Form 10-Q
period 2012-06-30
Leatt Corp
filed 2012-08-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road,
Durbanville, Western Cape, South Africa, 7441
(Address of principal executive offices)

+(27) 21-557-7257
(Registrant’s telephone number, including area code)

_____________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]          No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]          No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 10, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	130,009,639

LEATT CORPORATION

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2012

i

PART I
FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operation and Comprehensive Income	3
Consolidated Statement of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6-7

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2012	December 31 2011
	Unaudited	Audited

ASSETS
Current Assets
Cash and cash equivalents	$1,399,522	$1,084,806
Short-term investments	310,716	310,329
Accounts receivable	2,476,748	2,993,681
Inventory	3,302,210	3,679,223
Payments in advance	144,944	179,653
Deferred tax asset	47,000	47,000
Prepaid expenses and other current assets	307,476	825,817
Total current assets	7,988,616	9,120,509

Property and equipment, net	1,233,122	1,372,521

Other Assets
Deposits	33,539	33,509
Intangible assets	114,085	116,230
Total other assets	147,624	149,739

Total Assets	$9,369,362	$10,642,769

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$1,267,260	$2,171,456
Customer deposits	-	265
Income taxes payable	103,009	148,000
Short term loan, net of finance charges	88,144	617,010
Total current liabilities	1,458,413	2,936,731

Deferred tax liabilities	99,868	100,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 28,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 700,000,000 shares authorized, 130,007,807 shares issued and outstanding on June 30, 2012 and December 31, 2011	130,008	130,008
Additional paid - in capital	7,297,190	7,286,865
Accumulated other comprehensive income	190,956	199,618
Retained earnings / Accumulated deficit	189,927	(13,453)
Total stockholders' equity	7,811,081	7,606,038

Total Liabilities and Stockholders' Equity	$9,369,362	$10,642,769

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$4,469,733	$4,983,452	$7,792,428	$7,908,150

Cost of Revenues	1,941,179	1,973,499	3,398,360	3,018,663

Gross Profit	2,528,554	3,009,953	4,394,068	4,889,487

Operating Expenses
Salaries and wages	555,524	585,322	1,066,540	1,050,757
Commissions and consulting	111,392	159,041	248,070	298,079
Professional fees	311,751	176,094	553,752	433,662
Advertising and marketing	307,691	399,845	539,080	770,895
Office rent and expenses	62,001	56,789	140,333	123,476
Research and development costs	255,993	346,194	521,455	612,540
Bad debts	-	2,043	-	2,043
General and administrative expenses	527,920	572,119	1,046,243	1,035,292
Depreciation	108,551	91,294	215,894	164,634
Total operating expenses	2,240,823	2,388,741	4,331,367	4,491,378

Income from Operations	287,731	621,212	62,701	398,109

Other Income
Interest and other income, net	194,701	19,154	246,639	24,623
Total other income	194,701	19,154	246,639	24,623

Income Before Income	482,432	640,366	309,340	422,732

Income Taxes	105,000	250,800	105,960	251,600
Net Income Available to Common Shareholders	$377,432	$389,566	$203,380	$171,132

Net Income per Common Share
Basic	$0.003	$0.003	$0.002	$0.001
Diluted	$0.003	$0.003	$0.002	$0.001

Weighted Average Number of Common Shares Outstanding
Basic	130,007,807	130,015,239	130,007,807	130,401,712
Diluted	130,007,807	130,015,239	130,007,807	130,401,712

Comprehensive Income
Net Income	$377,432	$389,566	$203,380	$171,132
Other Comprehensive Income (Loss), net of $-0- deferred income taxes
Foreign currency translation	(136,971)	56,903	(8,662)	(16,918)
Total Comprehensive Income	$240,461	$446,469	$194,718	$154,214

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2012

						Accumulated	(Accumulated
						Other	Deficit)
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income	Earnings	Total
Balance, January 1, 2012	3,000,000	$3,000	130,007,807	$130,008	$7,286,865	$199,618	($13,453)	$7,606,038
Compensation cost recognized in connection with stock options	-	-	-	-	10,325	-	-	10,325
Net income	-	-	-	-	-	-	203,380	203,380
Foreign currency translation adjustment	-	-	-	-	-	(8,662)	-	(8,662)
Balance, June 30, 2012	3,000,000	$3,000	130,007,807	$130,008	$7,297,190	$190,956	$189,927	$7,811,081

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011

Cash flows from operating activities
Net	$203,380	$171,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,894	164,634
Deferred income taxes	(132)	(258)
Stock-based compensation	10,325	-
Bad debts	-	(5,443)
Gain on disposal of property and equipment	(5,706)	-
(Increase) decrease
Accounts receivable	516,933	317,065
Inventory	377,013	(631,061)
Payments in advance	34,709	20,427
Prepaid expenses and other current assets	518,341	434,551
Income tax refunds receivable	-	40,300
Deposits	(30)	(2,251)
Increase (decrease)
Accounts payable and accrued expenses	(904,196)	62,269
Income taxes payable	(44,991)	299,425
Customer deposits	(265)	(48,084)
Net cash provided by operating	921,275	822,706

Cash flows from investing activities
Capital expenditures	(94,201)	(148,318)
Proceeds from sale of property and equipment	5,706	-
Increase in short-term investments, net	(387)	(531)
Net cash used in investing activities	(88,882)	(148,849)

Cash flows from financing activities
Repurchase of common stock	-	(81,417)
Repayments of short-term loan, net	(528,866)	(629,281)
Net cash used in financing	(528,866)	(710,698)

Effect of exchange rates on cash and cash equivalents	11,189	24,985

Net increase (decrease) in cash and cash equivalents	314,716	(11,856)

Cash and cash equivalents - beginning of period	1,084,806	1,235,107

Cash and cash equivalents - end of period	$1,399,522	$1,223,251

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for	$27	$46
Cash paid for income taxes	$960	$800

Other noncash investing and financing activities
Common stock issued for services	$10,325	$-

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of Presentation

The consolidated balance sheet as of December 31, 2011 was audited and appears in the Form 10 filed by the Company with the Securities and Exchange Commission, as amended. The consolidated balance sheet as of June 30, 2012 and the consolidated statements of operations for the six months ended June 30, 2012 and 2011, changes in stockholders' equity for the six months ended June 30, 2012, cash flows for the six months ended June 30, 2012 and 2011, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2012 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011 as filed with the Securities and Exchange Commission in the Company's Form 10, as amended.

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the six months ended June 30, 2012.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2012 was zero. There was no impairment of intangible assets at June 30, 2012.

Note 4 - Short-term Loan

The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $89,357 over ten months with interest at 2.99% .

Note 5 - Stock-Based Compensation

During the quarter ended March 31, 2012, 5,200,000 stock options were granted at an exercise price of $0.04 per share, exercisable over a 5 year period. Of the options granted, 40% of the shares were vested with a compensation expense of $10,325 and 60% of the shares were unvested with unrecognized compensation values of $15,487. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the six months ended June 30, 2012, was $0.005 per share.

Expected term in years	5 years
Risk-free interest rate	2.65%
Expected volatility	0.90%
Expected dividend yield	0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 - Income Taxes

The Company uses the asset and liability approach to account for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes included taxes currently payable, if any, plus the net change during the period in deferred tax assets and liabilities recorded by the Company.

The Company applies the provisions of FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes (“Standard”), which provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the standard provides guidance on derecognition, classification, interest and penalties; accounting in interim periods, disclosure and transition, and any amounts when incurred would be recorded under these provisions.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2012, the Company had no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Note 7 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2012, the Company had 8,200,000 potential common shares, consisting of 3,000,000 preferred shares and 5,200,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

Note 8 - Litigation

In the ordinary course of business, the Company is involved in various legal proceedings involving product liability and personal injury and intellectual property litigation. The Company is insured against loss for certain of these matters. The Company will record contingent liabilities resulting from asserted and unasserted claims against it when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company will disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. While the outcome of currently pending litigation is not yet determinable, the ultimate exposure with respect to these matters cannot be ascertained. However, based on the information currently available to the Company, the Company does not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

Note 9 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Overview of Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above.

In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

  our expectations regarding growth in the motor sports market;

  our expectation regarding increasing demand for protective equipment used in the motor sports market;

  our belief that we will be able to effectively compete with our competitors and increase our market share;

  our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes; and

  our future business development, results of operations and financial condition.

Also, forward-looking statements represent our estimates and assumptions only as of the date of this quarterly report. You should read this quarterly report and the documents that we reference and filed as exhibits to the quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this registration statement to:

  “Exchange Act” are to Securities Exchange Act of 1934, as amended;

  “Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven, Leatt New Zealand and Three Eleven;

  “Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation, Incorporated in the State of Nevada,’ incorporated under the laws of South Africa with registration number: 2007/032780/10;

  “Leatt USA” are to Leatt USA, LLC, is a Nevada Limited Liability Company;

  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;

  “Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;

  “Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;

  “South Africa” are to the Republic of South Africa;

  “U.S. dollar”and “$”  are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR8.1173 for its December 31, 2011 audited balance sheet;

  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

  “ZAR” refers to the South African Rand, the legal currency of South Africa.

Overview of Our Business

Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs, as well as racing car drivers. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by other international brands.

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment.

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 6 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the Moto R, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the FIA, the FIM and NASCAR, to have the Leatt-Brace® accredited by these bodies.

Our products are manufactured in China under outsource manufacturing arrangements with third-party manufacturers located there. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

Leatt earns revenues through the sale of its products through approximately 60 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to retailers in the United States and South Africa, respectively.

Principal Factors Affecting our Financial Performance

We believe that the following factors will continue to affect our financial performance:

Global Economic Fragility – The ongoing turmoil in the global economy, especially in the U.S. and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

Fuel Prices – Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2012 compared to the Three Months Ended June 30, 2011

The following table summarizes the results of our operations during the three-month periods ended June 30, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

			$	Percentage
	Three-Months Ended		Increase	Increase
Item	June 30, 2012	June 30, 2011	(Decrease)	(Decrease)
REVENUES	$4,469,733	$4,983,452	$(513,719)	(10%	)
COST OF REVENUES	1,941,179	1,973,499	(32,320)	(2%	)
GROSS PROFIT	2,528,554	3,009,953	(481,399)	(16%	)
OPERATING EXPENSES
Salaries and Wages	555,524	585,322	(29,798)	(5%	)
Commissions and Consulting	111,392	159,041	(47,649)	(30%	)
Professional Fees	311,751	176,094	135,657	77%
Advertising and Marketing	307,691	399,845	(92,154)	(23%	)
Office Rent and Expenses	62,001	56,789	5,212	9%
Research and Development Costs	255,993	346,194	(90,201)	(26%	)
Bad Debts	-	2,043	(2,043)	(100%	)
General and Administrative	527,920	572,119	(44,199)	(8%	)
Depreciation	108,551	91,294	17,257	19%
Total Operating Expenses	2,240,823	2,388,741	(147,918)	(6%	)
INCOME FROM OPERATIONS	$287,731	$621,212	$(333,481)	(54%	)
Other Income	194,701	19,154	175,547	917%
INCOME BEFORE INCOME TAXES	$482,432	$640,366	$(157,934)	(25%	)
Income Taxes	105,000	250,800	(145,800)	(58%	)
NET INCOME	$377,432	$389,566	$(12,134)	(3%	)

Revenues – Revenues for the quarter ended June 30, 2012 were $4.5 million, a decrease of 10% compared to revenues of $5.0 million for the quarter ended June 30, 2011. This decrease in revenues is attributable to a $1.1 million, or 25%, decrease in Brace Sales which was partially offset by a $600,000, or 115%, increase in Protective Gear and other sales during the quarter ended June 30, 2012.

	Quarter Ended June 30,
	2012	% of Revenues	2011	% of Revenues
Brace	$3,346,162	75%	$4,460,198	90%
Protective Gear and Other	1,123,571	25%	523,254	10%
	$4,469,733	100%	$4,983,452	100%

Brace sales volume decreased from period to period by 18%, while Protective Gear and other sales increased, primarily due to a 26% increase in the sales volume of Protective Gear and other products during the 2012 period. During the quarter ended June 30, 2012, our Brace and Body Protection sales mix was 75% and 25%, respectively, as compared to 90% and 10%, respectively, during the quarter ended June 30, 2011, representing a 12% increase in the portion of our overall revenues represented by sales of Protective Gear and other products. Overall, our revenues decreased by 10% in the 2012 second quarter and our gross profit decreased from 60% in the 2011 period to 57% in the 2012 period. We experienced a 4% increase over the 2011 period in the total volume of all products shipped in the 2012 period. Despite the continued positive effect of the introduction of our Body Protection products into our sales mix in the latter part of 2010, the year on year 18% decrease in Brace sales volume, led to a $514,000 overall decrease in sales during the quarter ended June 30, 2012. Changes in prices did not impact the increase in revenues as our selling prices have not been increased by any significant level.

Cost of Revenues and Gross Profit – Cost of revenues for the quarter ended June 30, 2012 and 2011 were $1.9 million and $2.0 million, respectively. Gross Profit for the quarters ended June 30, 2012 and 2011 were $2.5 million and $3 million, or 57% and 60% of sales respectively. This decrease in gross profit percentage is due to continued changes in the Company’s product sales mix, as discussed above, and increases experienced in freight and carriage costs as a result of higher international oil prices. Protective Gear and other products continue to generate a lower gross margin than do Brace products, and they represent 25% of the total company sales in the second quarter of 2012, as compared to 10% in the second quarter of 2011. This continued increase in the contribution of Protective Gear and other products to revenues, combined with the freight and carriage cost increases experienced as a result of higher international oil prices, led to a 3% decrease in our overall gross profit percentage from 2011. Our management continues to evaluate possible efficiencies and benefits that may be achieved to assist margins on a regular basis.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2012 and 2011 were $555,524 and $585,322, respectively. This 5% decrease in salaries and wages is the result of the discontinuation of operations of the Company's wholly-owned subsidiary, Leatt New Zealand Limited, which resulted in the reduction of staff costs.

Commissions and Consulting Expense –During the quarters ended June 30, 2012 and 2011, commissions and consulting expense were $111,392 and $159,041, respectively. This 30% decrease in commissions and consulting expenses is primarily the effect of decreased external product development consulting expenses incurred.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2012 and 2011 were $311,751 and $176,094, respectively. This 77% increase in professional fees is primarily due to the effect of increased spending on legal fees in connection with patent and product liability litigation and in connection with becoming an SEC reporting company during the 2012 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the quarters ended June 30, 2012 and 2011 were $307,691 and $399,845, respectively. The 23% decrease in advertising and marketing is primarily due to a decrease in the amount of product given to sponsored riders.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2012 and 2011 were $62,001 and $56,789, respectively. The 9% increase in office rent and expenses is primarily the result of additional warehouse space required by Two Eleven to accommodate increased inventory levels in order to sustain a wider product range.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. The 26% decrease in research and development costs is a result of decreased spending on external contracted research and development expenditures for the quarters ended June 30, 2012 and 2011, which declined to $255,993 from $346,194, respectively.

General and Administrative Expenses – General and administrative expense consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2012 and 2011 were $527,920 and $572,119, respectively. The 8% decrease in general and administrative expenses was primarily the result of a reduction in travel costs.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2012 and 2011 were $108,551 and $91,294, respectively. This 19% increase in depreciation is primarily due to the commissioning of new molds purchased to facilitate the production of the Company's wider product range.

Total Operating Expenses – Total operating expenses decreased by $147,918 in the three months ended June 30, 2012, or 6%, compared to $2,388,741 in the 2011 period. This decrease is primarily due to a reduction in advertising and marketing expenses as well as a reduction in external research and development consulting compared to the 2011 period.

Other Income - Other income increased to $194,701 during the three months ended June 30, 2012, compared to $19,154 in the 2011 period. This increase is primarily due to a recovery of bad debts that were written off during the year ended December 31, 2011.

Net Income – The net income after income taxes for the quarter ended June 30, 2012 was $377,432 down from the net income after income taxes of $389,566 for the quarter ended June 30, 2011. This 3% decrease in net income is due primarily to the decreased revenues discussed above. The reduction in operating costs as mentioned above has also contributed to the maintenance of a 8% net profit percentage for each period.

Six Months Ended June 30, 2012 compared to the Six Months Ended June 30, 2011

The following table summarizes the results of our operations during the six-month periods ended June 30, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

			$	Percentage
	Six-Months Ended		Increase	Increase
Item	June 30, 2012	June 30, 2011	(Decrease)	(Decrease)
REVENUES	$7,792,428	$7,908,150	$(115,722)	(1%	)
COST OF REVENUES	3,398,360	3,018,663	379 697	13%
GROSS PROFIT	4,394,068	4,889,487	(495,419)	(10%	)
OPERATING EXPENSES
Salaries and Wages	1,066,540	1,050,757	15 783	1%
Commissions and Consulting	248,070	298,079	(50,009)	(17%	)
Professional Fees	553,752	433,662	120,090	28%
Advertising and Marketing	539,080	770,895	(231,815)	(30%	)
Office Rent and Expenses	140,333	123,476	16,857	14%
Research and Development Costs	521,455	612,540	(91,085)	(15%	)
Bad Debts	-	2,043	(2,043)	(100%	)
General and Administrative	1,046,243	1,035,292	10 951	1%
Depreciation	215,894	164,634	51,260	31%
Total Operating Expenses	4,331,367	4,491,378	(160,011)	(4%	)
INCOME FROM OPERATIONS	$62,701	$398,109	$(335,408)	(84%	)
Other Income	246,639	24,623	222,016	902%
INCOME BEFORE INCOME TAXES	$309,340	$422,732	$(113,392)	(27%	)
Income Taxes	105,960	251,600	(145,640)	(58%	)
NET INCOME	$203,380	$171,132	$32 248	19%

Revenues – Revenues for the six months ended June 30, 2012 were $7.8 million, a 1% decrease, compared to revenues of $7.9 million for the six months ended June 30, 2011. This decrease in revenues is attributable to a $1.1 million, or 16%, decrease in Brace Sales and a $1 million, or 113%, increase in Protective Gear and other sales during the six months ended June 30, 2012.

	Six months ended June 30,
	2012	% of Revenues	2011	% of Revenues
Brace	$5,926,557	76%	$7,032,339	89%
Protective Gear and Other	1,865,871	24%	875,811	11%
	$7,792,428	100%	$7,908,150	100%

Brace sales decreased as a result of a 15% decrease in Brace sales volume from period to period, while Protection Gear and other sales increased primarily due to a 51% increase in the sales volume of Protection Gear and other products during the 2012 period. During the six months ended June 30, 2012, our Brace and Protection Gear and other sales mix was 76% and 24%, respectively, as compared to 89% and 11%, respectively, during the six months ended June 30, 2011, representing a 13% increase in the overall portion of our revenues represented by sales of Protective Gear and other products. Overall, our revenues decreased by 1% in 2012, and our gross profit decreased from 62% in the 2011 period to 56% in the 2012 period. We experienced an increase in the total volume of all products shipped in the 2012 period in excess of 18% over 2011. This is mainly due to the continued effect of the introduction of our Body Protection product range into our sales mix introduced in the latter part of 2010 which, combined with the year on year decrease of 15% in Brace sales volume, led to the $115,000 overall decrease in sales during the six months ended June 30, 2012. Changes in prices did not impact the increase in revenues as our selling prices have not been increased by any significant level.

Cost of Revenues and Gross Profit – Cost of revenues for the six months ended June 30, 2012 were $3.4 million and $3 million, respectively. Gross Profit for the six months ended June 30, 2012 and 2011 were $4.4 million and $4.9 million, or 56% and 62% of sales respectively. This decrease in gross profit percentage is due to continued changes in the Company’s product sales mix, as discussed above, as well as additional freight costs incurred in order to encourage increased customer orders and volumes globally by delivering certain orders to our customer's doors that were compounded by increased international oil prices. Body Protection products continue to generate a lower gross margin than do Brace products, and they represent 24% of the total company sales in the first six months of 2012 as compared to 11% in the first six months of 2011. As a result, the increased contribution to total revenues derived from Protection Gear and other products, combined with the increase in freight costs, led to a 10% decrease in our overall gross profit over the 2011 period.

Salaries and Wages – Salaries and wages for the six months ended June 30, 2012 and 2011 were $1,066,540 and $1,050,757, respectively. This 1% increase in salaries and wages is the result of an increase in the Company’s sales staff necessary to match the increase in the Company’s product range and customer base.

Commissions and Consulting Expense – During the six months ended June 30, 2012 and 2011, commissions and consulting expense were $248,070 and $298,079, respectively. This 17% decrease in commissions and consulting expenses occurred as a result of functions being undertaken in-house which were previously outsourced.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the six months ended June 30, 2012 and 2011 were $553,752 and $433,662, respectively. This 28% increase in professional fees is primarily due to the effect of increased spending on legal fees in connection with patent and product liability litigation and in connection with becoming an SEC reporting company during the 2012 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the six months ended June 30, 2012 and 2011 were $539,080 and $770,895, respectively. The 30% decrease in advertising and marketing is primarily due to a decrease in advertising spending as a result of the change in the timing of various media advertising campaigns, as well as a decrease in the amount of sponsored product given to sponsored riders.

Office Rent and Expenses – Office rent and expenses for the six months ended June 30, 2012 and 2011 were $140,333 and $123,476, respectively. The 14% increase in office rent and expenses is primarily the result of additional warehouse space rented by Two Eleven in order to accommodate increased inventory levels required as the Company's product range widens. Management continues to evaluate the Company's warehouse requirements closely.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products.

Research and development costs for the six months ended June 30, 2012 and 2011 reduced to $521,455 from $612,540, respectively. This is as a result of reduced spending on external contracted research and development expenditures.

General and Administrative Expenses – General and administrative expense consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six months ended June 30, 2012 and 2011 were $1,046,243 and $1,035,292, respectively. The 1% increase in general and administrative expenses was primarily the result of a 7.4% increase in our product liability insurance premiums. The Company continues to review and revise its insurance needs as necessary to meet the increased risks of such expansion.

Depreciation Expense – Depreciation expense for the six months ended June 30, 2012 and 2011 were $215,894 and $164,634, respectively. This 31% increase in depreciation is primarily due to the commissioning of new molds purchased to facilitate the production of the Company's wider product range.

Total Operating Expenses – Total operating expenses decreased by $160,011 in the six months ended June 30, 2012, or 4%, compared to $4,491,378 in the 2011 period. This marginal decrease is primarily due to a reduction in advertising and marketing expenses despite a 28% increase in professional fees compared to the 2011 period.

Other Income - Other income increased to $246,639 during the six months ended June 30, 2012, compared to $24,623 in the 2011 period. This increase is primarily due to a recovery of bad debts that were written off during the year ended December 31, 2011.

Net Income – The net income after income taxes for the six months ended June 30, 2012 was $203,380 an increase from the net income after income taxes of $171,132 for the six months ended June 30, 2011. The net income percentage for the six months ended June 30, 2012 and 2011 is 3% and 2% respectively. This increase in net income percentage is primarily due to the reduction in total operating expenses discussed above.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents of $1.4 million and $0.3 million of short term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30
	2012	2011
Net cash provided by operating activities	$921,275	$822,706
Net cash used in investing activities	($88,882)	($148,849)
Net cash used in financing activities	($528,866)	($710,698)
Effect of exchange rate changes on cash and cash equivalents	$11,189	$24,985
Net increase (decrease) in cash and cash equivalents	$314,716	($11,856)
Cash and cash equivalents at the beginning of period	$1,084,806	$1,235,107
Cash and cash equivalents at the end of period	$1,399,522	$1,223,251

Cash increased by $314,716, or 29%, for the six months ended June 30, 2012. The primary sources of cash from operating activities during the six months ended June 30, 2012 were decreased accounts receivable of $516,933, a decrease in prepaid expenses and other current assets of $518,341, a decrease in inventory of $377,013 and net income of $203,380. The primary use of cash from operating activities for the six months ended June 30, 2012 was a decrease in accounts payable of $904,196. As of June 30, 2012, we did not have any credit facilities or significant amounts owed to third party lenders.

The Company is currently meeting its working capital needs through cash on hand as well as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, we pay Xceed Holdings 4% of all sales revenue billed and received by the Company, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.

Pursuant to a Premium Finance Agreement, dated October 21, 2011, between the Company and Flat Iron Capital, a division of Wells Fargo Bank, N.A., or "Flat Iron", we are obligated to pay to Flat Iron an aggregate sum of $881,442, in ten payments of $89,357, at a 2.99% annual interest rate, commencing on November 1, 2011 and ending on September 1, 2012. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default Flat Iron has the right to accelerate the payment due under the agreement. As of June 30, 2012, the Company owed Flat Iron $89,357 under the Premium Finance Agreement.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period.

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2011. We have not adopted any accounting policies since December 31, 2011 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, as of and for the year ended December 31, 2011, included in the Leatt Corporation Form 10 registration statement, as amended, as well as the notes in this Form 10-Q.

We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, estimating allowances for doubtful accounts receivable, inventory valuation, impairment of long-lived assets and accounting for income taxes.

Revenue and Cost Recognition - All manufacturing of Leatt-Brace products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area (collectively the "customers"). Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Since the Company (through its wholly owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third party manufacturer to the international distributors.

Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point. Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned due to product quality issues. If a distributor relationship were to be terminated by Leatt, then product return may occur. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products.

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the six months ended June 30, 2012 and 2011.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the six months ended June 30, 2012 and 2011.

Income Taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which the temporary differences reverse.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards. ASU 2011- 04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company will adopt ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU No. 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of shareholders’ equity. All non-owner changes in shareholders’ equity instead must be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 is to be adopted retrospectively and will be effective for annual periods beginning after December 15, 2011. The adoption of ASU 2011-05 will not have an impact on the Company’s consolidated financial position, results of operations, or cash flows, as the guidance only changes the presentation of financial information. In December 2011, the FASB issued ASU 2011-12 deferring the effective date for implementation of ASU 2011-05 related only to reclassification out of accumulated other comprehensive income until a later date to be determined after further consideration by the FASB.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU No. 2011-08 provides companies an option to perform a qualitative assessment to determine whether further goodwill impairment testing is necessary. If, as a result of the qualitative assessment, it is determined that it is more likely than not that a reporting unit’s fair value is less than its carrying amount, the two-step quantitative impairment test is required. Otherwise, no further testing is required. ASU No. 2011-08 will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

As of June 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4.	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2012, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. Other than as set forth below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

  Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings, including the patents to the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, demanding that Atlas should cease and desist the manufacture, use, offer and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for judicial determination and declaratory judgment against the Company in the U.S. District Court for the Central District of California, that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has not right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court against Atlas’ declaratory judgment motion and jointly countersuing Atlas (with Xceed) for patent infringement. The Company believes that Atlas’ case is without merit.

  On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking a recovery for medical, hospital, rehabilitation and related care expenses, both in the past and throughout the plaintiff’s lifetime; physical pain and mental suffering, both past and future; lost wages to the time of trial; permanent impairment of the plaintiff’s power and ability to earn income; inconvenience; reasonable attorney’s fees and costs; and punitive damages. This case has been set for trial on October 9, 2012. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

  In February 2012, a complaint was filed against the Company on behalf of a motorcycle rider in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged product liability claims in connection with injury allegedly suffered by the rider during an accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000, for compensatory and punitive damages together with interest and costs of bringing the action. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

  On December 30, 2011, a motorcycle rider brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims in connection with injury allegedly suffered by him during an October 2011 accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

  On July 24, 2012, a motorcycle rider brought suit against the Company Los Angeles (CA) Superior Court for alleged negligence, strict product liability, breach of expressed and implied warranties in connection with injury allegedly suffered by him during a September 2010 accident while wearing one of the Company’s products. The plaintiff is seeking damages, together with interest and costs of bringing the action. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

ITEM 1A.	RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Registration Statement on Form 10-12G, as amended on July 25, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	(REMOVED AND RESERVED).

ITEM 5.	OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2012	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)