Form 10-Q
period 2012-09-30
Leatt Corp
filed 2012-11-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

__________________________________________________________________
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

Yes [X]        No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2012 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Nine months Ended September 30, 2012

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

Page(s)
Financial Statements
Consolidated Balance Sheets	3
Consolidated Statements of Operation and Comprehensive Income	4
Consolidated Statement of Changes in Stockholders' Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7 - 9

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30	December 31
	2012	2011
	Unaudited	Audited

Current Assets
Cash and cash equivalents	$1,340,354	$1,084,806
Short-term investments	310,951	310,329
Accounts receivable	1,835,630	2,993,681
Inventory	4,445,773	3,679,223
Payments in advance	130,759	179,653
Income tax refunds receivable	1,991	-
Deferred tax asset	47,000	47,000
Prepaid expenses and other current assets	43,524	825,817
Total current assets	8,155,982	9,120,509

Property and equipment, net	1,227,808	1,372,521

Other Assets
Deposits	44,647	33,509
Intangible assets	113,608	116,230
Total other assets	158,255	149,739

Total Assets	$9,542,045	$10,642,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,381,416	$2,171,456
Customer deposits	-	265
Income taxes payable	-	148,000
Short term loan, net of finance charges	-	617,010
Total current liabilities	2,381,416	2,936,731

Deferred tax liabilities	99,839	100,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,297,190	7,286,865
Accumulated other comprehensive income	196,249	199,618
Accumulated deficit	(565,657)	(13,453)
Total stockholders' equity	7,060,790	7,606,038

Total Liabilities and Stockholders' Equity	$9,542,045	$10,642,769

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$2,689,157	$3,582,144	$10,481,585	$11,490,294

Cost of Revenues	1,317,056	1,499,775	4,715,416	4,518,438

Gross Profit	1,372,101	2,082,369	5,766,169	6,971,856

Operating Expenses
Salaries and wages	547,144	526,019	1,613,684	1,576,776
Commissions and consulting expenses	122,987	101,420	371,057	399,499
Professional fees	310,696	99,974	864,448	533,635
Advertising and marketing	429,421	192,349	968,501	963,244
Office rent and expenses	66,015	65,482	206,348	188,958
Research and development costs	255,982	340,275	777,437	952,815
Bad debts	-	-	-	2,043
General and administrative expenses	528,407	561,980	1,574,650	1,597,273
Depreciation	102,496	119,539	318,390	284,173
Total operating expenses	2,363,148	2,007,038	6,694,515	6,498,416

Income (Loss) from Operations	(991,047)	75,331	(928,346)	473,440

Other Income
Interest and other income, net	130,463	72,112	377,102	96,735
Total other income	130,463	72,112	377,102	96,735

Income (Loss) Before Income Taxes	(860,584)	147,443	(551,244)	570,175

Income Taxes	(105,000)	-	960	251,600

Net Income (Loss) Available to Common Shareholders	$(755,584)	$147,443	$(552,204)	$318,575

Net Income (Loss) per Common Share
Basic	$0.000	$0.0283	$0.000	$0.0611
Diluted	$0.000	$0.0283	$0.000	$0.0611

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,312	5,200,623	5,210,816
Diluted	5,200,623	5,200,312	5,200,623	5,210,816

Comprehensive Income (Loss)
Net Income (Loss)	$(755,584)	$147,443	$(552,204)	$318,575
Other Comprehensive Income, net of $-0- deferred income taxes
Foreign currency translation	5,293	(282,987)	(3,369)	(299,905)

Total Comprehensive Income (Loss)	$(750,291)	$(135,544)	$(555,573)	$18,670

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Deficit)	Total
Balance, January 1, 2012 - as previously reported	3,000,000	$3,000	130,007,807	$130,008	$7,286,865	$199,618	$(13,453)	$7,606,038
Reverse Stock Split	(2,880,000)	-	(124,807,184)	-	-	-	-	-
Balance, January 1, 2012 - as adjusted	120,000	$3,000	5,200,623	$130,008	$7286,865	$199,618	$(13,453)	$7,606,038
Compensation cost recognized in connection with stock options	-	-	-	-	10,325	-	-	10,325
Net loss	-	-	-	-	-	-	(552,204)	(552,204)
Foreign currency translation adjustment	-	-	-	-	-	(3,369)	-	(3,369)
Balance, September 30, 2012	120,000	$3,000	5,200,623	$130,008	$7,297,190	$196,249	$(565,657)	$7,060,790

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011

Cash flows from operating activities
Net income (loss)	$(552,204)	$318,575
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	318,390	284,173
Deferred income taxes	(161)	(1,412)
Stock-based compensation	10,325	-
Bad debts	-	5,443
Gain on disposal of property and equipment	(7,851)	-
(Increase) decrease in:
Accounts receivable	1,158,051	371,036
Inventory	(766,550)	(2,001,380)
Payments in advance	48,894	(46,318)
Prepaid expenses and other current assets	782,293	595,690
Income tax refunds receivable	(1,991)	40,300
Deposits	(11,138)	(1,164)
Increase (decrease) in:
Accounts payable and accrued expenses	209,960	947,620
Income taxes payable	(148,000)	299,425
Customer deposits	(265)	(59,281)
Net cash provided by operating activities	1,039,753	752,707

Cash flows from investing activities
Capital expenditures	(94,201)	(447,341)
Proceeds from sale of property and equipment	7,851	-
Increase in short-term investments, net	(622)	(783)
Net cash used in investing activities	(86,972)	(448,124)

Cash flows from financing activities
Repurchase of common stock	-	(81,417)
Repayments of short-term loan, net	(617,010)	(631,430)
Net cash used in financing activities	(617,010)	(712,847)

Effect of exchange rates on cash and cash equivalents	(80,223)	(121,452)

Net increase (decrease) in cash and cash equivalents	255,548	(529,716)

Cash and cash equivalents - beginning of period	1,084,806	1,235,107

Cash and cash equivalents - end of period	$1,340,354	$705,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$122	$430
Cash paid for income taxes	$960	$800

Other noncash investing and financing activities Common stock issued for services	$10,325	$-

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 –Basis of Presentation

The consolidated balance sheet as of December 31, 2011 was audited and appears in the Form 10 filed by the Company with the Securities and Exchange Commission, as amended. The consolidated balance sheet as of September 30, 2012 and the consolidated statements of operations for the nine months ended September 30, 2012 and 2011, changes in stockholders' equity for the nine months ended September 30, 2012, cash flows for the nine months ended September 30, 2012 and 2011, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2012 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the nine months ended September 30, 2012.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2012 was zero. There was no impairment of intangible assets at September 30, 2012.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $89,357 over ten months with interest at 2.99% and has been repaid in full. The current short-term loan is payable in monthly installments of $94,316 over an eleven month period at an APR of 2.647% .

Note 5 - Stock-Based Compensation

During the quarter ended March 31, 2012, 208,000 stock options were granted at an exercise price of $1.00 per share, exercisable over a 5 year period. Of the options granted, 40% of the shares were vested with a compensation expense of $10,325 and 60% of the shares were unvested with unrecognized compensation values of $15,487. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the nine months ended September 30, 2012, was $0.13 per share.

Expected term in years	5
years Risk-free interest rate	2.65%
Expected volatility	0.90%
Expected dividend yield	0.00%

The expected volatility was determined with reference to the historical volatility of the Company's stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time that the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2012, the Company had no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Note 7 - Net Income per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2012, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

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

Note 9 - Stockholders' Equity

On September 20, 2012, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-25 reverse stock split of its common stock and preferred stock issued and outstanding on that date. The amendment also effected a reduction of the Company's authorized common shares and preferred shares at the same ratio as the reverse stock split. As a result, the Company's authorized common shares were reduced to 28,000,000 shares, with 5,200,623 shares issued and outstanding, and the Company's authorized preferred shares were reduced to 1,120,000 shares, with 120,000 preferred shares issued and outstanding, without any change in the par value of such shares.

All share and per share calculations and related disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split for all periods presented.

Note 10 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

Effective as of October 1, 2012, trading of the Company's common stock on a reverse stock split basis was approved by the Financial Industry Regulatory Authority.

Pursuant to a Premium Financing Agreement, dated October 10, 2012, between the Company and AFCO Acceptance Corporation ("AFCO"), the Company is obligated to pay AFCO an aggregate sum of $1,023,880.97 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Quarterly report on Form 10-Q contains forward-looking statements. The forward-looking statements are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above.

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
  “Leatt USA” are to Leatt USA, LLC, is a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.2914 for its December 31, 2011 audited balance sheet.
  “PRC”, and “China” are to the People’s Republic of China;
  “Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
  “Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
  “Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR8.1173 for its December 31, 2011 audited balance sheet;
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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended September 30, 2012 compared to the Three Months Ended September 30, 2011

The following table summarizes the results of our operations during the three-month periods ended September 30, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

			$	Percentage
	Three-Months Ended		Increase	Increase
Item	September 30, 2012	September 30, 2011	(Decrease)	(Decrease)
REVENUES	$2,689,157	$3,582,144	$(892,987)	-25%
COST OF REVENUES	1,317,056	1,499,775	(182,719)	-12%
GROSS PROFIT	1,372,101	2,082,369	(710,268)	-34%
OPERATING EXPENSES
Salaries and Wages	547,144	526,019	21,125	4%
Commissions and Consulting	122,987	101,420	21,567	21%
Professional Fees	310,696	99,974	210,722	211%
Advertising and Marketing	429,421	192,349	237,072	123%
Office Rent and Expenses	66,015	65,482	533	1%
Research and Development Costs	255,982	340,275	(84,293)	-25%
General and Administrative	528,407	561,980	(33,573)	-6%
Depreciation	102,496	119,539	(17,043)	-14%
Total Operating Expenses	2,363,148	2,007,038	356,110	18%
INCOME (LOSS) FROM OPERATIONS	$(991,047)	$75,331	$(1,066,378)	-1416%
Other Income	130,463	72,112	58,351	81%
INCOME (LOSS) BEFORE INCOME TAXES	$(860,584)	$147,443	$(1,008,027)	-684%
Income Taxes	(105,000)	-	(105,000)	-
NET INCOME (LOSS)	$(755,584)	$147,443	$(903,027)	-612%

Revenues – We earn revenues from the sale of our braces, protective gear and other products, parts and accessories. During the quarters ended September 30, 2012 and 2011, Brace sales accounted for $1,924,702 and $3,084,202, respectively, or 72% and 86% of our revenues, Body Protection sales accounted for $614,894 and $291,091, respectively, or 23% and 8% of our revenues, and sales of Other Products, Parts and Accessories accounted for $149,561 and $206,851, respectively, or 5% and 6% of our revenues. Revenues for the quarter ended September 30, 2012 were $2.7 million, a 25% decrease compared to revenues of $3.6 million for the quarter ended September 30, 2011. This decrease in revenues is attributable to a $1.2 million decrease in Brace Sales and a $0.06 million decrease in sales of Other Products, Parts and Accessories, which was partially offset by a $0.3 million increase in Body Protection Sales. The decrease in Brace Sales was primarily due to a lower volume of brace orders from the Company’s OEM customers during the 2012 period, as compared to a higher volume of such orders in the 2011 period. The increase in Body Protection sales was primarily due to continued improved market penetration as a result of our marketing and promotional efforts during the 2012 period. The decrease in sales of our Other Products, Parts and Accessories is primarily due to our lessened focus on the sales and marketing of our clothing and other apparel products which have lower gross margins.

Cost of Revenues and Gross Profit – Cost of revenues for the quarter ended September 30, 2012 were $1.3 million and $1.5 million, respectively. Gross Profit for the quarters ended September 30, 2012 and 2011 were $1.4 million and $2.1 million, respectively, or 51% and 58% of sales respectively. This decrease in gross profit percentage is due to continued changes in the Company’s product sales mix, as discussed above, and continued increases experienced in freight and carriage costs as a result of higher international oil prices. Body Protection products continue to generate a lower gross margin than do Brace products, and they represent 23% of the total company sales in the third quarter of 2012 as compared to 8% in the third quarter of 2011. As a result, the contribution to total revenues as a result of the continued increase in Body Protection revenues combined with the freight and carriage cost increases experienced as a result of higher international oil prices led to a decrease in our overall gross profit from 2011. Our management continues to evaluate possible efficiencies and benefits that may be achieved to assist margins on a regular basis.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2012 and 2011 were $547,144 and $526,019, respectively. This 4% increase in salaries and wages is primarily due to the employment of additional European sales staff and US operations staff.

Commissions and Consulting Expense – During the quarters ended September 30, 2012 and 2011, commissions and consulting expenses were $122,987 and $101,420, respectively. This 21% increase in commissions and consulting expenses is primarily due to increased spending on investor relations activities.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2012 and 2011 were $310,696 and $99,974, respectively. This 211% increase in professional fees is primarily due to the effect of increased spending on patent protection and product liability litigation, which accounted for the majority of the increase as well as additional costs incurred in becoming an SEC reporting Company in 2012.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the quarters ended September 30, 2012 and 2011 were $429,421 and $192,349, respectively. The 123% increase in advertising and marketing expenditures during the 2012 period is primarily due to an advertising campaign developed to promote the Company’s new range of products.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2012 and 2011 were $66,015 and $65,482, respectively. The 1% increase in office rent and expenses is primarily the result of additional warehouse space required by Two Eleven to accommodate increased inventory levels in order to sustain a wider product range.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. The 25% decrease in research and development costs is a result of decreased spending on external contracted research and development expenditures for the quarters ended September 30, 2012 and 2011, which declined to $255,982 from $340,275, respectively.

General and Administrative Expenses – General and administrative expense consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2012 and 2011 were $528,407 and $561,980, respectively. The 6% decrease in general and administrative expenses was primarily a result of decreased travel costs despite increased product liability insurance premium costs.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2012 and 2011 were $102,496 and $119,539, respectively. This 14% decrease in depreciation is primarily as a result of certain assets reaching the end of their useful lives.

Total Operating Expenses – Total operating expenses increased by $356,110 in the three months ended September 30, 2012, or 18%, compared to $2,007,038 in the 2011 period. This increase is primarily due to increased advertising and marketing expenses as well as increased professional fees compared to the 2011 period.

Other Income - Other income increased to $130,463 during the three months ended September 30, 2012, compared to $72,112 in the 2011 period. This increase is primarily due to a continued recovery of bad debts that were written off during the year ended December 31, 2011.

Net Income/loss –The net loss after income taxes for the quarter ended September 30, 2012 was $755,584 down from the net income after income taxes of $147,443 for the quarter ended September 30, 2011. This decrease in net income is due primarily to the decreased revenues discussed above as well as increased operating costs mentioned above.

Nine months Ended September 30, 2012 compared to the Nine months Ended September 30, 2011

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine-months Ended		$	Percentage
	September 30,	September 30,	Increase	Increase
Item	2012	2011	(Decrease)	(Decrease)
REVENUES	$10,481,585	$11,490,294	$(1,008,709)	-9%
COST OF REVENUES	4,715,416	4,518,438	196,978	4%
GROSS PROFIT	5,766,169	6,971,856	(1,205,687)	-17%
OPERATING EXPENSES
Salaries and Wages	1,613,684	1,576,776	36,908	2%
Commissions and Consulting	371,057	399,499	(28,442)	-7%
Professional Fees	864,448	533,635	330,813	62%
Advertising and Marketing	968,501	963,244	5,257	1%
Office Rent and Expenses	206,348	188,958	17,390	9%
Research and Development Costs	777,437	952,815	(175,378)	-18%
Bad Debts	-	2,043	(2,043)	-100%
General and Administrative	1,574,650	1,597,273	(22,623)	-1%
Depreciation	318,390	284,173	34,217	12%
Total Operating Expenses	6,694,515	6,498,416	196,099	3%
INCOME (LOSS) FROM OPERATIONS	$(928,346)	$473,440	$(1,401,786)	-296%
Other Income	377,102	96,735	280,367	290%
INCOME (LOSS) BEFORE INCOME TAXES	$(551,244)	$570,175	$(1,121,419)	-197%
Income Taxes	960	251,600	(250,640)	-26108%
NET INCOME (LOSS)	$(552,204)	$318,575	$(870,779)	-273%

Revenues – During the nine-month periods ended September 30, 2012 and 2011, Brace sales accounted for $7,851,280 and $10,137,784, respectively, or 75% and 88% of our revenues, Body Protection sales accounted for $2,061,939 and $649,053, respectively, or 20% and 6% of our revenues, and sales of Other Products, Parts and Accessories accounted for $568,366 and $703,457, respectively, or 5% and 6% of our revenues. Revenues for the nine months ended September 30, 2012 were $10.5 million, a 9% decrease compared to revenues of $11.5 million for the nine months ended September 30, 2011. This decrease in revenues is attributable to a $2.3 million decrease in Brace Sales and a $0.1 million decrease in sales of Other Products, Parts and Accessories, which was partially offset by a $1.4 million increase in Body Protection Sales. The decrease in Brace Sales was primarily due to a lower volume of brace orders from the Company’s OEM customers during the 2012 third quarter, as well as depressed economic conditions word wide. The decrease in sales of our Other Products, Parts and Accessories is primarily due to our lessened focus on the sales and marketing of our clothing and other apparel products which have lower gross margins, and the continued concentration of our sales and marketing efforts on the promotion of our Body Protection products during the 2012 period which has resulted in an increase in Body Protection sales.

Cost of Revenues and Gross Profit – Cost of revenues for the nine months ended September 30, 2012 were $4.7 million and $4.5 million, respectively. Gross Profit for the nine-month periods ended September 30, 2012 and 2011 were $5.8 million and $7.0 million, or 55% and 61% of sales respectively. This decrease in gross profit percentage is due to continued changes in the Company’s product sales mix, as discussed above, and increases experienced in freight and carriage costs as a result of higher international oil prices. Body Protection products continue to generate a lower gross margin than do Brace products, and they represent 20% of the total company sales in the first nine months of 2012 as compared to 6% in the same 2011 period. As a result, the contribution to total revenues as a result of the continued increase in Body Protection revenues, combined with the freight and carriage cost increases experienced as a result of higher international oil prices, led to a decrease in our overall gross profit from 2011. Our management continues to evaluate possible efficiencies and benefits that may be achieved to assist margins on a regular basis.

Salaries and Wages – Salaries and wages for the nine months ended September 30, 2012 and 2011 were $1,613,684 and $1,576,776, respectively. This 2% increase in salaries and wages due to the employment of additional European sales staff and operations staff for our US operations in the 2012 third quarter, as mentioned above.

Commissions and Consulting Expense – During the nine months ended September 30, 2012 and 2011, commissions and consulting expense were $371,057 and $399,499, respectively. This 7% decrease in commissions and consulting expenses is primarily as a result of functions being undertaken in-house which were previously outsourced.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the nine months ended September 30, 2012 and 2011 were $864,448 and $533,635, respectively. This 62% increase in professional fees is primarily due to the effect of increased spending on product liability litigation which accounted for 82% of the increase and fees relating to becoming an SEC reporting company during the 2012 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the nine months ended September 30, 2012 and 2011 were $968,501 and $963,244, respectively. Advertising and marketing expenditures remain consistent with the prior period.

Office Rent and Expenses – Office rent and expenses for the nine months ended September 30, 2012 and 2011 were $206,348 and $188,958, respectively. The 9% increase in office rent and expenses is primarily the result of additional warehouse space rented by Two Eleven in order to accommodate increased inventory levels required as the Company's product range widens. Management continues to evaluate the Company's warehouse requirements closely.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine months ended September 30, 2012 and 2011 reduced to $777,437 from $952,815, respectively. This is as a result of reduced spending on external contracted research and development expenditures.

General and Administrative Expenses – General and administrative expense consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine months ended September 30, 2012 and 2011 were $1,574,650 and $1,597,273, respectively. The 1% decrease in general and administrative expenses was primarily the result of a focus on controlling administrative expenses despite increased product liability insurance premiums. The Company continues to review and revise its insurance needs as necessary.

Depreciation Expense – Depreciation expense for the nine months ended September 30, 2012 and 2011 were $318,390 and $284,173, respectively. This 12% increase in depreciation is primarily due to the commissioning of new molds purchased to facilitate the production of the Company's wider product range which was partially offset by certain assets reaching their economic useful life.

Total Operating Expenses – Total operating expenses increased by $196,099 in the nine months ended September 30, 2012, or 3%, compared to $6,498,416 in the 2011 period. This marginal increase is primarily due to an increase in professional fees which were offset by decreased research and development costs compared to the 2011 period.

Other Income - Other income increased to $377,102 during the nine months ended September 30, 2012, compared to $96,735 in the 2011 period. This increase is primarily due to a recovery of bad debts that were written off during the year ended December 31, 2011.

Net Income/loss – The net loss after income taxes for the nine months ended September 30, 2012 was $552,204 a decrease from the net income after income taxes of $318,575 for the nine months ended September 30, 2011. The net income (loss) percentage for the nine months ended September 30, 2012 and 2011 is -5% and 3%. The decrease in net income is primarily the effect of decreased revenues and increased operating costs discussed above..

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents of $1.3 million and $0.3 million of short term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2012	2011
Net cash provided by operating activities	$1,039,753	$752,707
Net cash used in investing activities	$(86,972)	$(448,124)
Net cash used in financing activities	$(617,010)	$(712,847)
Effect of exchange rate changes on cash and cash equivalents	$(80,223)	$(121,452)
Net increase (decrease) in cash and cash equivalents	$255,548	$(529,716)
Cash and cash equivalents at the beginning of period	$1,084,806	$1,235,107
Cash and cash equivalents at the end of period	$1,340,354	$705,391

Cash increased by $255,548, or 24%, for the nine months ended September 30, 2012. The primary sources of cash from operating activities during the nine months ended September 30, 2012 were a decrease in prepaid expenses and other current assets of $782,293, decreased accounts receivable of $1,158,051 and an increase in accounts payable of $209,960.The primary use of cash from operating activities for the nine months ended September 30, 2012 were an increase in inventory of $766,550 and a net loss of $552,204. As of September 30, 2012, we did not have any credit facilities or significant amounts owed to third party lenders..

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

Pursuant to a Premium Finance Agreement, dated October 10, 2011, between the Company and Flat Iron Capital, a division of Wells Fargo Bank, N.A., or "Flat Iron", we were obligated to pay to Flat Iron an aggregate sum of $881,442, in ten payments of $89,357, at a 2.99% annual interest rate, commencing on November 1, 2011 and ending on September 1, 2012. As of September 30, 2012, the Company had repaid the entire balance under the Premium Finance Agreement, and had entered into a new premium financing agreement, dated October 10, 2012, with AFCO Acceptance Corporation “AFCO”. Pursuant to the new agreement, the company is obligated to pay AFCO an aggregate sum of $1,023,880.97 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the nine months ended September 30, 2012 and 2011.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the nine months ended September 30, 2012 and 2011.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS." This update amended explanations of how to measure fair value to result in common fair value measurement and disclosure requirements in US GAAP and International Financial Reporting Standards. ASU 2011- 04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 with prospective application required. The Company adopted ASU 2011-04 during the first quarter of 2012. The adoption of this guidance will not have a significant impact on the Company's consolidated financial statements.

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

In July 2012, the FASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

As of September 30, 2012, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2012, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking a recovery for medical, hospital, rehabilitation and related care expenses, both in the past and throughout the plaintiff’s lifetime; physical pain and mental suffering, both past and future; lost wages to the time of trial; permanent impairment of the plaintiff’s power and ability to earn income; inconvenience; reasonable attorney’s fees and costs; and punitive damages. The trial has been postponed to August 2013. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

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

On July 24, 2012, a motorcycle rider brought suit against the Company in Los Angeles (CA) Superior Court for alleged negligence, strict product liability, breach of expressed and implied warranties in connection with injury allegedly suffered by him during a September 2010 accident while wearing one of the Company’s products. The plaintiff is seeking damages, together with interest and costs of bringing the action. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

On September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. The Company believes that the lawsuit is without merit and the Company plans to vigorously defend itself.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our Registration Statement on Form 10-12G, as amended on October 9, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

*

Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.