Form 10-K
period 2012-12-31
Leatt Corp
filed 2013-03-28
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

50 Kiepersol Drive, Atlas Gardens
Contermanskloof Road,
Durbanville, Western Cape
South Africa, 7441
(Address of Principal Executive Offices; Zip Code)

+(27) 21-557-7257
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Accelerated Filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $106,647. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,200,623 outstanding as of March 28, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2012

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” above. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Also, forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference and filed as exhibits to the annual report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this registration statement to:

  “Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven, Leatt New Zealand and Three Eleven;
  “Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
  “Leatt USA” are to Leatt USA, LLC, is a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.21939 for its December 31, 2012 audited balance sheet.
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
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR8.47249 for its December 31, 2012 audited balance sheet;
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa.

PART I

ITEM 1. BUSINESS

Business Overview

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

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s new body protection products which it markets under the Leatt Protection Range brand.

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

Our Corporate History and Structure

We were incorporated in the State of Nevada on March 11, 2005 under the name Tradezone, Inc. Until March 2006, we were a shell company with little or no operations. Effective as of March 1, 2006, we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights.

Leatt South Africa

The Company conducts business in South Africa as a foreign registered branch known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ registered under the laws of South Africa with registration number: 2007/032780/10. Based in Cape Town, South Africa, Leatt SA was formed on November 14, 2007, for conducting the Company’s business and operations in South Africa. Our corporate headquarters and our research and development efforts are based at Leatt SA.

Establishment of Two Eleven, Three Eleven and Leatt USA

On August 17, 2007, the Company established Two Eleven Distribution, a California limited liability company, as its wholly-owned subsidiary. Located in Santa Clarita, California, Two Eleven was formed to serve as the Company’s executive offices in the United States, as well as the exclusive distributor of Leatt® products in the United States.

Southern Palace Investments 409 (Proprietary) Limited, a South African company, was established on October 12, 2007, by the Company, to engage in the manufacturing and distribution of sporting goods and protective gear. The company was inactive until March 2009, when it acquired all intellectual property rights related to an invention entitled the Helmet® from Xceed Holdings, for an aggregate purchase price of ZAR 943,480 (approximately, $90,000) pursuant to a patent assignment agreement, effective as of January 1, 2009, between Xceed Holdings and Southern Palace, doing business as Three Eleven Distribution. On February 10, 2010, Southern Palace formally changed its name to Three Eleven Distribution to reflect its business purpose.

On June 26, 2010, the Company established Leatt USA, LLC, a Nevada Limited Liability Company, as our wholly-owned subsidiary and for the purpose of holding our California subsidiary, Two Eleven Distribution. However, as of the date of this registration statement the Company had not moved forward with its original plan and Leatt USA remains dormant.

Wind-up of Leatt New Zealand

On March 13, 2009, the Company established Leatt New Zealand Limited, a New Zealand company, as its wholly-owned subsidiary. Leatt New Zealand served as the exclusive distributor of Leatt-Brace® products in New Zealand, until the fourth quarter of 2011 when it ceased operations and became dormant. The Company has appointed an unrelated third party distributor to distribute its products in the New Zealand market.

Settlement Agreement

As consideration for their founding of the Company’s operations in South Africa, we agreed to issue 20,000,000 shares of our common stock, and 19,200,000 shares of our preferred stock to Dr. Leatt, 5,000,000 shares of our common stock and 4,800,000 shares of our preferred stock to Jean-Pierre De Villiers, and 50,000 shares of our common stock to Ervian Jarrett. We issued the common stock to Dr. Leatt, Mr. De Villiers and Ms. Jarrett in accordance with the agreement, but we did not issue any preferred shares to Dr. Leatt or Mr. De Villiers. On September 25, 2008, in settlement of our obligation to issue Dr. Leatt and Mr. De Villiers shares of preferred stock, we entered into a Settlement Agreement with them, pursuant to which they agreed to release us from any and all liability arising out of or related to our failure to satisfy our prior obligation to them, and we issued 16,800,000 shares of our common stock and 2,400,000 shares of our Series A Preferred Stock to Dr. Leatt, and 4,200,000 shares of our common stock and 600,000 shares of our Series A Preferred Stock to Mr. De Villiers. The Series A Preferred Stock entitles Dr. Leatt and Mr. De Villiers to one hundred votes for each share of Series A Preferred Stock held (voting with the common stock as a single class). The Series A Preferred Stock converts into common stock, on a one-for-one basis, has a liquidation preference equal to $0.001 par value per share and is redeemable by us at $0.001 par value per share upon the occurrence of specified events, but it is not transferable and does not entitle Dr. Leatt and Mr. De Villiers to dividends. On September 20, 2012, we effected a 1-for-25 reverse stock split which reduces the foregoing issuances on a 1:25 ratio.

Our Corporate Structure

The following chart reflects our organizational structure as of the date of this annual report.

Our corporate headquarters are located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Our telephone number is +(27) 21-557-7257. We maintain a website at www.leatt.com that contains information about our Company, but that information is not incorporated into, or otherwise considered a part of, this annual report.

Our Industry and Market Trends

Off-Road Motorcycle Market

Our products have their roots in the off-road motorcycle market. Our revolutionary neck brace was invented by Dr. Leatt to protect from catastrophic neck injuries after he witnessed the death of a fellow off-road motorcycle rider the weekend after his son’s riding debut. As a result, our original products target participants in off-road cycling activities such as BMX racing and downhill racing. According to a Racer X Illustrated magazine October 2011reader survey, available at http://filterpubs.com/mediakit/Apparel/Apparel_PAGE2.html, approximately 45% of riders still do not own a neck brace for protection.

The same RacerX survey shows that, as at October 2011, we had an approximately 74% market share for neck braces and 2.9% of the market share for chest protectors in the U.S. market, which represents approximately 50% the world market. We believe that we have gained our market share, largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts and our steps to secure our international patents and protect our patents from infringement.

Other Recreational Markets

We also design and sell neck braces for use by participants in other recreational sports such as ATV, go-kart and snowmobile users, race-car drivers and participants in other sports where a full face helmet should be worn. As a result, our overall performance in the market is also affected by the performance of these industries, especially in jurisdictions where the use of helmets are compulsory.

Our Products

The Company designs, develops, distributes and markets protective gear, parts and accessories. The company's flagship protective product is the Leatt-Brace®, a patented neck protection system for sports.

The Leatt-Brace®

The Leatt-Brace® is a prophylactic neck bracing system composed of various combinations of carbon fiber, glass fiber, polycarbonate or Glass Filled Nylon, which was designed to help prevent potentially devastating sports injuries to the cervical spine (neck). The first Leatt–Brace® was designed for motorcycle and ATV use, where there is little means of protecting the neck in the event of an accident, but the Leatt-Brace® has been designed in such a way as to offer neck protection to all who utilize a crash helmet as a form of protection, including soldiers, law enforcement officers and other professionals whose activities could result in cervical spine injury.

The Company currently markets and sells four models of Leatt-Brace® products which bring the safety benefits of the Leatt-Brace® technology to a large group of sports participants: our GPX model for off- road motorcycle use; our DBX model, for downhill and BMX bicycle use; our SNX model for snowmobile use; and our STX model for adventure riders, street commuters and Speedway participants. The GPX models include the GPX Race, which is fully adjustable, the GPX Trail, which is less adjustable, and the GPX Pro, which is a full carbon brace. Our DBX models include the DBX Comp III & IV, which are fully adjustable, the DBX Ride III & IV, which are less adjustable, and the DBX Pro which is a full carbon brace. The SNX model includes the SNX Pilot, which is fully adjustable. The Company offers various versions and colors of these products to appeal to different clients and price points.

The following table sets out the type of neck braces currently sold by the Company:

Product Category	Models	Description
NECK BRACES:
GPX	These neck braces are designed for off-road motorcycle riders.
LEATT GPX Pro

The Pro brace features a fully ventilated carbon-fiber chassis with completely redesigned, open-cell padding and all aluminum hinges and bracket. It is the lightest brace in the range weighing 600g ±50g.

LEATT GPX Pro Lite

New 1 piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New flat carbon finishes for high tech look. New lower rear padding fit for better helmet clearance. New color coded rear thoracic strut angle wedges for easier angle adjustment. New plastic hinges to achieve high production volumes. Full carbon brace with aramid fibers. Cross link light weight vented padding. Vented brace structure. 600g CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT GPX Race

New sculptured split front for improved comfort and fit. New lower front section provides improved helmet clearance for looking down and to the sides. New one piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New on board 3 angle rear thoracic adjustment that requires no extra parts. New body matched rear thoracic angles. Size S/M 5, 10, 15 degrees and L/X, 0,5,10 degrees. New design clear strap included. 4 way adjustable for great comfort and fit. Height adjustable rear table to match different helmet clearance preferences and riding positions. Removable clip on padding for easy cleaning. CE certified as Personal Protective Equipment 89/686/EEC. Sizes: S/M and L/XL

LEATT GPX Club 3

The Club 3 range includes new translucent colors with Clip-on Velcro. The Brace has new light weight padding material called Crosslink and the new brace material called LHIP. It has an Adjustable front and rear table height together with low table settings for perfect out of the box fitting. CE certified as Personal Protective Equipment 89/686/EEC. Sizes: S/M and L/XL

LEATT GPX Adventure 3

The Adventure 3 is the entry-level brace in this category. Its 3-way adjustability allows it to fit different body shapes and sizes. The Adventure 3 lacks just the front and rear table height adjustments of its more expensive counterpart.

LEATT GPX Trail

New 1 piece fracture engineered CoreFlex rear thoracic for improved comfort and fit. New on board 3 angle rear thoracic adjustment that requires no extra parts. New body matched rear thoracic angles Size: S/M 5, 10, 15 degrees and size L/XL 0,5,10 degrees. New design clear strap included. 3 way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

DBX	These neck braces are for downhill and BMX riders.
LEATT DBX Pro

The Pro brace features a fully ventilated carbon-fiber chassis with completely redesigned, open-cell padding and all aluminum hinges and bracket. It is the lightest brace in the range weighing 600g ±50g.

LEATT DBX Pro Lite

New 1 piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New flat carbon finish for high tech look. New lower rear padding fit for better helmet clearance. New color coded rear thoracic strut angle wedges for easier angle adjustment. New plastic hinges to achieve high production volumes. Full carbon brace with aramid fibers. Cross link light weight vented padding. Vented brace structure. 600g CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT DBX Comp 3

The Comp 3 chassis is constructed of High Impact Polymer (LHIP) that improves its durability in a greater range of temperatures. The 5-way adjustability, including for the height of its front and rear tables, allows for a wide range of body shapes and body sizes, creating a better, more comfortable fit.

LEATT DBX Comp 4

New sculptured split front for improved comfort and fit. New lower front section provides improved helmet clearance for looking down and to the sides. New one piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New on board 3 angle rear thoracic adjustment that requires no extra parts. New body matched rear thoracic angles. Size S/M 5, 10, 15 degrees and L/X, 0, 5, 10 degrees. New design clear strap included. 4 way adjustable for great comfort and fit. Height adjustable rear table to match different helmet clearance preferences and riding positions. Removable clip on padding for easy cleaning. CE certified as Personal Protective Equipment 89/686/EEC. Sizes: S/M and L/XL

LEATT DBX Ride 3

The Ride 3 is the entry-level brace in this category. Its 3- way adjustability allows it to fit different body shapes and sizes. The Ride 3 lacks just the front and rear table height adjustments of its more expensive counterpart.

LEATT DBX Ride 4

New 1 piece fracture engineered CoreFlex rear thoracic for improved comfort and fit. New on board 3 angle rear thoracic adjustment that requires no extra parts. New body matched rear thoracic angles Size: S/M 5, 10, 15 degrees and size L/XL 0,5,10 degrees. New design clear strap included. 3 way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

STX	These neck braces are for street commuters.
LEATT STX Jason Britton

This product is intended for use by all types of street riders. It features a quick and easy no- tool adjustable fit, with folding scapula wings that adapt to an outside back protector and hump, and a molded padding solution for an extra low profile. The folding scapula wings also permit easy storage.

LEATT STX Road

This product is intended for use by all types of street riders. It features a quick and easy no- tool adjustable fit, with folding scapula wings that permit easy storage and adapt to an outside back protector and hump, and a molded padding solution for an extra low profile.

SNX	These neck braces are for snowmobile riders.
LEATT SNX Pilot

This neck brace features the AFC - Special low temperature resin material with a non- snow sticking padding. It includes a waterproof and breathable weather collar and sports fully adjustable front and rear tables.

Kart	These neck braces are for go-kart riders.
	LEATT Kart	This neck brace features a special Kart angle for improved function and fit. It also has fully adjustable front and rear tables.
R	These neck braces are for car drivers
	LEATT MOTO R	This neck brace is made for racing drivers. It has multiple impact protection, a non restrictive SSS system for semi-reclined seating.

Leatt Protection Range

While we remain committed to the ongoing improvement and enhancement of the Leatt-Brace®, we are also focusing on the development of related and complimentary protection products. We now offer additional protection products, such as chest protectors, that can be worn with or without the Leatt-Brace®, as well as ancillary products such as clothing. Such products have a wider range of uses including in activities such as rugby, horseback riding, snowboarding, skiing and any activity where researched technology can be applied to help prevent injury.

In 2010 we launched the Leatt Protection Range with the introduction of the Leatt Adventure Chest Protector, a hard shell chest protector. In 2011 we introduced junior protectors, body vests and full body protectors, and in 2012 we extended our range further to include more body protectors and vests, elbow guards, knee guards and cooling vests. All our protectors come standard with the Brace-On™ integration system that attaches the protector to the Leatt Brace yet permit independent movement of the brace and protector.

The Leatt Protection Range has also seen increasing sales since inception. Revenue derived from Leatt protection products in 2012 was 20% of total revenue, as compared to 8% of revenues in 2011. In November 2011, the Leatt Adventure Chest Protector was awarded a perfect score (10/10) in a product evaluation done on Motocrossgear.com, an industry publication.

The following table sets out the type of products currently sold by the Company:

Product Category	Models	Description
CHEST PROTECTORS:
LEATT Pro Lite

New product category. Lightest, best fitting and least expensive top level CE chest protector. (without arm guards) NEW CE EN 1621-2 level 2 back. NEW CE EN1621-3 level 1 impact front. Updated TPR Logos. 17 front and rear vents help keep rider cool. 3 Dimensional designed for perfect fit. Great comfort. LEATT HDPE hard shell outer protective shield. LEATT foam for premium protection. 1 size Adult.

	LEATT Adventure Lite	This protector is designed to fit with the Leatt neck brace. It is made of tough HDPE plastic and washable bio-foam and includes a BraceOn® brace strap to improve fit.
	LEATT Lite Fury	This protector has the new Fury design and fits with Leatt neck brace. It permits individual movement of body, brace, protector and includes BraceOn® brace strap. EN 14021 approved.
LEATT Adventure Jr

This protector is designed especially for children and is designed to fit with the Leatt neck brace. It is made of tough HDPE plastic and washable bio-foam and also includes a BraceOn® brace strap to improve fit. This product also has elbow/shoulder protection.

LEATT Adventure Pro

This protector is designed to integrate perfectly with the Leatt neck brace. It has all the qualities of the Leatt Adventure Jr., but the back of protector is made with SaS-TeC impact absorbing material which meets the highest level of CE approval (EN 1621-2 level 2). New EN 1621-3 Level 2 Front. Updated TPR Logos. 3 dimensional designed for perfect fit. 17 front and rear venting slots help keep rider cool. Leatt HDPE outer protective shield. Leatt foam for premium protection.

LEATT Pro

This is the successor to the LEATT Adventure Pro with CE approval (Front panel as per EN1621-3 level 2 and Back Protector withEN1621-2 level 2). It has17 front and rear venting slots help keep rider cool with HDPE High Density Poly Ethylene hard shell outer protective shield with our foam for premium protection. It comes in one size for adults: approx. 54-110kg

LEATT Pro Junior

This protector is an all new junior Pro version which fits with the Leatt neck brace. The front and back has impact protection. It includes the BraceOn® brace strap and can be worn under or over shirt fitting brace. It permits individual movement of body, brace and protector. It is available in junior sizes. EN 1621-3 CE Level 2 impact approved front and EN 1621-2 CE Level 1 impact approved back.

LEATT Adventure

This Protector is designed to fit with the Leatt neck brace. It is made of tough HDPE plastic and washable bio-foam and includes a BraceOn® brace strap to improve fit. This product also has elbow/shoulder protection.

BODY PROTECTORS:
Body Protector LEATT Adventure

This body protector is designed to be used with either an under or over shirt fitting of the Leatt neck brace . This product features zip off arms and height adjustable waist belt and the BraceOn® brace strap to improve fit. S/M, L/XL and XXL. CE EN 1621-1 Elbow and Arms. CE EN1621-2 Level 2 back. CE EN1621-3 Level 2 impact front.

Body Protector 3DF

Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. 3 Adults sizes: S/M, L/XL, XXL and 2 Junior sizes: S/M ,L/XL.

Back Protector 3DF

Three dimensional designed for perfect fit. Bio engineered back with 3D contour shaped like your spine. Lighter weight. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. 3 Adults sizes: S/M, L/XL, XXL

Body Vest LEATT Adventure

This body vest is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product features a height adjustable waist belt and the BraceOn® brace strap to improve fit. S/M, L/XL and XXL. EN1621-2 Level 1 back. EN 1402 front.

Body Vest LEATT Adventure Lite

This lighter version of the Body Vest Leatt Adventure is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product features a height adjustable waist belt and the BraceOn® brace strap to improve fit. S/M, L/XL and XXL CE EN 1621-2 level 1 Back. CE EN14021 Front.

Back Protector LEATT Adventure

This back protector is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product permits individual movement of body, brace and protector. S/M, L/XL and XXL EN 1621-2 Level 2 Back.

Body Vest LEATT Adventure Lite Jr

This body vest is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product features the BraceOn® brace strap to improve fit and is sold in two Junior sizes S/M , L/XL. CE EN1621-2 Level 2 Back. CE EN 14021 Front.

Body Vest 3DF

Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. 3 Adults sizes: S/M, L/XL, XXL.

ELBOW GUARDS:
Elbow Guard 3DF

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. 3 Adults sizes: S/M, L/XL, XXL. 1 Junior Size

Elbow Guard Hard shell

Three dimensional designed for perfect fit. Light Weight. Greater comfort. Slim over or under the jersey design. Leatt HDPE (High Density Poly Ethylene) hard-shell outer protective shield. LEATT 3DF Foam for premium protection. Moisture Cool wicking fabric keeps you cooler. CE certified for impact protection. CE EN1621- 1. 3 Adults size: S/M, L/XL and XXL.

KNEE GUARDS:
Knee Guard 3DF

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Abrasion resistant aramid fiber outer layer. Side padding protects knee from side impact. Adjustable silicone laminated straps keeps protectors in place. LEATT 3DF Foam for premium protection. CE certified for impact protection. CE EN1621-1. 3 Adults sizes: S/M, L/XL, XXL. 1 Junior Size

Knee Guard Dual Axis

Three dimensional designed for perfect fit. Light Weight. Greater comfort. Large vents help keep rider cool. Slim over or under the pants design. Leatt HDPE (High Density Poly Ethylene) hard shell outer protective shield. Anatomically correct dual pivot points. LEATT 3DF Foam for premium protection. CE certified for impact protection. CE EN1621-1. 1 Adults size.

COOLING WEAR:
Cooling Vest LEATT Coolit

This product is made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light weight. XXS/JNR, XS,S,M,L,XL,2XL,3XL

Cooling Tee LEATT Coolit

This product is also made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light weight. XXS/JNR, XS,S,M,L,XL,2XL,3XL

Other Products, Parts and Accessories

The nature of our product is such that certain components collapse and fail in a controlled mode to help prevent further bodily injury. In light of this, we also provide aftermarket support for users of our products through our global distribution network. Specific parts of the product or the entire product may need to be replaced after a significant impact. Our aftermarket support primarily entails the replacement of worn or damaged parts, as well as sale of accessories, including hats, bags and hydration kits. We also sell clothing and outerwear.

The following table sets out the type of hydration products currently sold by the Company:

HYDRATION SYSTEMS:
Hydration System Leatt H1 Hands Free

Ultra light hydration kit. 0.5L replaceable medical grade bladder for up to 1h riding. Hands free drinking system. Body harness for integrated body fit. Velcro adjusting body harness for optimal sizing. Hose and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler.

Hydration System H2 Harness Leatt

The H2 Fuelpack is a high performance mobile hydration system based on an ultra light hydration harness for Enduro, XC and Freeride Bicycling. The construction gives a fantastic flexible and stable fit on the upper body where the Liquid container is fixed tight on the back which prevents a “bumping tank”. The ergonomic fit of the harness angle allows free and forceful body movements. The buckles of the one size harness permits a large number of adjustment possibilities, facilitating the adjustment to different body constitutions The H2 Fuelpack will be available in two options: H2 Fuelpack, Liquid capacity: 2.5L,Weight: 307g includes the full length Hose kit; and H2 Fuelpack HHF, Liquid capacity: 2.5L,Weight: 307g includes the Helmet hands free kit.

Hydration System Leatt H3

Perfect fit with Leatt brace. 1.2L replaceable medical grade bladder for 2-3h riding. Body harness for integrated body fit. Extra pocket for energy bars…Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free kit available. Weight 340 gms.

Hydration Tool Pack H4

2.5L replaceable medical grade bladder for 2-4h riding. Body harness for integrated body fit. Integrated tool bag compartment. Extra pockets. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free drinking kit for your helmet as optional. Weight 520gms.

Hydration pack H2 Hands Free

2.5L replaceable medical grade bladder for 2-4h riding. Body harness for integrated body fit. Extra pockets. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free model. (1 with and without hands free) 410gms.

Hydration System SP1

The SP1 Fuelpack is a 0.5L mobile hydration system for off-road Motorcycle and Bicycle racing. The construction is based on a specially developed liquid pack, easily strapped directly on to the Thoracic strut of the Leatt-Brace®, giving a well balanced fit. This enables the rider to combine increased neck protection and a hydration system in a very flexible way. The SP1 Fuelpack includes a unique helmet hands free kit (HHF). The SP1 Fuelpack HHF has a weight of 113g , and fits to all the DBX/GPX brace models from Leatt-Brace® incl. new DBX/GPX Pro.

Accolades

Leatt-Brace® products have attracted worldwide interest and we have corresponded with global motorsports governing bodies such as the FIM, Motorsport South Africa, NASCAR and the FIA, with motor racing teams such as the KTM Racing Team, with automotive and motorcycle manufacturers, and with global retailers and distributors of protective gear for motor and extreme sports. We are also in discussions with the FIM, NASCAR and the FIA, to have the Leatt-Brace® accredited.

Our Leatt-Brace® and chest protection products have acquired CE certification where necessary to distribute and sell products in the EU countries. The Leatt-Brace® products have won a series of awards and accolades since 2007, including the following:

  Motocross Action: Leatt-Brace GPX awarded 5/5 Star Product Rating (2007) and Decade’s Most Significant Product (awarded by an industry magazine based on comfort, fit and safety)

  Transworld MX: Editors Choice–Leatt Brace Adventure awarded Best New Product of Year (2009) (selected by editors of an industry magazine with no published criteria)

  ISPO Brandnew Awards: Leatt-Brace DBX awarded Best Protection at Bike Expo (2010) (Bike Expo is an annual gathering of industry participants)

  Transworld MX: Leatt GPX Pro Best Product of the Year (2011) (selected by editors of an industry magazine, based on comfort and safety)

  Motocrossgear.com: Perfect Score to New 2012 Leatt-Brace Chest Protector Adventure Pro (selected by an industry website, based on looks, comfort and safety)

  Transworld Motorcross Magazine: Chest Protector Leatt Pro Lite was awarded “Product of the Year” for 2012 (selected by editors of industry magazine based on testing and looks)

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 485,000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010 unit sales were from our DBX bicycle brace. This number increased to 15% of unit sales in 2011 and 17% of unit sales in 2012. Our new STX street brace, which was introduced to the market in 2011, accounted for 6% of unit sales in 2011 and 3% of unit sales in 2012.

Manufacturing

Our products are manufactured in China in accordance with our manufacturing specifications, pursuant to outsource manufacturing arrangements with third- party manufacturers located there. Our third-party manufacturers usually have the capacity to produce more than 120,000 braces per year and have the space to expand such capacity as required. We do not currently have written agreements with these entities but will include any such future written agreement with our periodic filings. We generally offer a 2-year warranty on our products in accordance with EU regulations. Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

Upon internal determination of order quantities, we order from these third-party manufacturers by means of issuing a manufacturing purchase order. The purchase price for each such order is negotiated with the manufacturer and then a deposit of between 10 – 30% of the total purchase order value is made with the manufacturer upon receipt of the manufacturer’s invoice reflecting quantities ordered and negotiated price. The standard agreed on lead time from order date to ship-ready date is 70 days, and our usually agreed on shipping terms are FOB (Port). Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

During production, we measure the manufacturer’s on-time performance to determine whether to continue our outsource relationship. We utilize outside consultants and our own employees to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer’s premises and penalties are levied against a manufacturer if any delay in shipment to customers or customer rejection or non-acceptance is caused by quality issues. The balance of the open invoices is paid to the manufacturer six weeks after successful inspection.

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon, high impact polycarbonate resin. The cost of materials used in our products varies depending on the target market for, and the price of, our products. The prices of these raw materials are determined based upon prevailing market conditions and supply and demand and global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any interruptions to our production due to shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, such as SaS-tec and WinBoss, for use in the production of our products. These protection materials are freely available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2012 and 2011, were not material and we do not foresee these amounts being material in the near future.

We have implemented certain protocols to check the quality of raw materials used in the production process. Our third-party manufacturers are required to perform prescribed strength testing on critical parts of certain products. In addition, certain materials are tested by our research and development staff at Leatt SA and by independent material laboratories for compliance to manufacturing and material specification.

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to distributors in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of 60 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer’s port when shipping terms are Free On Board (FOB) shipping point, Cost and Freight (CFR) or Cost and Insurance to named place (CIP) as legal title and risk of loss to the product pass to the customer.

We generate revenue both in the United States and internationally. For the years ended December 31, 2012 and 2011, annual revenues associated with international customers were $9,176,458 and $10,109,894, or 55% and 57% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2012 and 2011, our U.S. revenue was earned from six and five customers that accounted for approximately 37% and 36% of annual U.S. revenue, respectively, with our largest customer in the U.S. accounting for approximately 8% and 8% of our U.S. sales for each of those years, respectively. As of December 31, 2012 and 2011, $1,249,784, or 35%, and $560,717, or 14% of our accounts receivable, respectively, were due from these customers.

For the years ended December 31, 2012 and 2011, our international revenue (not including the U.S.) was earned from five customers that accounted for approximately 38% and 37% of our annual international revenue for the respective periods, with our largest international customers accounting for approximately 10% and 10% of international sales for each of the respective periods. As of December 31, 2012 and 2011, $537,719, or 15%, and $181,311, or 1% of our accounts receivable, respectively, were due from these international customers.

Advertising and Marketing

We first gained market recognition through customer word-of-mouth and later through third-party articles and reviews of the Leatt-Brace® in motorcycle and racing magazines, and unsolicited and unpaid endorsements from current and former celebrity motocross (and other) riders, but we now advertise our products in various motorsport industry magazines and in related online media. We also enhance our image through the sponsorship of sporting events, teams and individuals.

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 2,451 distributors and dealers who stock Leatt products in the U. S. and approximately 152 distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2012 and 2011 were $1,528,949 and $1,578,346, respectively, representing approximately 9% of our revenues for each period. The decrease in advertising and marketing expenses during the fiscal year 2012 period was attributable to a change in the Company's advertising focus towards non-print media which has proven to be more cost effective than traditional print media advertising.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

  Regional Distributors. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as automotive and motorcycle manufacturers and racing teams like the KTM teams. The resultant interest and the expected demand for our products have prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned California subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international distributors who are selected by our management team based on their financial status and creditworthiness, their location in major geographic locations, their marketing and media presence, their portfolio of leading motorcycle brands and accessories, and their reputation among industry players. We are also in discussions with various suppliers of motor sports protective gear in various regions throughout the world, including Europe, Asia, South America and the Middle-East, in an effort to improve our network of distributors and dealers worldwide, with emphasis on emerging markets in the Middle-East and South America. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base.

  OEM Manufacturers. We are seeking to expand our OEM services to other brands utilizing our Intellectual Property rights. With the launch of OEM agreements with other companies with their own established distribution networks, there are opportunities for us to greatly increase our regional distribution footprint globally.

  Industry Accreditation and Endorsements. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We are in discussions with governing racing bodies, such as the Commission Internationale de Karting, or CIK, the American Motorcyclist Association, or AMA, the FIM, the FIA, and NASCAR, to have the Leatt-Brace® accredited. We believe that these accreditations and endorsements will increase sales of our products and solidify our position as a leader in safety products. SFI testing is compulsory for neck protection used in automotive racing in the United States, therefore should neck protection be compulsory we believe that such accreditations and endorsements will additionally increase our sales.

  Efforts to Promote Use of Our Products. We intend to promote the military use of our products to foreign governments worldwide, as well as promote the passage of standards and regulations prescribing the use of safety products such as ours by riders in South Africa as well as in other markets where we sell our products. We also intend to pursue large insurance carriers to mandate or incentivize their insured riders and/or drivers to wear safety products such as ours.

  Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. We expect that our sales of peripheral or accessory products will increase in line with brand awareness.

Our Research and Development Efforts

Our research and development efforts are headed by our Chairman and Founder, Dr. Christopher Leatt, and are conducted at our research facility, or Leatt Lab, located at our executive headquarters in Cape Town, South Africa. The facility houses a team of biomedical engineers and designers who ensure products are scientifically and mechanically sound. This facility features state of the art testing and prototyping equipment and sophisticated simulation models. Leatt also utilizes consultants, academic institutions and engineering companies from time to time to assist us with our research and development efforts.

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our products have achieved CE certification when necessary. We are working to develop technology to expand our range of products with further innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2012 and 2011, amounted to $1,107,042 and $1,224,965, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the October 2011 RacerX survey discussed elsewhere herein and available at http://filterpubs.com/mediakit/Apparel/Apparel_PAGE2.html, our major competitors in the neck brace market is Alpinestars S.p.A and EVS Sports, and our major competitors in the body protection market is Thor Motocross and Fox Racing.

Competition is based on quality, price reputation, industry endorsements and certifications, as well as, on product design, brand names, marketing support and distribution strategies. We believe that our products can be distinguished from the products offered by our competitors due to the fact that our products are innovative, safety tested, versatile, aesthetically appealing, priced competitively and comfortable without compromising quality and performance.

Our Competitive Strengths

We believe that our competitive strengths include the following:

  Intellectual Property. Licensed patented technology allows us to provide a product that cannot easily be duplicated by our competitors. We have invested extensive resources to patent our products worldwide and have taken legal action to protect our intellectual property rights from infringement.

  Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher James Leatt, Mr. Erik Olsson and Mr. Philip Davy. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 9 years’ experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Head of Research and Development, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Davy is our Head of International Marketing and General Manager of our U.S. operations and has spent his entire professional life selling, envisioning, designing, developing and marketing protective equipment for motorcycle riders, racers and mechanics. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry for the past 16 years.

  Outsourced Manufacturing. We outsource our manufacturing to third-party manufacturers in order to produce large volumes of our products. The manufacturing process remains subject to our strict quality control guidelines safeguarded by our employees and the third party inspectors who we hire as consultants to ensure that these guidelines are being implemented at the production point. While such manufacturing arrangements pose a risk to our ability to safeguard our property technologies and may lead to increased costs, as discussed under the “Risk Factors” heading in this report, we expect that the increase in expected sales volumes will contribute to a lower production cost per unit and that this will translate to better margins for our distributors and retailers.

  Research, Development, Certification and Marketing Capabilities. We have in-house know how in the areas of product development, testing and accreditation, particularly in the field of personal protective equipment. With the experience and capabilities developed and established in taking our product to market, we believe that we are well positioned to develop, manufacture and market additional products. With our medical and mechanical expertise, demonstrated research and development capabilities, established outsource manufacturing capacity, established brand and our dedicated, loyal and enthusiastic distribution network, we believe that we have the components necessary to bring new successful products to market.

  Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the AMA, FIM, FIA, CIK, and NASCAR, to have the Leatt-Brace® accredited. SFI testing is compulsory for neck protection used in automotive racing in the U. S., therefore any of our competitors will also have to pass the certification testing. Should industry accreditation become compulsory, we would be ahead of our competitors in the market place.

  Brand Recognition. A RacerX survey discussed elsewhere herein shows that, as at October 2011, Leatt had an approximately 74% market share for neck braces. We believe that public recognition of the Leatt® brand drives the sales of our products, regardless of the action of competitors and competitive products. We expect that the reputation of our brand in the market place, particularly our product testing and applicable CE certification, will continue to ensure market acceptance and facilitate market penetration of our new products. In order to bolster and grow the Leatt® brand, stringent quality control and assurance are our highest priority and our ongoing marketing, advertising and public relations efforts continue to stress the quality, safety and innovation of our products.

Our Intellectual Property

We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. Most of these initial intellectual property rights are held by Xceed Holdings, a corporation controlled by our Chairman, Dr. Christopher Leatt and the rest of these rights are held by the Company and Three Eleven Distribution, our South African subsidiary. We license most of our intellectual property from Xceed Holdings, pursuant to a patent and royalty license agreement, or Licensing Agreement, dated March 1, 2006, between the Company and Xceed Holdings. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all our revenues from the Leatt-Brace®. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology.

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2013
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2013
Canada	2,547,855		5/26/2006	Neck Brace	Pending	11/26/2013
China	20048003507 2.4		5/26/2006	Neck Brace	Pending
Indonesia	W002006014 67		6/19/2006	Neck Brace	Accepted
Israel	175931		5/25/2006	Neck Brace	Pending
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/23/2013
North Korea	06-2007	46322	5/26/2006	Neck Brace	Lapsed	11/26/2011
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/15/2013
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2014
Mexico	JL/a/2006/000 026		5/26/2006	Neck Brace	Accepted
Malaysia	PI 20062407		5/25/2006	Neck Brace	Granted
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2015
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2015
USA (Continuation)	13/206,312		8/9/2011	Neck Brace	Pending

Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2013
Australia	2004293118		6/23/2003	Neck Brace	Accepted - Opposed	11/26/2013
India	2315/CHENP/ 2006		6/26/2006	Neck Brace	Pending
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/26/2013
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2014
Vietnam	1-2006-01015		6/26/2006	Neck Brace	Pending
Europe	04816084.0	1696842	6/22/2006	Neck Brace	Granted - Opposed
Europe (Div)	09165346.9	2113231	7/13/2009	Neck Brace	Granted - Opposed
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/26/2013
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2013
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2013
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2013
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2013
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2013
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2013
Taiwan	97109256		3/17/2008	SSS Brace	Accepted
South Africa	2009/03522	2009/05/21	5/21/2009	SSS Brace	Granted	10/26/2013
Brazil	PI07180047		4/27/2009	SSS Brace	Pending	10/26/2013
China	2007 80047024.0	ZL200780047024.0	6/19/2009	SSS Brace	Granted	10/26/2013
Japan	2009-534037		4/27/2009	SSS Brace	Pending
USA	12/447,452		4/27/2009	SSS Brace	Pending
Australia	2007310441	2007310441	5/20/2009	SSS Brace (clip)	Granted	10/26/2013
Australia	2011201521	2011201521	4/5/2011	SSS BRACE (tether)	Granted	10/26/2013
Europe	07826882.8		5/26/2009	SSS Brace	Pending	10/26/2013
New Zealand	577131	577131	5/21/2009	SSS Brace (clip)	Granted	10/26/2014

New Zealand	592116	592116	5/21/2009	SSS Brace (tether)	Granted	10/26/2014
USA	12/532,409		9/21/2009	Tether Pre-Tensioning	Pending
Europe	08719762.0	20139728	10/12/2009	Tether Pre-Tensioning	Granted	3/19/2013
Australia	2008 227867	2008 227867	10/19/2009	Tether Pre-Tensioning	Granted	3/19/2013
USA	12/812,596		7/12/2010	MRX Brace	Pending
Australia	2009321240		6/8/2011	MRX Brace	Pending	11/26/2014
Brazil	PI 0916012-4		5/20/2011	MRX Brace	Pending	2/25/2013
China	20098014755 8.X		5/26/2011	MRX Brace	Pending
Europe	09801554.8		5/31/2011	MRX Brace	Pending	11/30/2013
Japan	2011-537006		5/19/2011	MRX Brace	Pending
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2013
Germany	09165346.9		7/13/2009	Neck Brace	Granted	11/26/2013
Spain	09165346.9		7/13/2009	Neck Brace	Granted	11/26/2013
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2013
UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2013
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2013
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2013
South Africa	F2004/1128	F2004/1128	8/27/2004	Moto-R Brace	Registered	8/27/2013
Australia	10790/2005	303171	2/28/2005	Moto-R Brace	Registered	2/28/2015
China	20053000447 5.X	2005 3 0004475.X	2/28/2005	Moto-R Brace	Registered	3/16/2013
Europe	000 304 225- 0001	000 304 225- 0001	2/28/2005	Moto-R Brace	Registered	2/28/2015
New Zealand	405910	405910	2/28/2005	Moto-R Brace	Registered	8/27/2014
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
South Africa	F2004/1239	F2004/1239	9/17/2004	Moto-GPX Brace	Registered	9/17/2013
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered

Europe	000 312 061- 0001	000 312 061-0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2015
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered	9/17/2014
China	20053000910 0.2.	2005 3 0009100.2	3/16/2005	Moto-GPX Brace	Registered	3/16/2013
Australia	11036/2005	305138	3/15/2005	Moto-GPX Brace	Registered	3/15/2015
South Africa	F2006/01661	F2006/0166 1	10/26/2006	SSS Brace	Registered	10/26/2013
USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/6/2015
USA	29/325,870	D633,623	10/7/2008	Dampner Brace	Registered
China	20053000447 5.X	2005 3 0004475.X	2/28/2005	Moto-R Brace	Registered	3/16/2013
Europe	000 304 225- 0001	000 304 225- 0001	2/28/2005	Moto-R Brace	Registered	2/28/2015
New Zealand	405910	405910	2/28/2005	Moto-R Brace	Registered	8/27/2014
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
South Africa	F2004/1239	F2004/1239	9/17/2004	Moto-GPX Brace	Registered	9/17/2013
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061-0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2015
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered	9/17/2014
China	20053000910 0.2.	2005 3 0009100.2	3/16/2005	Moto-GPX Brace	Registered	3/16/2013
Australia	11036/2005	305138	3/15/2005	Moto-GPX Brace	Registered	3/15/2015

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
USA (CIP)	11/778,840	7,846,117	7/17/2007	Dampner Brace	Granted	6/7/2014
Australia	2008277318		1/25/2010	Dampner Brace	Accepted	7/17/2013

Europe	8789345.9		1/15/2010	Dampner Brace	Abandoned	7/17/2012
USA	12/598,383		10/30/2009	Back Protector	Pending
Australia	2,008,243,788		11/9/2009	Back Protector	Accepted	4/30/2013
Brazil	PI0810464-6		10/21/2009	Back Protector	Pending	7/29/2013
Europe	8738037.4		11/24/2009	Back Protector	Pending	4/30/2013
PCT	PCT/IB2010/0 54 446		10/1/2010	Chest Protector	Pending
UK	1118611.1		10/27/2011	CRS	Pending
UK	1211321.3		6/26/2012	Shoulder Brace	Pending
USA	29/297,349	D609,815	11/8/2007	Leatt Sock Kit	Registered
USA	29/381,768 001 251 508-	D649,649 001 251 508-	12/22/2010	STX Brace	Registered
Europe	0001	0001	12/23/2010	STX Brace	Registered	12/23/2015
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2015
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/6/2012
Held by Three Eleven Distribution (Pty) Ltd.
Brazil	PI0618410-3		4/11/2008	Helmet	Pending	1/12/2013
China	200680038079. 0	ZL2006800380 79.0	4/14/2008	Helmet	Granted	10/13/2013
Indonesia	W0020080119 9	IDP0030867	5/28/2008	Helmet	Granted	5/13/2013
India	1863/KOLNP/ 2008		5/8/2008	Helmet	Pending
USA	12/280,105		8/20/2008	Helmet	Pending
Hong Kong	08112556.3	HK 1120 708	11/17/2008	Helmet	Granted	10/13/2013
Germany	06809017.4	60 2006 010 418.9-08	3/31/2008	Helmet	Granted	10/13/2013
France	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2013
UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2013
Italy	67618/BE/201 0	1933656	3/31/2008	Helmet	Granted	10/13/2013

Netherlands	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2013
Austria	06809017.4	AT-E 0447866	3/31/2008	Helmet	Granted	10/13/2013
Spain	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2013
Sweden	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2013

____________________
* The Patent Cooperation Treaty, or PCT, is an international agreement for filing patent applications having effect in up to 117 countries. Under the PCT, an inventor can file a single international patent application in one language with one patent office in order to simultaneously seek protection for an invention in up to 117 countries throughout the world.
____________________

Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies in the country. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. In addition, the validity and breadth of claims in protective gear technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain.

The following table lists our licensed and/or registered and pending trademarks:

Country	Trade Mark	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt	6287824	6287824	9/21/2007	2/20/2020	Registered
China	The Helmet for your Neck Device	6287823	6287823	9/21/2007	2/20/2020	Registered
CTM*	Leatt-Brace	006313993	006313993	9/19/2007	9/19/2017	Registered
CTM	The Helmet for your neck	006314009	006314009	9/19/2007	9/19/2017	Registered
CTM	Leatt	006314017	006314017	9/19/2007	9/19/2017	Registered
CTM	Device (The Helmet for your neck)	006314132	006314132	9/19/2007	9/19/2017	Registered
USA	ALPT	77/742,823	3,926,378	5/22/2009	3/1/2021	Registered
USA	Alternative Load Path Technology	77/742,826	3868833	5/22/2009	10/26/2020	Registered
CTM	Alternative Load Path Technology	008358046	008358046	6/11/2009	6/11/2019	Registered
CTM	Alternative Load Path	008358061	008358061	6/11/2009	6/11/2019	Registered
CTM	ALPT	008358079	008358079	6/11/2009	6/11/2019	Registered

USA	Leatt Device	77/765,739	3,861,760	6/23/2009	10/12/2019	Registered
CTM	Leatt Device	008444168		7/23/2009	7/23/2019	Registered
Australia	Leatt	1372902		7/16/2010		Registered
Japan	Leatt	2010- 056635	5432253	7/16/2010	8/12/2021	Registered
Japan	Leatt	2010-74427	5403909	9/22/2010	9/22/2020	Registered
CTM	Leatt	009395997	009395997	9/23/2010		Registered
Brazil	Leatt Brace	829468323	829468323	3/11/2010	9/23/2020	Registered
Brazil	Leatt Brace (Special Script)	829994920	829994920	11/24/2008	3/11/2020	Registered
Brazil	Leatt Brace (Special Script)	829994939	829994939	11/24/2008	2/8/2021	Registered
Brazil	Leatt (Special Script)	830409432		11/5/2009	2/8/2021	Grant fee paid, waiting for Registration
Brazil	Leatt and Device	830409440		11/5/2009		Grant fee paid, waiting for Registration
Brazil	Leatt and Device	902094165		11/5/2009		Grant fee paid, waiting for Registration
Brazil	Leatt and Device	902094149		11/5/2009		Pending
Brazil	Leatt (Special Script)	902094238		11/5/2009		Grant fee paid, waiting for Registration
Brazil	Leatt and Device	902094190		11/5/2009		Grant fee paid, waiting for Registration
Canada	LEATT	1535498		7/13/2011		Advertised September 2012
USA	BraceOn	85/429,145		9/22/2011		Accepted
Australia	BraceOn	1450772	1450772	9/13/2011		Registered
CTM	BraceOn	010288405	010288405	9/23/2011		Registered
New Zealand	Leatt	829603		9/9/2010		Registered
New Zealand	Leatt	831034		9/27/2010	9/9/2020	Registered

New Zealand	Leatt	831035		9/27/2010	9/27/2020	Registered
New Zealand	Leatt	831036		9/27/2010	9/27/2020	Registered
South Africa	DEVICE (NEW LOGO)	2009/11856	2009/11856	6/26/2009	9/27/2020	Registered
South Africa	DEVICE (NEW LOGO)	2009/11857	2009/11857	6/26/2009	6/26/2019	Registered
South Africa	DEVICE (NEW LOGO)	2009/11858	2009/11858	6/26/2009	6/26/2019	Registered
South Africa	Leatt-Brace (Special Script)	2004/08584	2004/08584	5/28/2004	6/26/2019	Registered
South Africa	Leatt	2006/22761	2006/22761	9/26/2006	5/28/2014	Registered
South Africa	The Helmet for your Neck	2006/22760	2006/22760	9/26/2006	9/26/2016	Registered
South Africa	Helmet for your Neck Device	2007/15892	2007/15892	7/19/2007	9/26/2016	Registered
South Africa	Helmet for your Neck Device	2007/15893		7/19/2007	7/19/2017	Registered
South Africa	Adventure Leatt and Device	2008/15403	2008/15403	7/4/2008	7/19/2017	Registered
South Africa	Adventure Leatt and Device	2008/15404	2008/15404	7/4/2008	7/4/2018	Registered
South Africa	Adventure Leatt and Device	2008/15405	2008/15405	07/04/2008	7/4/2018	Registered
South Africa	Adventure Brace	2008/28131	2008/28131	12/1/2008	7/4/2018	Registered
South Africa	Adventure Brace	2008/28132	2008/28132	12/1/2008	12/1/2018	Registered
South Africa	Adventure Brace	2008/28133	2008/28133	12/1/2008	12/1/2018	Registered
USA	Leatt	85135308	4,202,879	9/22/2010	12/1/2018	Registered

____________________
* A Community Trade Mark or CTM, is any trademark which is pending registration or has been registered in the European Union as a whole (rather than on a national level within the EU). The CTM system creates a unified trademark registration system in Europe, whereby one registration provides protection by being enforceable in all member states of the EU.
____________________

From time to time, we have had to enforce our intellectual property rights through litigation and we may be required to do so in the future. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. We cannot assure you that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be.

Our Employees

As of December 31, 2012, we employed 39 full-time employees and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2012.

Employee Function	Number
Executive	4
Internet Technology	2
Product	5
Marketing and Distribution	5
Finance and Logistics	8
Research and Development / Leatt Lab	5
Legal and Compliance	2
Sales/Customer Services	7
Support Staff (Receptionist/Cleaners)	1
Total	39

We are required to pay UIF, or unemployment insurance, for each of our South African employees. We are also required to withhold income taxes for our South African and U.S. based employees. We generally provide health care benefits and other standard benefits to our employees. We do not have any pension or retirement plans for any of our employees.

We believe that we maintain a satisfactory working relationship with our employees and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $17.9 million for the fiscal year ended December 31, 2011. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

The JOBS Act provides scaled disclosure provisions for us, including, among other things: (a) permitting us to include only two years of audited financial statements in a registration statement filed under the Securities Act of 1933 for an IPO of common equity securities; (b) allowing us to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory “say-on-pay” vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between CEO and median employee pay.

Under Section 102(b)(1) of the JOBS Act, "emerging growth companies" can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for compliance with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies.”

European Union Directives

All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company’s Leatt-Brace® and body protection products.

This means that as a minimum these products must comply with: the basic Health and Safety requirements of the directive; certain chemical innocuousness tests prescribed in EN 340:2003 - Protective clothing – General Requirements; and the requirements relating to usage, care, cleaning, sizing and other information to be supplied with the product. Accordingly, all Leatt-Braces®, chest protectors and body protection products are CE certified. Only our peripheral products such as jackets, clothing, and caps are not covered.

In addition to the minimum requirements the Company complies with the European Standards, or EN (European Norm), specific to certain categories of PPE. An EN is a standard that has been adopted by one of the three recognized European Standardisation Organisations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus based process. In the Company’s case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; and draft standard prEN 1621-3:201X Chest Protectors. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Also, where no specific standards exist such as with the brace, the Notifying Body (responsible for CE evaluation and certification)

Our products are not required to obtain similar certification in the U.S. or to be approved by the United States Food and Drug Administration.

Other Accreditation

We have also obtained certification for certain of our products, such as the MRX neck brace, by the SFI Foundation (USA), or the SFI. To attain SFI certification, a safety device must, every five years, pass a series of impact sled tests with an instrumented crash test dummy at a SFI accredited test lab, as well as flammability tests on various parts of the safety device. These tests are done according to the SFI38.1 specification which can be found at http://www.sfifoundation.com. SFI 38.1 accreditation is mandatory for any safety device that is used by participants in SFI sanctioned events worldwide. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product’s performance.

We are also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies. To acquire NASCAR accreditation, the safety device must obtain SFI 38.1 accreditation, discussed above, and be recertified every 5 years. In addition, the safety device must undergo review and a series of NASCAR specific tests by NASCAR’s technical panel to ensure that it meets all the NASCAR safety requirements. NASCAR accreditation is mandatory for any safety device that is used by participants in NASCAR events. To acquire FIA accreditation, the safety device must obtain SFI 38.1 accreditation, discussed above, and be recertified every 5 years. In addition, the device must undergo review by a FIA technical panel, which assesses the device in accordance with FIA standards for frontal head restraint (FHR) systems and conduct more product specific testing if necessary. To achieve FIA standards, the device must pass certain FIA stress tests for the FHR, the tethers and end fittings, and the attachments included on the protective helmet. FIA accreditation is mandatory for any safety device that is used by participants in FIA sanctioned events worldwide. While there is currently no official accreditation for FIM sanctioned events, we have submitted test documents for FIM review. We cannot guarantee that we will secure any of these accreditations.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward-Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

The ongoing global economic turmoil could negatively affect our business, results of operations, and financial condition.

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

In order to grow at the pace expected by management, we may require additional capital to support our long-term growth strategies. If we are unable to obtain additional capital in future years, we may be unable to proceed with our plans and we may be forced to curtail our operations.

We currently meet our working capital requirements with cash flow provided by our operating activities and we expect to continue doing so for the foreseeable future. However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2012 and 2011, our U.S. revenue was earned from six and five customers that accounted for approximately 37% and 36% of annual U.S. revenue, respectively, with our largest customer in the U.S. accounting for approximately 8% and 8% of our U.S. sales for those years, respectively. As of December 31, 2012 and 2011, $1,249,784, or 35%, and $560,717, or 19% of our accounts receivable, respectively, were due from these customers.

We do not have long term contractual arrangements or regular negotiation with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2012 and 2011, annual revenues from product sales to international customers were $9,176,458 and $10,109,894, or 55% and 57% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

Significant fluctuations in fuel prices could have an adverse impact on our business and operations.

A significant portion of our revenue is derived from international sales and so significant fluctuations in fuel prices could adversely affect our business and operations. While fluctuations in fuel prices could lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products, significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers.

Expansion of our business may put added pressure on our management, financial resources and operational infrastructure impeding our ability to meet any increased demand for our products and possibly hurting our operating results.

Our business plan is to significantly grow our operations to meet anticipated growth in demand for existing products, and by the introduction of new product offerings. Our planned growth includes the construction of several new production lines to be put into operation over the next five years. Growth in our business may place a significant strain on our personnel, management, financial systems and other resources. We may be unable to successfully and rapidly expand sales to potential customers in response to potentially increasing demand or control costs associated with our growth.

To accommodate any such growth and compete effectively, we may need to obtain additional funding to improve information systems, procedures and controls and expand, train, motivate and manage our employees, and such funding may not be available in sufficient quantities, if at all. If we are not able to manage these activities and implement these strategies successfully to expand to meet any increased demand, our operating results could suffer.

We rely on patent and trade secret laws that are complex and difficult to enforce and we may not be able to prevent others from unauthorized use of our intellectual property. If we are not able to adequately secure and protect our patent, trademark and other proprietary rights our business may be materially affected.

The continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology. In addition, the validity and breadth of claims in protective gear technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. Reverse engineering, unauthorized copying or other misappropriation of our technologies could enable third parties to benefit from our technologies without paying us. We cannot assure you that our competitors have not developed or will not develop similar products, will not duplicate our products, or will not design around any patents issued to or licensed by us.

We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation and we may be required to do so in the future. For example, on October 21, 2011, the Company sent a letter to a subsidiary of Atlas Brace Technologies (“Atlas”) notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, and demanding that Atlas should cease and desist the manufacture, use, offer and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed suit against the Company in the U.S. District Court for the Central District of California, alleging patent infringement. On January 18, 2012, the Company filed an answer with the Court, denying Atlas’ claims and joined Xceed, the Company’s patent licensor, in countersuing Atlas for patent infringement. The matter has been scheduled to be heard on December 3, 2013. While the Company believes that Atlas’ case is without merit, litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

We depend on key personnel, and turnover of key employees and senior management could harm our business.

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman, Sean Macdonald, our Chief Executive Officer and President, Erik Olsson, our International General Manager, and Philip Davy, our US General Manager and International Marketing Manager. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk we have taken out key man insurance on Key Staff members such as Dr. Leatt. However, if we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees, as well as the intellectual property owned by Dr. Leatt, in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We face an inherent business risk of exposure to product liability claims that could have a material adverse effect on our operating results.

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies in excess of $1 million to attempt to manage this risk worldwide. Our management does not expect that any ultimate liability arising out of currently pending product liability claims will have a material adverse effect on our financial condition or results of operations. Although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us in the future. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations.

We may not be able to adequately finance the significant costs associated with the development of new protective equipment products.

The products in the protective equipment market can change dramatically with new technological advancements. We are currently conducting research and development on new products, which requires a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses.

In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following:

  additional engineering and other technical personnel;
  advanced design, production and test equipment;
  manufacturing services that meet changing customer needs;
  technological changes in manufacturing processes;
  working capital and;
  manufacturing capacity

Our future operating results will depend to a significant extent on our ability to continue to provide new and competitive products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with this annual report for the fiscal year ending December 31, 2012 and for the first time since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

We are an "emerging growth company," and have availed ourselves of scaled public company reporting requirements and requirements for stockholder approval and advice applicable to emerging growth companies, which could make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. For as long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including not being required to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We intend to take advantage of these reporting exemptions and requirements of stockholder advisory votes and approvals until we are no longer an emerging growth company.

We could be an "emerging growth company" for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which we expect will be pursuant to a Registration Statement on Form S-8 or on Form S-1. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three year period, we would cease to be an "emerging growth company" prior to the end of such five year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

RISKS RELATED TO OUR INDUSTRY

We may not be able to maintain or improve our competitive position because of strong competition in the personal protective equipment industry, and we expect this competition to continue to intensify.

We face competition from other global manufacturers and distributors who provide personal protective equipment to users of motorcycles, ATVs, snowmobiles, motor racing cars and other helmeted sports. Some of our international competitors are larger than we and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to more effectively market their products than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results and financial condition would be materially adversely affected.

If we are unable to develop competitive new products our future results of operations could be adversely affected.

Our future revenue stream depends to a large degree on our ability to utilize our technology in a way that will allow us to offer new types of safety products to a broader client base. We will be required to make investments in research and development in order to continue to develop new products, enhance our products and achieve market acceptance. We may incur problems in the future in innovating and introducing new and innovative products or, if developed, such products may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new products or improve on existing ones, our future results of operations would be adversely affected.

The value of our brand and sales of our products could be diminished if we, the individuals who use our products or the sport and activity categories in which or products are used, are associated with negative publicity.

Our success depends on the value of our brand. Our brand could be adversely affected if our public image or reputation were to be tarnished by negative publicity. Many athletes and other public individuals use our products and actions taken by such persons that harm the reputations of activities they participate in could also harm our brand image and result in a material decrease in our revenues and net income, which could have a negative effect on our financial condition and liquidity. In addition, negative publicity resulting from severe injuries or death occurring in the sports or activities in which our products are used and negatively impacts the popularity of such sport or activity, could have a subsequent negative effect on our net sales of products used in that sport or activity.

We may not be able to receive certain industry certifications and accreditation for our products.

We have obtained certification for certain of our products, such as the MRX neck brace, by the SFI. To attain SFI certification, a safety device must, every five years, pass a series of impact sled tests with an instrumented crash test dummy at a SFI accredited test lab, as well as flammability tests on various parts of the safety device. These tests are done according to the SFI38.1 specification which can be found at http://www.sfifoundation.com. SFI 38.1 accreditation is mandatory for any safety device that is used by participants in SFI sanctioned events worldwide. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product’s performance. There is no guarantee that our products will receive SFI certification or meet BMW testing standards.

We are also in discussions with governing and racing bodies, such as the FIA, FIM and NASCAR, to have the Leatt-Brace® accredited by these bodies. To acquire NASCAR accreditation, the safety device must obtain SFI 38.1 accreditation, discussed above, and be recertified every 5 years. In addition, the safety device must undergo review and a series of NASCAR specific tests by NASCAR’s technical panel to ensure that it meets all the NASCAR safety requirements. NASCAR accreditation is mandatory for any safety device that is used by participants in NASCAR events. To acquire FIA accreditation, the safety device must obtain SFI 38.1 accreditation, discussed above, and be recertified every 5 years. In addition, the device must undergo review by a FIA technical panel, which assesses the device in accordance with FIA standards for frontal head restraint (FHR) systems and conduct more product specific testing if necessary. To achieve FIA standards, the device must pass certain FIA stress tests for the FHR, the tethers and end fittings, and the attachments included on the protective helmet. FIA accreditation is mandatory for any safety device that is used by participants in FIA sanctioned events worldwide. While there is currently no official accreditation for FIM sanctioned events, we have submitted test documents for FIM review. We cannot guarantee that we will secure any of these accreditations.

RISKS RELATED TO DOING BUSINESS IN NON-US JURISDICTIONS

We face risks associated with doing business in non-US jurisdictions.

We have affiliates, and our products are manufactured in and distributed from facilities, located in foreign countries, including countries in Asia and South Africa. International operations are subject to certain risks inherent in doing business abroad, including:

  Exposure to political, social and economic instability;
  Expropriation and nationalization;
  Withholding and other taxes on remittances and other payments by subsidiaries;
  Difficulties in enforcement of contract and intellectual property rights;
  Exposure to foreign current exchange rates, interests rates and inflation;
  Investment restrictions or requirements; and
  Export and import restrictions.

We are highly dependent on our foreign affiliates for their production capabilities and increasing our foreign operations and business relationships are important elements of our strategy. As a result, our exposure to the risks described above may be greater in the future. The likelihood of such occurrences and their potential impact on us varies from country to country and are unpredictable.

Our operations and assets in China are subject to significant political and economic uncertainties.

Our products are manufactured and shipped from production facilities in China. If our manufacturing in China is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. Furthermore, changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under PRC law if disputes arise under our outsource manufacturing arrangements with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsource manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

Our products are manufactured primarily in China through third-party outsource manufacturing arrangements. We rely on our third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process, however, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow, or prevent such manufacturers from retaining them. The legal regime governing intellectual property rights in China is relatively weak and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

We may be exposed to liabilities under the Foreign Corrupt Practices Act and Chinese anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties worldwide and such activities create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability in connection with FCPA violations committed by companies in which we invest or that we acquire.

Fluctuations in currency exchange rates could negatively affect our performance

Unanticipated currency fluctuations in the South African Rand could lead to lower reported consolidated results of operations due to the translation of these currencies into U.S. dollars when we consolidate our financial results. Our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the South African Rand could increase our cost of doing business in South Africa.

Your ability to bring an action against us, and those of our officers and directors who are based in South Africa, or to enforce a judgment against us or recover assets in our possession may be difficult since any such action or recovery of assets would be an international matter, involving South African laws and geographic and temporal disparities.

We conduct substantial operations in South Africa through our foreign registered branch and a substantial portion of our assets are located outside of the United States. In addition, all but two of our management personnel reside in South Africa. As a result, it may be difficult or impossible for you to bring an action against us or these individuals in the United States in the event that you believe that your rights have been violated under applicable law or otherwise. Even if an action of this type is successfully brought, the laws of the United States and of South Africa may render a judgment unenforceable.

RISKS RELATING TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange

There currently is no active market for our common stock. We plan to list our common stock as soon as practicable. However, we cannot assure you that we will be able to meet the initial listing standards of any stock exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be eligible to continue being quoted in the over-the-counter market maintained by the OTC Markets Group Inc. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

We are subject to penny stock regulations and restrictions that may affect our ability to sell our securities on the secondary market.

The SEC has adopted regulations that generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a “penny stock.” Brokers or dealers effecting transactions in “penny stock” must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares. In addition, so long as our common stock is quoted in the “pink sheets” (as is currently the case), investors will find it difficult to obtain accurate quotations of the stock, and may find few buyers to purchase such stock and few market makers to support its price.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no immediate intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this “Risk Factors” section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless. If future dividends are paid in ZAR, fluctuations in the exchange rate for the conversion of ZAR into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The management team collectively has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our management team collectively owns 41.41% of our common stock (included our preferred stock which converts on a one-for-one basis to common stock). Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 35% of the space is used for our executive offices, 37.5% is used for warehousing and the remaining 27.5% is used by Leatt Lab, our research and development team. We occupy these premises pursuant to a lease agreement, dated November 25, 2011, between Leatt SA and AJ Brutus Investments cc, which expires on December 15, 2014. The lease agreement requires us to pay an initial monthly rent of $6,529 with an annual escalation percentage of 5%.

Two Eleven, our California subsidiary, leases a 481 square meters space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Sky Business Center, LLC, dated April 1, 2010. Two Eleven uses approximately 40% of the office space for executive offices and the remaining 60% of the space for warehousing. The lease agreement required an initial monthly base rent of $4,401 that increased to $5,126 on April 1, 2012, and expires on March 31, 2013.

Two Eleven, our California subsidiary, leases a 11,301 square foot space which increases to 14,101 square foot on April 1, 2013 in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Centre Pointe Properties, LLC, dated September 11, 2012. Two Eleven uses approximately 9 % of the office space for executive offices and the remaining 91 % of the space for warehousing. The lease agreement required an initial monthly base rent of $ 4,583 from November 1, 2012 that increases to $ 9,166 from May 1, 2013 and subsequently increases to $ 9,441 from May 1, 2014 and expires on April 30, 2015.

We believe that all space is in good condition and that the property is adequately insured by the Company.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. Other than as set forth below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse affect on our business, financial condition or operating results.

  Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings CC, including the patents to the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, demanding that Atlas should cease and desist the manufacture, use, offer and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for declaratory judgment against the Company in the U.S. District Court for the Central District of California, that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has no right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court against Atlas’ declaratory judgment motion and jointly countersuing Atlas (with Xceed) for patent infringement. Atlas thereafter filed an Amended Complaint asserting affirmative claims alleging that Leatt, among other things, tortiously interfered with contractual relationship and prospective contractual relationships based on certain alleged statements made by Leatt employees. The Company believes that Atlas’ case is without merit. The Parties have attended a full day of mediation and have requested the Court to stay all proceedings until April 1, 2013, to further facilitate settlement discussions between them. Trial is currently scheduled to commence December 3, 2013.

  On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking compensatory damages. The trial has been scheduled to commence August 12, 2013. The Company believes that the lawsuit is without merit and plans to vigorously defend itself.

  On December 30, 2011, a motorcycle rider brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims in connection with injury allegedly suffered by him during an October 2011 accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. Although discovery is completed, the case is not yet set for trial. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  In February 2012, a complaint was filed against the Company on behalf of a motorcycle rider in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged product liability claims in connection with injury allegedly suffered by the rider during an accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000, for compensatory and punitive damages together with interest and costs of bringing the action. Although discovery is completed, the case is not yet set for trial. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  On July 24, 2012, a motorcycle rider brought suit against the Company in Los Angeles (CA) Superior Court for alleged negligence, strict product liability, breach of expressed and implied warranties in connection with injury allegedly suffered by him during a September 2010 accident while wearing one of the Company’s products. The plaintiff is seeking damages, together with interest and costs of bringing the action. Trial is currently scheduled to commence May 5, 2014. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  On September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. The litigation is still at an early stage and so a trial date has not yet been set. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death, including but not limited to hospital, medical, burial expenses and damages due to loss of love, companionship, assistance, protection, society, affection, care and comfort. The case was timely removed to federal court and the parties are awaiting a trial date to be set. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  In February 2013, a lawsuit was filed against the Company on behalf of a motorcycle rider in Clark County District Court of Nevada for alleged product defect, failure to warn and negligence. The plaintiff is seeking damages, together with interest and costs of bringing the action. The litigation is at an early stage and so no trial date has been set. The Company believes that the lawsuit is without merit and is vigorously defending itself.

ITEM 4. MINING SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the QB tier of the over-the-counter electronic bulletin board maintained by the OTC Markets Group Inc. under the symbol "LEAT". The CUSIP number for our common stock is 522132 10 9.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2013
1st Quarter (January 1, 2013 to March 21, 2013(2))	$0.58	$0.50
Year Ended December 31, 2012
1st Quarter	$0.05	$0.025
2nd Quarter	$0.06	$0.031
3rd Quarter	$0.04	$0.027
4th Quarter(2)	$1.00	$0.02
Year Ended December 31, 2011
1st Quarter	$0.04	$0.03
2nd Quarter	$0.03	$0.03
3rd Quarter	$0.03	$0.02
4th Quarter	$0.05	$0.02

(1)   The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

(2)   The prices as of and after the 2012 fourth quarter reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

Holders

As of March 21, 2013, there were approximately 251 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use future earnings for the development and expansion of our business and do not anticipate paying cash dividends in the immediate future.

Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our shareholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2012 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	208,000	$1.00	52,000
Equity compensation plans not approved by security holders	8,000	$5.00	0
Total	216,000	--	52,000

2011 Equity Incentive Plan (the “2011 Plan”). Equity awards are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee’s productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Board considers the future benefits potentially available to the named executive officers from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

On February 29, 2008, we issued warrants to purchase an aggregate of 8,000 shares of our common stock to Rubinstein IR (4,000), Bill Swalm (2,000) and Timothy Clemensen (2,000), as consideration for investor relations services being provided by them at the time. The warrants were exercisable at $5.00 per share (after giving effect to the 1-for-25 reverse split effected on September 20, 2012) and had a cashless exercise feature. The warrants also contained the customary anti-dilution provisions and expired on March 1, 2013, the fifth anniversary of the issuance date.

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2012 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2012.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of our Business

We were incorporated in the State of Nevada on March 11, 2005 under the name Tradezone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs, as well as racing car drivers. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by other international brands.

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment. using this technology, as well as its own developed technology, including the Company’s new body protection products which it markets under the Leatt Protection Range brand.

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

  Fuel Prices – Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers. On the other hand, fluctuations in fuel prices lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products.

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition.

  Protection of Intellectual Property – We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation and we may be required to do so in the future. Although we have intellectual property insurance to assist us in burdening the costs of expensive litigation, such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

Results of Operations

Year Ended December 31, 2012 compared to the year ended December 31, 2011

The following table summarizes the results of our operations during the fiscal years ended December 31, 2012 and 2011 and provides information regarding the dollar and percentage increase or (decrease) from the 2011 fiscal year to the 2012 fiscal year.

	Fiscal Year Ended December 31,			Percentage
	2012	2011	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$16,577,350	$17,878,727	(1,301,377)	(7%	)
COST OF REVENUES	7,668,054	7,469,581	198,473	3%
GROSS PROFIT	8,909,296	10,409,146	(1,499,850)	(14%	)
PRODUCT ROYALTY INCOME	262,566	99,268	163,298	165%
OPERATING EXPENSES
Salaries and Wages	2,261,349	2,369,666	(108,317)	(5%	)
Commissions and Consulting	512,690	499,482	13,208	3%
Professional Fees	1,145,227	769,628	375,599	49%
Advertising and Marketing	1,528,949	1,578,346	(49,397)	(3%	)
Office Rent and Expenses	264,264	256,714	7,550	3%
Research and Development Costs	1,107,042	1,224,965	(117,923)	(10%	)
Bad Debt Expense (Recovery)	(257,223)	326,507	(583,730)	(179%)
General and Administrative	2,123,270	2,226,187	(102,917)	(5%	)
Depreciation	420,770	398,389	22,381	6%
Total Operating Expenses	9,106,338	9,649,884	(543,546)	(6%	)
INCOME FROM OPERATIONS	65,524	858,530	(793,006)	(92%	)
Other Income	60,817	23,142	37,675	163%
INCOME BEFORE INCOME TAXES	126,341	881,672	(755,331)	(86%	)
Income Taxes	47,698	117,173	(69,475)	(59%	)
NET INCOME	$78,643	$764,499	(685,856)	(90%	)

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body protection and other products, parts and accessories. Revenues for the year ended December 31, 2012 were $16.6 million, a 7% decrease, compared to revenues of $17.9 million for the year ended December 31, 2011. This decrease in revenues is attributable to a $3.3 million decrease in Brace Sales, which was partially offset by a $1.9 million increase in Body Protection sales, and an increase of $0.13 million in Other Products, Parts and Accessories, respectively, during the year ended December 31, 2012. Changes in prices did not impact the increase in revenues as our selling prices have not been increased by any significant level.

The following table sets forth our revenues by product line for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	% of Revenues	2011	% of Revenues
Braces	$12,314,943	75%	$15,664,260	88%
Body Protection	3,380,898	20%	1,463,200	8%
Other Products, Parts and Accessories	881,509	5%	751,267	4%
	$16,577,350	100%	$17,878,727	100%

Sales of our flagship Brace accounted for $12,314,943 and $15,664,260, or 75% and 88% of our revenues for the years ending December 31, 2012 and 2011, respectively. The decrease in Brace sales was primarily due to a lower volume of Brace orders from the Company's OEM customers during the period ended December 31, 2012 ,when compared to such orders during the 2011 period, as well as the effects of the continued depressed worldwide economic conditions on the Company's distributors.

Our Body Protection products are comprised of chest protectors, full body protectors, body protection vests, back protectors, knee and elbow guards. Body Protection sales accounted for $3,380,898 and $1,463,200 or 20% and 8% of our revenues for the years ending December 31, 2012 and 2011, respectively. The 131% increase in Body Protection revenues was primarily due to a 150% increase in the volume of Body Protection products sold during the 2012 period over such products sold during the 2011 period. This increase in volume is attributable to the continued market acceptance of the Company's widened Body Protection product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $881,059 and $751,267 or 5% and 4% of our revenues for the years ending December 31, 2012 and 2011, respectively. The increase in our Other Products, Parts and Accessories is primarily due to our widened range of hydration and cooling products that have been well accepted by the market.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2012 and 2011 were $7.7 million and $7.5 million, respectively. Gross Profit for the years ended December 31, 2012 and 2011 were $8.9 million, or 54% of revenues and $10.4 million, or 58% of revenues, respectively. Approximately 70% of the decrease in gross profit margin was due to the inclusion of more body protection products and less braces in our sales mix during 2012, as compared to 2011. The remaining 30% of the decrease is due to our decision to lower the price on certain older brace models in order to move inventory and make space for our newer models and additional freight and carriage costs (compounded by higher international oil prices) incurred from delivering orders directly to our global customers as an incentive to increase customer volumes. Freight and carriage costs increased by 13% in 2012 over the same period in 2011. Our Body Protection Products continue to generate a lower gross margin than our flagship Braces, and for the year ended December 31, 2012 they represent 20% of total Company revenues, as compared to 8% in the same 2011 period. Our management continues to evaluate all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place. Product royalty income for the years ended December 31, 2012 and 2011 were $262,566 and $99,268, respectively. The 165% increase in product royalty income is due to increased revenues from sales to distributors that have a royalty agreement in place.

Salaries and Wages– Salaries and wages for the years ended December 31, 2012 and 2011 were $2,261,349 and $2,369,666, respectively. The streamlining of operational and marketing processes at the Company's head office was the primary reason for this 5% decrease in salaries and wages.

Commissions and Consulting Expense– Commissions and consulting expense for the years ended December 31, 2012 and 2011 were $512,690 and $499,482, respectively. This 3% increase in commissions and consulting expenses is primarily the result of increased spending on investor relations activities.

Professional Fees– Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2012 and 2011 were $1,145,227 and $769,628, respectively. The 49% increase in professional fees is primarily due to the effect of increased spending on product liability litigation which accounted for 81% of the increase with fees relating to becoming an SEC reporting Company also contributing to the increase.

Advertising and Marketing – The Company continues to place paid advertising in various motorsport magazines, online media and to sponsor a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2012 and 2011 were $1,528,949 and $1,578,346, respectively. This $49,397, or 3% decrease in advertising and marketing is due to the Company’s increased focus on online marketing channels which are more cost effective than traditional print media marketing.

Office Rent and Expenses– Office rent and expenses for the years ended December 31, 2012 and 2011 were $264,264 and $256,714, respectively. The 3% increase in office rent and expenses is primarily the result of additional warehouse space required by Two Eleven to accommodate increased inventory levels in order to sustain a wider product range. Management continues to evaluate the Company's office and distribution warehousing requirements.

Research and Development Costs– These costs include the salaries of staff members that are directly involved in the research and development of innovative products as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2012 and 2011 were $1,107,042 and $1,224,965, respectively. This 10% decrease in research and development costs is as a result of reduced spending on externally contracted research and development resources.

Bad Debt Expenses (Recovery) - Bad debts expensed (recovered) for the years ended December 31, 2012 and 2011 were ($257,223) and $326,507, respectively. This 179% decrease is primarily as a result of a significant, extraordinary bad debt that was written off in the prior year that was partially recovered in the year ended December 31, 2012.

General and Administrative Expenses – These costs consist of insurance, travel, merchant fees, courier fees, communication costs, office and computer supplies with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2012 and 2011 were $2,123,270 and $2,226,187, respectively. The 5% decrease in general and administrative expenses is primarily the result of increased focus on controlling administrative expenses despite a 9% increase in product liability insurance premiums.

Depreciation Expense – Depreciation expense for the years ended December 31, 2012 and 2011 was $420,770 and $398,389, respectively. The 6% increase in depreciation expense is primarily due to the commissioning of new molds that were purchased in order to facilitate the production of the Company's wider Brace and Body Protection range which was partially offset by assets that reached their economic useful life and were fully depreciated during the period.

Total Operating Expenses – Total operating expenses decreased by $543,546 in 2012, or 6%, compared to $9,649,884 in the 2011 period. This decrease is primarily due to the bad debt expensed in the period ended December 31, 2011 that was partially recovered in the 2012 period. Decreased salaries, general and administrative expenses and a decreased level of external research and development expenditure incurred compared to the 2011 period partially set off the 49% increase in professional fees as a result of increased expenditure on product liability litigation and the fees relating to becoming an SEC reporting Company discussed above.

Net Income – As a result of our decreased revenues in 2012 and operating costs as a percentage of revenues, which increased from 54% in 2011 to 55% in 2012, net income decreased by 90%, to a net income of $78,643 in 2012, from a net income of $764,499 in 2011.

Liquidity and Capital Resources

At December 31, 2012, we had cash and cash equivalents of $0.7 million. We also had $0.3 million of short term investments as at both dates. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2012	2011
Net cash provided by (used in) by operating activities	($438,157)	$555,890
Net cash used in investing activities	($206,320)	($458,764)
Net cash provided by (used in) financing activities	$220,711	($95,837)
Effect of exchange rate changes on cash and cash equivalents	$6,631	($151,590)
Net decrease in cash and cash equivalent	($417,135)	($150,301)
Cash and cash equivalents at the beginning of period	$1,084,806	$1,235,107
Cash and cash equivalents at the end of period	$667,671	$1,084,806

Cash decreased by $417,135, or 38%, for the year ended December 31, 2012. The primary sources of cash during fiscal year 2012 were decreased accounts payable of $170,902, a net income of $78,643 and proceeds from a short term loan amounting to $220,711. The primary uses of cash during fiscal year 2012 were an increase in accounts receivable of $546,917 and the increase of inventories by $91,709. The increase in accounts receivable of $546,917 during fiscal year 2012 is commensurate with significant revenues invoiced towards the end of the 4th quarter of 2012. As of December 31, 2012, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 10, 2011, between the Company and Flat Iron Capital, a division of Wells Fargo Bank, N.A., or "Flat Iron", we were obligated to pay to Flat Iron an aggregate sum of $881,442, in ten payments of $89,357, at a 2.99% annual interest rate, commencing on November 1, 2011 and ending on September 1, 2012. The Company has repaid the entire balance under the Premium Finance Agreement, and had entered into a new premium financing agreement, dated October 10, 2012, with AFCO Acceptance Corporation “AFCO”. Pursuant to the new agreement, the company is obligated to pay AFCO an aggregate sum of $1,023,880.97 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

Revenue and Cost Recognition - All manufacturing of Leatt-Brace products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area (collectively the "customers"). Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Our distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products.

Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the years ended December 31, 2012 and 2011.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2012 and 2011.

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

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Some of our operations are carried out in the Republic of South Africa, or RSA, and we are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, our business, financial condition and results of operations may be influenced by the political, economic and legal environments in the RSA, and by the general state of the RSA economy. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Foreign Exchange Risk

While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR. Certain of our assets are also denominated in ZAR. As a result, we are exposed to foreign exchange risk as our revenues and results of operations may be affected by fluctuations in the exchange rate between the U.S. Dollar and the ZAR. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. Assets and liabilities are translated at exchange rates at the balance sheet date and revenue and expenses are translated at the spot exchange rate on the transaction date. Any resulting translation adjustments are not included in determining net income but are included in determining other comprehensive income, a component of stockholder’s equity. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. The value of the ZAR against the U.S. dollar and other currencies is affected by, among other things, changes in the RSA’s political and economic conditions.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2012 and 2011 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2012, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2012 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2012 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 21, 2013.

Name	Age	Title
Dr. Christopher James Leatt	44	Founder, Chairman and Head of Research & Development
Sean Macdonald	35	CEO, CFO, President and Director
Jeffrey Joseph Guzy	61	Director
Zafiris Michael Zafiropoulos	61	Director

DR. CHRISTOPHER LEATT: Dr. Leatt, aged 44, has served as a director since 2005. Dr. Chris Leatt (MB ChB) studied medicine at the University of Cape Town and completed his internship in the United Kingdom before returning to South Africa to pursue his career in medicine. He held positions in General Surgery and General Medicine/Geriatrics/Gastroenterology before becoming a General Medical Practitioner and Chairman of ERIPO (Eerste River Independent Practitioners Association), an organization formed to look after both the Medical and Business interests of forty Independent Practitioners. Dr. Leatt then worked in casualty/trauma at various hospitals before becoming a surgical medical officer. A brief stint as an Orthopedic Registrar at Groote Schuur Hospital preceded his post as Neurosurgery Registrar at the Department of Neurosurgery, Tygerberg Academic Hospital. Dr. Leatt's duties as a surgical registrar in this discipline included ward work, High-Care duties, evaluation of referrals, outpatient consultations, emergency and elective surgery, logbook of all surgical procedures completed. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing and helicopter pilot and is an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. When not participating in such events, Dr. Leatt is often involved in providing medical support there.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 35, has served as the Company’s Chief Executive Officer and President since November 9, 2010, as its Chief Financial Officer since August 1, 2009, and as a Director since May 6, 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articling at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 61, has served as a director since April 4th, 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and an Associate Degree in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., RCA Corp., Sprint International, Bell Atlantic Video Services, Loral Cyberstar and Facilicomm International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director of CHDT Corporation, a Florida public corporation.

ZAFIRIS (“Jeff”) M. ZAFIROPOULOS, aged 61, has served as a director since October 2011, and has served since August 2001, as the Executive Director of Time Quantum, a Midrand, South Africa systems developer serving the financial and banking industries. Prior to joining Time Quantum, Mr. Zafiropoulos served, from January 1999 to January 2001, and from October 1998 to December 1998, as the Chief Executive Officer and Executive Director, respectively, of Crux Technologies in Midrand, South Africa; and from June 1986 to September 1998 as sales and marketing director for Cephas Computer Services in Midrand, South Africa. Mr. Zafiropoulos has a Bachelor of Science degree in Computer Science and Applied Mathematics from the University of the Witwatersrand in South Africa, and a Masters Degree in Business Leadership (MBL) from the School of Business Leadership (SBL) in South Africa.

There are no agreements or understandings for any of our executive officers, directors or significant employees to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The Board believes that each director is a recognized person of high integrity with a proven record of success in his or her field. Each director demonstrates innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to the business and operations of the Company. In addition to the foregoing qualifications, the Board has assessed the intangible qualities including the director’s ability to ask difficult questions and, simultaneously, to work collegially. The Board also considers diversity of age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Dr. Christopher James Leatt	Founder, Chairman and Head of Research & Development	Dr. Leatt holds a Bachelor of Medicine and Bachelor of Surgery Degree and is the inventor of the Leatt Brace® and the Founder of the Company.

He heads up the Company’s research and development department and has an intimate knowledge of the Company’s innovative products.

He contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the industry.

Sean Macdonald	CEO, CFO, President and Director	Mr. Macdonald is a registered Chartered Accountant and holds a Bachelor of Commerce Degree in Finance and Information Systems and a Post-Graduate Diploma in Accounting.

His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the Company.

Jeffrey Joseph Guzy	Director	Through his Masters Degree in Business Administration in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.

He has also served as the Company’s President and has invaluable long-term knowledge of the Company’s business and operations.

Zafiris Michael Zafiropoulos	Director	Mr. Zafiropoulos holds a Masters Degree in Business Leadership (MBL) from the School of Business Leadership (SBL) in South Africa.

He also has invaluable experience and insight in the global finance and banking industry.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

  been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

  been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

  been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

  been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

  been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self- regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence –Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Significant Employees

Name	Age	Position
Erik Olsson	45	International General Manager and Head of International Distribution
Philip Davy	56	U.S. General Manager and International Marketing Manager

PHILIP DAVY: Mr. Davy, aged 56, has served as Head of our U.S. operations and as our International Marketing Manager since January 2012. Prior to that, Mr. Davy served in various capacities with the Company, from October 2009 to December 2011, including service as Two Eleven’s Manager. Mr. Davy has over 30 years’ experience selling, envisioning, designing, developing or marketing protective equipment for motorcycle riders, racers and mechanics. Prior to joining us he served from January 2002 to October 2009 as Icon Brand Manager with Le Mans Corp.

ERIK OLSSON: Mr. Olsson, aged 45, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by sending a letter to our Board of Directors, c/o Corporate Secretary, 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441, for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

Any contents that are not advertising materials, promotions of a product or service, patently offensive materials or matters deemed, using reasonable judgment, inappropriate for the Board will be forwarded promptly to the chairman of the Board, the appropriate committee or the specific director, as applicable.

Code of Ethics

We have adopted a written code of ethics that applies to all of our officers, directors and employees, including our principal executive officer and principal financial officer, or persons performing similar functions, a copy of which is attached as an exhibit to this report.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table Update

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during the indicated periods. No other executive officers received total annual salary and bonus compensation in excess of $100,000.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (No. of shares)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2010	487,668	23,839	--	--	--	--	7,892	519,399
	2011	487,668	40,639	--	--	--	--	10,391	538,698
	2012	487,668	--	--	3,872	--	--	9,889	501,429
Sean Macdonald, President, CEO, CFO and Director	2010	146,959	12,247	--	--	--	--	7,496	166,702
	2011	183,173	36,614	--	--	--	--	9,269	229,056

	2012	196,922	--		5,808	--	--	7,957	210,687
Philip Edward Davy, U.S. General Manager and International Marketing Manager	2010	130,000	--	--	--	--	--	--	130,000
	2011	130,000	25,000	--	--	--	--	--	155,000
	2012	168,000	5,500	--	2,904	--	--	--	176,404

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Reflects compensation to Dr. Leatt in his capacity as the head of our Research and Development department. Pursuant to an oral agreement with the Company, Dr. Leatt receives a monthly base salary of $40,639, as well as other benefits.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of August 1, 2009, with Sean Macdonald our President, CEO and CFO, pursuant to which we were obligated to pay him a signing bonus of ZAR200,000 (approximately $24,661.00) and an annual base salary of ZAR1,200,000 (approximately $147,947.00) . Mr. Macdonald receives coverage under the Company’s employment benefit plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with twelve weeks’ written notice or by the Company for Mr. Macdonald’s misconduct or incapacity. Termination for misconduct may result in the Company’s disregard of the notice period and the initial signing bonus is to be returned to the Company. Under the terms of his employment agreement, we were also obligated to issue Mr. Macdonald, within 6 months after entry into the agreement, options to purchase shares of the Company’s common stock. On February 1, 2012, the Company’s board of directors approved the issuance of an option to purchase 1,950,000 shares of the Company’s common stock under the Company’s 2011 Plan to Mr. Macdonald. The option has a term of 5 years and, upon vesting, is exercisable at a price of $0.04 per share. Forty percent of the option vested on the date of the grant and the remaining 60% will vest in three equal portions on each of December 31, 2012, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald has vested options to purchase 46,800 shares of the Company's common stock at $1.00 per share, with an additional 31,200 shares slated to vest in two equal portions on each of December 31, 2013 and 2014.

We are party to an employment agreement with Philip Davy, our U.S. General Manager and International Marketing Manager, dated October 2, 2009, pursuant to which we are obligated to pay him an annual base salary of $130,000. Mr. Davy has the right to coverage under the Company’s benefit and equity incentive plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Davy is also subject to the customary confidentiality and non-competition covenants and received an initial signing bonus of $18,000. The agreement may be terminated by either party upon its expiration and by the Company without cause, upon 30 days written notice. The agreement may also be immediately terminated upon Mr. Davy’s death or disability, or for “Cause” as defined in the agreement, including for misconduct, nonperformance or breach of the agreement. Mr. Davy has the right to terminate the agreement “with good reason” as described in the agreement, including for material breach of the agreement by the Company and within 6 months following a Change of Control. If the agreement is terminated by the Company without cause, or by Mr. Davy for good reason, the Company is obligated to pay Mr. Davy a lump sum payment equal to 3 months’ salary, and if the agreement is terminated due to death or disability, the Company is obligated to pay Mr. Davy or his Estate, as the case may be, a lump sum payment equal to Mr. Davy’s base salary. The agreement is renewable for consecutive one-year periods by mutual agreement of the parties.

The foregoing option grants are reflected in the summary compensation table above, after giving effect to the 1-for-25 reverse split effected by the Company on September 20, 2012.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2012.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options(1)	Exercise or base price of option awards ($/Sh)(1)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/1/2012	-	52,000	$1.00	$52,000
Sean Macdonald	2/1/2012	-	78,000	$1.00	$78,000

(1) The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2012 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price(1) ($)	Option expiration date
Dr. Christopher Leatt	31,200	20,800	--	$1.00	February 1, 2017
Sean Macdonald	46,800	31,200	--	$1.00	February 1, 2017

(1) The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 520,000 of the shares vested on February 1, 2012, the grant date, the option to purchase another 260,000 shares vested on December 31, 2012, and the option to purchase the remaining 520,000 shares will vest in two equal portions on each of December 31, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt has vested options to purchase 31,200 shares of the Company’s common stock at $1.00 per share, with an additional 20,800 shares slated to vest in two equal portions on each of December 31, 2013 and 2014.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 780,000 of the shares vested on February 1, 2012, the grant date, the option to purchase another 390,000 shares vested on December 31, 2012, and the option to purchase the remaining 780,000 shares will vest in two equal portions on each of December 31, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald has vested options to purchase 46,800 shares of the Company’s common stock at $1.00 per share, with an additional 31,200 shares slated to vest in two equal portions on each of December 31, 2013 and 2014.

Option Exercises and Stock Vested

On December 31, 2012, options to purchase an additional 26,000 shares of our common stock at $1.00 per share (after giving effect to the reverse split effected on September 20, 2012) vested. Except for the foregoing, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2012.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2012.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2012.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2012:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey J. Guzy	7,399	-	-	-	7,399
Sean Macdonald	7,399	-	-	-	7,399
Zafiris M. Zafiropoulos*	7,399	-	-	-	7,399

Narrative to Director Compensation Table

During the 2012 fiscal year, we paid our directors approximately ZAR 5,000 (approximately, $617) per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

Limitation of Liability and Indemnification

Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director's or officer's acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud or a knowing violation of the law.

Section 78.7502 of NRS permits a company to indemnify its directors and officers against expenses, judgments, fines and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending or completed action, suit or proceeding if the officer or director (i) is not liable pursuant to NRS 78.138 or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful.

Section 78.751 of NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit or proceeding as they are incurred and in advance of final disposition thereof, upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company. Section 78.751 of NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation or bylaws or otherwise.

Section 78.752 of NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee or agent of the company, or is or was serving at the request of the company as a director, officer, employee or agent of another company, partnership, joint venture, trust or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

Our Articles of Incorporation provide that no director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

  The Company shall indemnify its directors to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense or other matter whatsoever.

  The Company may at the discretion of the board of directors purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

Other than as disclosed herein, there is no pending litigation or proceeding involving any of our directors or executive officers to which indemnification is required or permitted, and we are not aware of any threatened litigation or proceeding that may result in a claim for indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 21, 2013, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and Chairman	2,025,103	38.94%
-	X			96,000	80.00%
X	-	Jeffrey J. Guzy	Director	26,667	0.51%
-	-	Sean Macdonald(5)	Chief Executive Officer, President and Director	46,800	0.90%
		Zafiris M. Zafiropoulos	Director	54,783	1.05%
X	-	All officers and directors as a group (persons named above)		2,153,353	41.41%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers	Advisor	488,317	9.39%
-	X			24,000	20.00%
X		Alfred Bjorn Christensen		460,800	8.86%

(1)

The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)

Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or “SEC” and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 authorized shares of common stock divided with 5,200,623 shares outstanding and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Includes a vested 5-year option to purchase 31,200 shares of the Company’s common stock at $1.00 per share, issued to Dr. Leatt under the Company’s 2011 Plan after giving effect to the Reverse Split. An additional 20,800 shares will vest in two equal portions on each of December 31, 2013 and 2014.

(5)

Represents a vested 5-year option to purchase 46,800 shares of the Company’s common stock at $1.00 per share, issued to Mr. Macdonald under the Company’s 2011 Plan after giving effect to the Reverse Split. An additional 31,200 shares will vest in two equal portions on each of December 31, 2013 and 2014.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties totaled $744,705 and $639,499 for the years ended December 31, 2011 and 2010.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors to include additional independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of “related-persons transactions.” For purposes of our policy only, a “related-person transaction” will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management’s presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

  the risks, costs and benefits to us;
  the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
  the terms of the transaction;
  the availability of other sources for comparable services or products; and
  the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

We also expect that the policy will require any interested director to excuse himself from deliberations and approval of the transaction in which the interested director is involved.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

Our director, Mr. Zafiris Michael Zafiropoulos, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Audit Fees	$101,000	$98,000
Audit-Related Fees	10,288	7,692
Tax Fees	7,793	8,860
All Other Fees	21,100
TOTAL	$140,181	$114,552

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit
Number	Exhibit Title
2.1

Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

2.2

Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre DeVilliers (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

3.1

Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

3.2	Amended and Restated Bylaws, adopted on October 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.2	Purchase Warrant, dated February 29, 2008, issued to Rubinstein IR (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.3	Purchase Warrant, dated February 29, 2008, issued to Bill Swalm (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.4	Purchase Warrant, dated February 29, 2008, issued to Timothy Clemensen (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.5	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.6

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Dr. Christopher Leatt (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.7

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Sean Macdonald (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.8

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Philip Davy (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.9

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Erik Olsson (incorporated by reference to Exhibit 4.9 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.1

Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.2

Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.3

Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.4

Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.5

Copyright Licensing Agreement, dated November 24, 2009, between Silva Mattos & CIA, LTDA and Leatt Corp. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC
10.8

Lease Agreement, dated December 15, 2011, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.9

Storage Rental Agreement, dated August 25, 2011, between Kingvest 2 (Pty) Ltd. and Leatt Corp. (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.10

Storage Rental Agreement, dated January 12, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.11	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.12

Supply Agreement, dated May 1, 2011, between Leatt Corp. and Scott Sports SA (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.13*	Premium Finance Agreement, dated October 10, 2012, between AFCO Acceptance Corp. and Leatt Corp.
10.14

Contract of Employment, dated August 1, 2009, between Leatt Corp. and Sean Macdonald (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.15

Employment Agreement, dated October 2, 2009, between Two Eleven Distribution LLC and Philip Davy (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.16

Director Agreement, dated September 19, 2011, between Leatt Corp. and Zafiris Michael Zafiropoulos (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2013

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive Officer and Chief
Financial Officer
(Principal Executive Officer and Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief Financial	March 28, 2013
Sean Macdonald	Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 28, 2013
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 28, 2013
Jeffrey J. Guzy

/s/ Zafiris M. Zafiropoulos	Director	March 28, 2013
Zafiris Zafiropoulos

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Leatt Corporation

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 2012. LEATT CORPORATION's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEATT CORPORATION as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 28, 2013

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011

ASSETS

	2012	2011
Current Assets
Cash and cash equivalents	$667,671	$1,084,806
Short-term investments	311,263	310,329
Accounts receivable	3,532,811	2,993,681
Inventory	3,770,932	3,679,223
Payments in advance	168,710	179,653
Deferred tax asset	47,000	47,000
Prepaid expenses and other current assets	874,113	825,817
Total current assets	9,372,500	9,120,509

Property and equipment, net	1,127,707	1,372,521

Other Assets
Deposits	44,495	33,509
Intangible assets	111,358	116,230
Total other assets	155,853	149,739

Total Assets	$10,656,060	$10,642,769

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,000,554	$2,171,456
Customer deposits	-	265
Income taxes payable	115,000	148,000
Short term loan, net of finance charges	837,721	617,010
Total current liabilities	2,953,275	2,936,731

Deferred tax liabilities	38,000	100,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,302,352	7,286,865
Accumulated other comprehensive income	164,235	199,618
Retained earnings (accumulated deficit)	65,190	(13,453)
Total stockholders' equity	7,664,785	7,606,038

Total Liabilities and Stockholders' Equity	$10,656,060	$10,642,769

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Revenues	$16,577,350	$17,878,727

Cost of Revenues	7,668,054	7,469,581

Gross Profit	8,909,296	10,409,146

Product Royalty Income	262,566	99,268

Operating Expenses
Salaries and wages	2,261,349	2,369,666
Commissions and consulting expenses	512,690	499,482
Professional fees	1,145,227	769,628
Advertising and marketing	1,528,949	1,578,346
Office rent and expenses	264,264	256,714
Research and development costs	1,107,042	1,224,965
Bad debt expense (recovery)	(257,223)	326,507
General and administrative expenses	2,123,270	2,226,187
Depreciation	420,770	398,389
Total operating expenses	9,106,338	9,649,884

Income from Operations	65,524	858,530

Other Income
Interest and other income, net	60,817	23,142
Total other income	60,817	23,142

Income Before Income Taxes	126,341	881,672

Income Taxes	47,698	117,173

Net Income Available to Common Shareholders	$78,643	$764,499

Net Income per Common Share
Basic	0.015	$0.15
Diluted	0.015	$0.15

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,208,398
Diluted	5,200,623	5,208,398

Comprehensive Income
Net Income	$78,643	$764,499
Other comprehensive income (loss), net of $-0- deferred income taxes in 2012 and 2011
Foreign currency translation	(35,383)	(326,663)

Total Comprehensive Income	$43,260	$437,836

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

						Accumulated	Retained
						Other	Earnings
	Preferred Stock A		Common Stock		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Deficit)	Total
Balance, January, 1 2011 - as previously reported	3,000,000	$3,000	131,167,225	$131,167	$7,367,123	$526,281	$(777,952)	$7,249,619
Reverse Stock Split	(2,880,000)	-	(125,920,536)	-	-	-	-	-
Balance, January 1, 2011 - as adjusted	120,000	$3,000	5,246,689	$131,167	$7,367,123	$526,281	$(777,952)	$7,249,619
Repurchase of common stock	-	-	(46,066)	(1,159)	(80,258)	-	-	(81,417)
Net income	-	-	-	-	-	-	764,499	764,499
Foreign currency translation adjustment	-	-	-	-	-	(326,663)	-	(326,663)
Balance, December 31, 2011 - as adjusted	120,000	$3,000	5,200,623	$130,008	$7,286,865	$199,618	$(13,453)	$7,606,038
Compensation cost recognized in connection with stock options	-	-	-	-	15,487	-	-	15,487
Net income	-	-	-	-	-	-	78,643	78,643
Foreign currency translation adjustment	-	-	-	-	-	(35,383)	-	(35,383)
Balance, December 31, 2012	120,000	$3,000	5,200,623	$130,008	$7,302,352	$164,235	$65,190	$7,664,785

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities
Net income	$78,643	$764,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	420,770	398,389
Deferred income taxes	(62,000)	(5,100)
Stock-based compensation	15,487	-
Bad debts	7,787	36,463
Gain on sale of property and equipment	(7,712)	(8,553)
(Increase) decrease in:
Accounts receivable	(546,917)	(182,331)
Inventory	(91,709)	(922,027)
Payments in advance	10,943	(59,503)
Prepaid expenses and other current assets	(48,296)	(14,014)
Income tax refunds receivable	-	40,300
Deposits	(10,986)	(953)
Increase (decrease) in:
Accounts payable and accrued expenses	(170,902)	430,443
Income taxes payable	(33,000)	148,000
Customer deposits	(265)	(69,723)
Net cash provided by (used in) operating activities	(438,157)	555,890

Cash flows from investing activities
Capital expenditures	(213,098)	(477,683)
Proceeds from sale of property and equipment	7,712	20,013
Increase in short-term investments, net	(934)	(1,094)
Net cash used in investing activities	(206,320)	(458,764)

Cash flows from financing activities
Repurchase of common stock	-	(81,417)
Proceeds from (repayments of) short-term loan, net	220,711	(14,420)
Net cash provided by (used in) financing activities	220,711	(95,837)

Effect of exchange rates on cash and cash equivalents	6,631	(151,590)

Net decrease in cash and cash equivalents	(417,135)	(150,301)

Cash and cash equivalents - beginning of year	1,084,806	1,235,107

Cash and cash equivalents - end of year	$667,671	$1,084,806

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,103	$10,197
Cash paid for income taxes	$143,207	$1,600

Other noncash investing and financing activities
Common stock issued for services	$15,487	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Leatt Corporation (the “Company”) designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings CC ("Holdings"), designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Holdings, a South African incorporated company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment.

The Company’s products are manufactured in China and sold to customers worldwide through a global network of distributors and dealers. Leatt also acts as the original equipment manufacturer for neck braces and other personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of the rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. Global marketing and United States sales are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The Company established a wholly-owned subsidiary, Leatt New Zealand Limited (“New Zealand Limited”) during the first quarter of 2009. This Company acted as the distributor of Leatt-Brace® products in New Zealand, until the 4th quarter of 2011 when operations of New Zealand Limited ceased. The Company has appointed an unrelated third-party distributor to distribute its products in the New Zealand market.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiaries: Two Eleven Distribution, LLC, Three Eleven Distribution and Leatt New Zealand Limited. All significant intercompany transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned due to product quality issues. If a distributor relationship were to be terminated by Leatt, then product return may occur. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products.

Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

Short-term investments - The Company’s short-term investments consists of certificates of deposit with a maturity of greater than three months but less than twelve months.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, management is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2012 and 2011 was $65,250 and $57,463, respectively.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the years ended December 31, 2012 and 2011.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: molds and tools, 2 to 5 years; computer equipment and software, 2 to 5 years; office and other equipment, 3 to 6 years; vehicles, 3 to 5 years; leasehold improvements, 3 years. The costs of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2012 and 2011.

Intangible Assets – The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2012 or 2011.

Short-term Loan – The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $89,357 over ten months including interest at 2.99% and has been repaid in full. The current short-term loan is payable in monthly installments of $94,317 over eleven months including interest at 2.647% .

Preferred Stock - The Company's preferred stock, when issued, is generally convertible to common stock at or above the then current market price of the Company's common stock and therefore, contains no beneficial conversion feature.

Shipping and Handling Costs – The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs incurred in cost of revenues.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs – In connection with the Company’s license agreement with Holdings, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $242,430 and $218,345, respectively for the years ended December 31, 2012 and 2011.

Research and Development – Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company’s foreign operations, consisting of its South African Branch and New Zealand, denominated in local currencies, SA RAND and NEW ZEALAND DOLLAR respectively are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled ($35,383) and ($326,663), respectively, during the years ended December 31, 2012 and 2011.

Stock-Based Compensation - The Company accounts for stock based compensation in accordance with the fair-value-base method set forth in FASB ASC Topic 718-10, Stock-Based Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on the estimated fair values on the date of grant or the fair value of the services performed. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

Income Taxes - The Company uses the asset and liability approach to account for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes included taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

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

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company has no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2012 and 2011, the Company had 328,000 and 120,000 potential common shares, consisting of 120,000 preferred shares in 2012 and 2011, and 208,000 stock options in 2012, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income/loss at December 31, 2012 and 2011 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, customer deposits, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2012 and 2011, the Company’s uninsured bank balances totaled $605,824 and $970,635, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

The Company’s trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company’s end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition and requires collateral as deemed necessary. The Company maintains allowances for potential credit losses as needed.

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2012 and 2011, the Company's US revenue was concentrated in six and five customers that accounted for approximately 37% and 36%, respectively, of annual US revenue. As of December 31, 2012 and 2011, $1,249,784, or 35%, and $560,717, or 19% of the Company's accounts receivable, respectively, were due from these customers. For the years ended December 31, 2012 and 2011, the Company's international revenue was concentrated in five customers that accounted for approximately 38% and 37%, respectively, of annual international revenue for 2012 and 2011.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2012 and 2011, $537,719, or 15%, and $181,311, or 1% of the Company's accounts receivable, respectively were due from these international customers.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2012 and 2011, annual revenues associated with international customers were $9,176,458 and $10,109,894, or 55% and 57% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Reclassification - Certain items included in the 2011 financial statements have been reclassified to conform to the 2012 financial statement presentation.

Recent Accounting Pronouncements - In July 2012, the Financial Accounting Standards Board (“FASB”) ASB issued ASU 2012-02, "Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment." Under this amendment, an entity will have an option to first assess the qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative impairment test. ASU 2012-02 will be effective for the indefinite-lived intangible asset impairment test performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (“ASU 2013-02”). This standard requires companies to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, companies are required to cross-reference to other disclosures that provide additional detail on those amounts. ASU 2013-02 is effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this standard is not expected to have a significant impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 -	INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 3 -	INVENTORY (continued)

In performing such evaluations, the Company utilizes historical experience as well as current market information. All products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. There was no reserve for obsolescence on the inventory as of December 31, 2012 and 2011. The Company has written off obsolete inventory amounting to $0 and $110,552 for the years ended December 31, 2012 and 2011, respectively.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2012 and 2011 consisted of the following:

	2012	2011

Land	$572,470	$597,520
Molds and tools	1,291,427	1,188,543
Computer equipment and software	705,489	704,185
Office and other equipment	438,157	425,274
Vehicles	164,963	133,361
Leasehold improvements	142,241	134,048
	$3,314,747	3,182,931

Less accumulated depreciation	(2,187,040)	(1,810,410)
Property and equipment, net	$1,127,707	$1,372,521

NOTE 5 -	CUSTOMER DEPOSITS AND PAYMENTS IN ADVANCE

Customer deposits represent payments received from customers prior to completion and shipment of the order. If the customer decides to cancel the order after the deposit has been paid, the Company will return the deposit or apply the deposit to a new order, however, the deposit will not be recorded as revenue. Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products.

Customer deposits totaled $0 and $265 as of December 31, 2012 and 2011, and are recorded in current liabilities; and payments in advance of $168,710 and $179,653 as of December 31, 2012 and 2011 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	STOCKHOLDERS’ EQUITY

On September 20, 2012, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-25 reverse stock split of its common stock and the Company's Series A Voting Convertible Preferred Stock ("preferred stock") issued and outstanding on that date. The amendment also effected a reduction of the Company's authorized common shares and preferred shares at the same ratio as the reverse stock split. As a result, the Company's authorized common shares were reduced to 28,000,000 shares, with 5,200,623 shares issued and outstanding, and the Company's authorized preferred shares were reduced to 1,120,000 shares, with 120,000 preferred shares issued and outstanding, without any change in the par value of such shares.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 6 -	STOCKHOLDERS’ EQUITY (continued)

All share and per share calculations and related disclosures have been retroactively adjusted to reflect the 1-for-25 reverse stock split for all periods presented.

The Preferred Stock is convertible on a 1:1 ratio to common stock. Each holder of the Preferred Stock is entitled to receive dividends and is entitled to 100 votes for each one share of Preferred Stock.

On December 6, 2011, the Board of Directors adopted and the shareholders subsequently approved the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. The maximum number of shares of common stock which may be issued under the Plan is 260,000. The maximum number of shares of common stock that may be awarded to an individual participant in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five year period. Shares are generally issued at the fair market value on the date of issuance.

During the year ended December 31, 2011, no options were granted or stock issued under the plan. During the year ended December 31, 2012, 208,000 stock options were granted at an exercise price of $1.00 per share, exercisable over a 5 year period. Of the options granted, 60% of the shares were vested with a compensation expense of $15,487 and 40% of the shares were unvested with unrecognized compensation values of $10,325. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2012, was $0.13 per share.

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

NOTE 7 -	INCOME TAXES

The Company’s income tax expense (benefit) for the years ended December 31, 2012 and 2011 consists of the following components:

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 -	INCOME TAXES (continued)

	2012	2011
Current
Federal	$108,098	$120,673
State	1,600	1,600
	109,698	122,273

Deferred
Federal	(62,000)	(5,100)
	(62,000)	(5,100)

Income tax expense	$47,698	$117,173

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2012	2011
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	-5.00%	-3.50%
Timing and permanent differences	9.00%	-17.20%
Effect of fair value adjustment	0.00%	0.00%
Utilization of foreign exchange loss	0.00%	0.00%
	38.00%	13.30%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2012 and 2011 consist of the following:

	2012	2011
Deferred tax assets:
Accounts receivable	$25,000	$20,000
Vacation accrual	22,000	27,000
Net operating loss carryforwards	876,000	607,000
Less valuation allowance	(876,000)	(607,000)
Deferred tax assets, net	$47,000	$47,000

Deferred tax liabilities:
Depreciation	$38,000	$100,000
Deferred tax liabilities, net	$38,000	$100,000

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2012 and 2011, the Company has approximately $9,900,000 and $6,860,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 7 -	INCOME TAXES (continued)

The Company files a consolidated federal and separate company state income tax returns in the United States. The Company is not presently undergoing any significant tax audits. As of December 31, 2012, the tax years that remain subject to examination are 2009 to 2012 for federal and 2009 to 2012 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2012 or 2011. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 8 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the braces worldwide and totaled $607,638 and $744,705 for the years ended December 31, 2012 and 2011. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2012 and 2011, accrued royalties totaled $46,444 and $117,017.

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease commenced on April 1, 2010 and continues through March 31, 2013. The lease agreement calls for monthly base rent in the amount of $5,126. The Company entered into a new lease agreement for office and warehouse space that commenced on November 1, 2012 and continues through April 30, 2015. The lease agreement calls for monthly base rent in the amount of $4,583 that will increase to $9,166 on May 1, 2013.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on December 15, 2011 and continues through December 15, 2014. The lease agreement calls for an initial monthly rent of $6,529 with an annual escalation percentage of 5%. Effective August 1, 2010, the South African branch sub-leased a portion of their office space to Holdings, a related entity. Monthly rent is $140 plus its share of expenses. Sublease income totaled $560 and $1,798 for the years ended December 31, 2012 and 2011.

The sublease terminated on April 30, 2012. All other operating leases are on a month-to-month basis.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011

NOTE 9 -	COMMITMENTS AND CONTINGENCIES (continued)

Minimum lease payments under operating leases in each of the years subsequent to December 31, 2012 are as follows:

2013	$188,438
2014	$191,505
2015	$37,764

Rent expense totaled $224,258 and $256,714, respectively, for the years ended December 31, 2012 and 2011.

Litigation/Potential Litigation

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

NOTE 10 –	SUBSEQUENT EVENT

The Company has evaluated all subsequent events through March 28, 2013, the date the financial statements were released.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
2.1

Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

2.2

Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre DeVilliers (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

3.1

Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008 (incorporated by reference to Exhibit 3.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

3.2	Amended and Restated Bylaws, adopted on October 28, 2008 (incorporated by reference to Exhibit 3.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.1

Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008 (incorporated by reference to Exhibit 4.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.2	Purchase Warrant, dated February 29, 2008, issued to Rubinstein IR (incorporated by reference to Exhibit 4.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.3	Purchase Warrant, dated February 29, 2008, issued to Bill Swalm (incorporated by reference to Exhibit 4.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.4	Purchase Warrant, dated February 29, 2008, issued to Timothy Clemensen (incorporated by reference to Exhibit 4.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.5	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.6

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Dr. Christopher Leatt (incorporated by reference to Exhibit 4.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.7

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Sean Macdonald (incorporated by reference to Exhibit 4.7 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.8

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Philip Davy (incorporated by reference to Exhibit 4.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

4.9

Stock Option Agreement, dated February 1, 2012, between Leatt Corp. and Erik Olsson (incorporated by reference to Exhibit 4.9 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.1

Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.2

Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.3

Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.4

Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.5

Copyright Licensing Agreement, dated November 24, 2009, between Silva Mattos & CIA, LTDA and Leatt Corp. (incorporated by reference to Exhibit 10.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC
10.8

Lease Agreement, dated December 15, 2011, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.9

Storage Rental Agreement, dated August 25, 2011, between Kingvest 2 (Pty) Ltd. and Leatt Corp. (incorporated by reference to Exhibit 10.9 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.10

Storage Rental Agreement, dated January 12, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.11	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.12

Supply Agreement, dated May 1, 2011, between Leatt Corp. and Scott Sports SA (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.13*	Premium Finance Agreement, dated October 10, 2012, between AFCO Acceptance Corp. and Leatt Corp.
10.14

Contract of Employment, dated August 1, 2009, between Leatt Corp. and Sean Macdonald (incorporated by reference to Exhibit 10.14 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.15

Employment Agreement, dated October 2, 2009, between Two Eleven Distribution LLC and Philip Davy (incorporated by reference to Exhibit 10.15 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.16

Director Agreement, dated September 19, 2011, between Leatt Corp. and Zafiris Michael Zafiropoulos (incorporated by reference to Exhibit 10.16 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

______________________
*Filed herewith