Form 10-Q
period 2013-03-31
Leatt Corp
filed 2013-05-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting company) [_]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]                                               No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 10, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2013

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2013	December 31 2012
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$840,539	$667,671
Short-term investments	311,382	311,263
Accounts receivable	2,303,503	3,532,811
Inventory	3,049,198	3,770,932
Payments in advance	136,160	168,710
Deferred tax asset	47,000	47,000
Prepaid expenses and other current assets	704,173	874,113
Total current assets	7,391,955	9,372,500

Property and equipment, net	998,627	1,127,707

Other Assets
Deposits	42,077	44,495
Intangible assets	102,273	111,358
Total other assets	144,350	155,853

Total Assets	$8,534,932	$10,656,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,018,411	$2,000,554
Income taxes payable	113,501	115,000
Short term loan, net of finance charges	570,961	837,721
Total current liabilities	1,702,873	2,953,275

Deferred tax liabilities	37,440	38,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,302,352	7,302,352
Accumulated other comprehensive income	48,810	164,235
Retained earnings (accumulated deficit)	(689,551)	65,190
Total stockholders' equity	6,794,619	7,664,785

Total Liabilities and Stockholders' Equity	$8,534,932	$10,656,060

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31
	2013	2012
	Unaudited	Unaudited

Revenues	$3,248,047	$3,322,695

Cost of Revenues	1,653,034	1,457,181

Gross Profit	1,595,013	1,865,514

Product Royalty Income	37,462	34,175

Operating Expenses
Salaries and wages	579,140	511,016
Commissions and consulting expenses	123,173	135,784
Professional fees	364,595	242,001
Advertising and marketing	326,637	231,389
Office rent and expenses	73,403	78,332
Research and development costs	288,858	265,462
General and administrative expenses	541,173	519,217
Depreciation	94,026	107,343
Total operating expenses	2,391,005	2,090,544

Loss from Operations	(758,530)	(190,855)

Other Income
Interest and other income, net	3,789	17,763
Total other income	3,789	17,763

Loss Before Income Taxes	(754,741)	(173,092)

Income Taxes	-	960

Net Loss Available to Common Shareholders	$(754,741)	$(174,052)

Net Loss per Common Share
Basic	$(0.14)	$(0.03)
Diluted	$(0.14)	$(0.03)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623
Diluted	5,200,623	5,200,623

Comprehensive Loss
Net Ioss	$(754,741)	$(174,052)
Other comprehensive income (loss), net of $-0- deferred income taxes	-	-
Foreign currency translation	(115,425)	128,309

Total Comprehensive Loss	$(870,166)	$(45,743)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2013

						Accumulated	Retained
						Other	Earnings
	Preferred Stock A		Common Stock		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Deficit)	Total

Balance, January 1, 2013	120,000	$3,000	5,200,643	130,008	$7,302,352	$164,235	$65,190	$7,664,785

Net loss	-	-	-	-	-	-	(754,741)	(754,741)

Foreign currency translation adjustment	-	-	-	-	-	(115,425)	-	(115,425)

Balance, March 31, 2013	120,000	$3,000	5,200,643	130,008	$7,302,352	$48,810	$(689,551)	$6,794,619

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities
Net loss	$(754,741)	$(174,052)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	94,026	107,343
Deferred income taxes	(560)	411
Stock-based compensation	-	10,325
Bad debts	7,787	-
(Gain) loss on sale of property and equipment	(2,844)	4,450
(Increase) decrease in:
Accounts receivable	1,221,521	1,242,957
Inventory	721,734	61,157
Payments in advance	32,550	(64,305)
Prepaid expenses and other current assets	169,940	256,188
Income tax refunds receivable	-	(1,990)
Deposits	2,418	(623)
Increase (decrease) in:
Accounts payable and accrued expenses	(982,143)	(699,819)
Income taxes payable	(1,499)	(148,000)
Net cash provided by operating activities	508,189	594,042

Cash flows from investing activities
Capital expenditures	(30,265)	(14,121)
Proceeds from sale of property and equipment	2,844	5,253
Increase in short-term investments, net	(119)	(153)
Net cash used in investing activities	(27,540)	(9,021)

Cash flows from financing activities
Repayments of short-term loan, net	(266,760)	(264,433)
Net cash used in financing activities	(266,760)	(264,433)

Effect of exchange rates on cash and cash equivalents	(41,021)	65,609

Net increase in cash and cash equivalents	172,868	386,197

Cash and cash equivalents - beginning of quarter	667,671	1,084,806

Cash and cash equivalents - end of quarter	$840,539	$1,471,003
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,033	$3,637
Cash paid for income taxes	$1,499	$960

Other noncash investing and financing activities Common stock issued for services	$-	$10,325

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2012 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission. The consolidated balance sheet as of March 31, 2013 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2013 and 2012, changes in stockholders’ equity for the three months ended March 31, 2013, cash flows for the three months ended March 31, 2013 and 2012, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2013 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the three months ended March 31, 2013.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2013 was zero. There was no impairment of intangible assets at March 31, 2013.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $94,316 over an 11 month period at an APR of 2.647% .

Note 5- Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2013, the Company has no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2013, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

Note 7 - Litigation

In the ordinary course of business, the Company is involved in various legal proceedings involving product liability and personal injury and intellectual property litigation. The Company is insured against loss for certain of these matters. The Company will record contingent liabilities resulting from asserted and unasserted claims against it when it is probable that the liability has been incurred and the amount of the loss is reasonably estimable. The Company will disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. While the outcome of currently pending litigation is not yet determinable, the ultimate exposure with respect to these matters cannot be ascertained. However, based on the information currently available to the Company, the Company does not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on the financial condition, results of operations, liquidity or cash flows of the Company.

Note 8 – Subsequent Events

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
  “NZD” are to the legal currency of New Zealand;
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
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States;
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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

The following table summarizes the results of our operations during the three-month periods ended March 31, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$3,248,047	$3,322,695	$(74,648)	-2%
COST OF REVENUES	1,653,034	1,457,181	$195,853	13%
GROSS PROFIT	1,595,013	1,865,514	$(270,501)	-15%
PRODUCT ROYALTY INCOME	37,462	34,175	$3,287	10%
OPERATING EXPENSES
Salaries and Wages	579,140	511,016	$68,124	13%
Commissions and Consulting	123,173	135,784	$(12,611)	-9%
Professional Fees	364,595	242,001	$122,594	51%
Advertising and Marketing	326,637	231,389	$95,248	41%
Office Rent and Expenses	73,403	78,332	$(4,929)	-6%
Research and Development Costs	288,858	265,462	$23,396	9%
General and Administrative	541,173	519,217	$21,956	4%
Depreciation	94,026	107,343	$(13,317)	-12%
Total Operating Expenses	2,391,005	2,090,544	$300,461	14%
LOSS FROM OPERATIONS	(758,530)	(190,855)	$(567,675)	297%
Other Income	3,789	17,763	$(13,974)	-79%
LOSS BEFORE INCOME TAXES	(754,741)	(173,092)	$(581,649)	336%
Income Taxes	-	960	$(960)	-100%
NET LOSS	$(754,741)	$(174,052)	$(580,689)	334%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body protection and other products, parts and accessories both in the United States and internationally. For the three months ended December 31, 2012 and 2011, revenues associated with international customers were $1.75 million and $1.84 million, or 36% and 35% of revenues, respectively. Revenues for the three months ended March 31, 2013 were $3.2 million, a 2% decrease, compared to revenues of $3.3 million for the quarter ended March 31, 2012. This decrease in revenues is attributable to a $0.76 million decrease in brace sales, which was partially offset by a $0.67 million increase in body protection sales during the period ended March 31, 2013.

The following table sets forth our revenues by product line for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	% of	2012	% of
		Revenues		Revenues
Braces	$1,817,374	56%	$2,573,043	77%
Body Protection	1,230,215	38%	560,637	17%
Other Products, Parts and Accessories	200,458	6%	189,015	6%
	$3,248,047	100%	$3,322,695	100%

Sales of our flagship Brace accounted for $1,817,374 and $2,573,043, or 56% and 77% of our revenues for the three-month periods ending March 31, 2013 and 2012, respectively. In the United States the decrease in Brace revenues was due to our decision to lower the price on certain older brace models in order to move inventory and make space for our newer models moving forward. We are cautiously optimistic that with unemployment dropping and construction trade improving in the United States, market conditions should improve. The decrease in Brace sales to the Company’s international customers was primarily due to a lower volume of Brace orders from our European distributors that account for 30% of worldwide revenues. Abnormally adverse weather conditions experienced in Europe in the first quarter of 2013 also contributed to a decline in sales as potential customers engaged in less outdoor sports. While the United States and Australasian economies are improving, Europe remains cautious and our distributors there are stocking less as a result of lower consumer confidence. However, we have identified emerging markets where we believe there is further growth potential for sales of our flagship Brace.

Our Body Protection products are comprised of chest protectors, full body protectors, body protection vests, back protectors, knee and elbow guards. Body Protection sales accounted for $1,230,215 and $560,637 or 38% and 17% of our revenues for the three-month periods ending March 31, 2013 and 2012, respectively. The 119% increase in Body Protection revenues was primarily due to a 155% increase in the volume of Body Protection products sold during the 2013 period over such products sold during the 2012 period. We believe that this increase in sales volume is attributable to our ongoing advertising campaign promoting the Company’s new range of products and the continued worldwide market acceptance of the Company's widened Body Protection product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $200,458 and $189,015 or 6% and 6% of our revenues for the quarters ending March 31, 2013 and 2012, respectively. The increase in our Other Products, Parts and Accessories is primarily due to increased sales of our hydration and cooling products during the 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2013 and 2012 were $1.7 million and $1.5 million, respectively. Gross Profit for the quarters ended March 31, 2013 and 2012 were $1.6 million and $1.9 million, respectively, or 49% and 56% of revenues respectively. Approximately 60% of the decrease in gross profit margin was due to the inclusion of more body protection products and less braces in our sales mix during the 2013 period as compared to the 2012 period. The remaining 40% of the decrease is due to our decision to lower the price on certain older brace models as discussed above, as well as additional freight and carriage costs incurred as a result of delivering orders directly to our customer’s premises as an incentive to increase customer order volumes. Our Body Protection products continue to generate a lower gross margin than do Brace products, and they represent 38% of the total company sales in the first quarter of 2013, as compared to 17% in the first quarter of 2012. Our management continues to evaluate all possible measures in order to decrease the cost of the Company’s revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the three months ended March 31, 2013 and 2012 were $37,462 and $34,175, respectively. The 10% increase in product royalty income is due to increased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2013 and 2012 were $579,140 and $511,016, respectively. This 13% increase in salaries and wages is primarily due to the employment of additional European sales and US sales and operations staff.

Commissions and Consulting Expense – During the quarters ended March 31, 2013 and 2012, commissions and consulting expenses were $123,173 and $135,784, respectively. This 9% decrease in commissions and consulting expenses is primarily due to decreased spending on financial system consulting.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2013 and 2012 were $364,595 and $242,001, respectively. This 51% increase in professional fees is primarily due to the effect of increased spending on product liability litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the quarters ended March 31, 2013 and 2012 were $326,637 and $231,389, respectively. The 41% increase in advertising and marketing expenditures during the 2013 period is primarily due to an advertising campaign developed to promote the Company’s new range of products and stimulate brace sales.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2013 and 2012 were $73,403 and $78,332, respectively. The 6% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2013 and 2012, increased to $288,858 from $265,462, respectively. The 9% increase in research and development costs is a result of the employment of additional product development staff as the Company continues to widen its product range.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2013 and 2012 were $541,173 and $519,217, respectively. The 4% increase in general and administrative expenses is primarily as a result of increased product liability insurance premium costs.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2013 and 2012 were $94,026 and $107,343, respectively. This 12% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $300,461 in the three months ended March 31, 2013, or 14%, compared to $2,090,544 in the 2012 period. This increase is primarily due to increased advertising and marketing expenses as well as increased professional fees relating to product liability litigation compared to the 2012 period.

Net loss –The net loss after income taxes for the quarter ended March 31, 2013 was $754,741 up from the net loss after income taxes of $174,052 for the quarter ended March 31, 2012. This increase in net loss is primarily due to the increased cost of revenues and operating costs discussed above.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents of $0.8 million and $0.3 million of short term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31
	2013	2012
Net cash provided by operating activities	$485,336	$594,042
Net cash used in investing activities	$(4,717)	$(9,021)
Net cash used in financing activities	$(266,760)	$(264,433)
Effect of exchange rate changes on cash and cash equivalents	$(41,021)	$65,609
Net increase in cash and cash equivalents	$172,868	$386,197
Cash and cash equivalents at the beginning of period	$667,671	$1,084,806
Cash and cash equivalents at the end of period	$840,539	$1,471,003

Cash increased by $172,868, or 26%, for the three months ended March 31, 2013. The primary sources of cash for the three months ended March 31, 2013 were decreased accounts receivables and inventories. The primary use of cash for the three months ended March 31, 2013 was a net loss of $754,741 and decreased accounts payable. As of March 31, 2013, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 10, 2012, between the Company and AFCO Acceptance Corporation “AFCO”, we are obligated to pay to AFCO an aggregate sum of $1,023,880.97 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As at March 31, 2013, the Company had not defaulted on its payment obligations under this agreement.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2012. We have not adopted any accounting policies since December 31, 2012 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, as of and for the year ended December 31, 2012 included in our annual report on Form 10-K filed for the period, as well as the notes in this Form 10-Q.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the quarters ended March 31, 2013 and 2012.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The standard was effective for the Company in the first quarter of fiscal year 2013. As this standard impacts presentation only, the adoption did not have any impact on the Company’s consolidated financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

As of March 31, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings CC, including patents covering the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, and demanding that Atlas should cease and desist the manufacture, use, offer for sale and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for declaratory judgment against the Company in the U.S. District Court for the Central District of California, claiming that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has no right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court responding to Atlas’ declaratory judgment complaint and filed counterclaims (with Xceed) against Atlas for patent infringement. Atlas thereafter filed an Amended Complaint asserting affirmative claims alleging that Leatt, among other things, tortiously interfered with contractual relationships and prospective contractual relationships based on certain alleged statements made by Leatt employees. Leatt filed a motion to dismiss those claims, which the Court granted, in part, and denied in part. Leatt’s response to this Amended Complaint is Monday, May 6, 2013. The Company believes that Atlas’ case is without merit, and that Leatt (and Xceed’s) claims of patent infringement against Atlas have merit.

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

On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death, including but not limited to hospital, medical, burial expenses and damages due to loss of love, companionship, assistance, protection, society, affection, care and comfort. The case was timely removed to federal court. Trial is currently scheduled to commence May 27, 2014. The Company believes that the lawsuit is without merit and is vigorously defending itself.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K on March 28, 2013.

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
_________________________
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

Date: May 14, 2013	LEATT CORPORATION

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
______________________________
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