Form 10-Q
period 2013-06-30
Leatt Corp
filed 2013-08-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended June 30, 2013

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR SIX MONTHS ENDED JUNE 30, 2013 AND 2012

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Loss	3
Consolidated Statement of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 7

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30 2013	December 31 2012
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$631,420	$667,671
Short-term investments	311,495	311,263
Accounts receivable	2,798,478	3,532,811
Inventory	3,305,045	3,770,932
Payments in advance	120,579	168,710
Deferred tax asset	47,000	47,000
Prepaid expenses and other current assets	352,961	874,113
Total current assets	7,566,978	9,372,500

Property and equipment, net	874,270	1,127,707

Other Assets
Deposits	41,622	44,495
Intangible assets	95,615	111,358
Total other assets	137,237	155,853

Total Assets	$8,578,485	$10,656,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,062,801	$2,000,554
Income taxes payable	113,501	115,000
Short term loan, net of finance charges	307,908	837,721
Total current liabilities	2,484,210	2,953,275

Deferred tax liabilities	37,029	38,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,302,352	7,302,352
Accumulated other comprehensive income (loss)	(52,299)	164,235
Retained earnings (accumulated deficit)	(1,325,815)	65,190
Total stockholders' equity	6,057,246	7,664,785

Total Liabilities and Stockholders' Equity	$8,578,485	$10,656,060

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$3,616,598	$4,469,733	$6,864,645	$7,792,428

Cost of Revenues	1,830,720	1,941,179	3,483,754	3,398,360

Gross Profit	1,785,878	2,528,554	3,380,891	4,394,068

Product Royalty Income	142,224	39,258	179,686	73,433

Operating Expenses
Salaries and wages	552,501	555,524	1,131,641	1,066,540
Commissions and consulting expenses	159,996	111,392	283,169	248,070
Professional fees	451,516	311,751	816,111	553,752
Advertising and marketing	403,688	307,691	730,325	539,080
Office rent and expenses	59,411	62,001	132,814	140,333
Research and development costs	276,747	255,993	565,605	521,455
Bad debt expense (recovery)	-	(123,838)	-	(123,838)
General and administrative expenses	559,511	527,920	1,100,684	1,046,243
Depreciation	97,429	108,551	191,455	215,894
Total operating expenses	2,560,799	2,116,985	4,951,804	4,207,529

Income (Loss) from Operations	(632,697)	450,827	(1,391,227)	259,972

Other Income
Interest and other income, net	(2,647)	31,605	1,142	49,368
Total other income	(2,647)	31,605	1,142	49,368

Income (Loss) Before Income Taxes	(635,344)	482,432	(1,390,085)	309,340

Income Taxes	920	105,000	920	105,960

Net Income (Loss) Available to
Common Shareholders	$(636,264)	$377,432	$(1,391,005)	$203,380

Net Income (Loss) per Common Share
Basic	$(0.12)	$0.07	$(0.27)	$0.04
Diluted	$(0.12)	$0.07	$(0.27)	$0.04
Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623	5,200,623	5,200,623
Diluted	5,200,623	5,200,623	5,200,623	5,200,623

Comprehensive Income (Loss)
Net Income (Loss)	$(636,264)	$377,432	$(1,391,005)	$203,380
Other comprehensive income (loss), net of $-0- deferred income taxes
Foreign currency translation	(101,109)	(136,971)	(216,534)	(8,662)

Total Comprehensive Income (Loss)	$(737,373)	$240,461	$(1,607,539)	$194,718

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2013

						Accumulated	Retained
						Other	Earnings
	Preferred Stock A		Common Stock		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Deficit)	Total

Balance, January 1, 2013	120,000	$3,000	5,200,623	$130,008	$7,302,352	$164,235	$65,190	$7,664,785

Net loss	-	-	-	-	-	-	(1,391,005)	(1,391,005)

Foreign currency translation adjustment	-	-	-	-	-	(216,534)	-	(216,534)

Balance, June 30, 2013	120,000	$3,000	5,200,623	$130,008	$7,302,352	$(52,299)	$(1,325,815)	$6,057,246

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012

Cash flows from operating activities
Net income (loss)	$(1,391,005)	$203,380
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	191,455	215,894
Deferred income taxes	(971)	(132)
Stock-based compensation	-	10,325
(Gain) loss on sale of property and equipment	366	(5,706)
(Increase) decrease in:
Accounts receivable	734,333	516,933
Inventory	465,887	377,013
Payments in advance	48,131	34,709
Prepaid expenses and other current assets	521,152	518,341
Deposits	2,873	(30)
Increase (decrease) in:
Accounts payable and accrued expenses	62,247	(904,196)
Income taxes payable	(1,499)	(44,991)
Customer deposits	-	(265)
Net cash provided by operating activities	632,969	921,275

Cash flows from investing activities
Capital expenditures	(51,316)	(94,201)
Proceeds from sale of property and equipment	2,844	5,706
Increase in short-term investments, net	(232)	(387)
Net cash used in investing activities	(48,704)	(88,882)

Cash flows from financing activities
Repayments of short-term loan, net	(529,813)	(528,866)
Net cash used in financing activities	(529,813)	(528,866)

Effect of exchange rates on cash and cash equivalents	(90,703)	11,189

Net (decrease) increase in cash and cash equivalents	(36,251)	314,716

Cash and cash equivalents - beginning of period	667,671	1,084,806

Cash and cash equivalents - end of period	$631,420	$1,399,522
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,994	$27
Cash paid for income taxes	$2,419	$960

Other noncash investing and financing activities
Common stock issued for services	$-	$10,325

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2012 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2013. The consolidated balance sheet as of June 30, 2013 and the consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2013 and 2012, changes in stockholders’ equity for the six months ended June 30, 2013, cash flows for the six months ended June 30, 2013 and 2012, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2013 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 – Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the six months ended June 30, 2013.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2013 was zero. There was no impairment of intangible assets at June 30, 2013.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2013, the Company has no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months and six months ended June 30, 2013, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

Note 7 – Litigation

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

Note 8 – Reclassifications

Certain reclassifications have been made to previously reported financial statement amounts to conform with the current year presentation.

Note 9 – Subsequent Events

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and six month periods ended June 30, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

The following table summarizes the results of our operations during the quarters ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$3,616,598	$4,469,733	$(853,135)	-19%
COST OF REVENUES	1,830,720	1,941,179	$(110,459)	-6%
GROSS PROFIT	1,785,878	2,528,554	$(742,676)	-29%
PRODUCT ROYALTY INCOME	142,224	39,258	$102,966	262%
OPERATING EXPENSES
Salaries and Wages	552,501	555,524	$(3,023)	-1%
Commissions and Consulting	159,996	111,392	$48,604	44%
Professional Fees	451,516	311,751	$139,765	45%
Advertising and Marketing	403,688	307,691	$95,997	31%
Office Rent and Expenses	59,411	62,001	$(2,590)	-4%
Research and Development Costs	276,747	255,993	$20,754	8%
General and Administrative	559,511	527,920	$31,591	6%
Bad debt expense (recovery)	-	(123,838)	$123,838	-100%
Depreciation	97,429	108,551	$(11,122)	-10%
Total Operating Expenses	2,560,799	2,116,985	$443,814	21%
INCOME (LOSS) FROM OPERATIONS	(632,697)	450,827	$(1,083,524)	-240%
Other Income (Expenses)	(2,647)	31,605	$(34,252)	-108%
INCOME (LOSS) FROM OPERATIONS	(635,344)	482,432	$(1,117,776)	-232%
Income Taxes	920	105,000	$(104,080)	-99%
NET INCOME (LOSS)	$(636,264)	$377,432	$(1,013,696)	-269%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body armor and other products, parts and accessories both in the United States and internationally. For the three months ended June 30, 2013 and 2012, revenues associated with international customers were $2.23 million and $2.88 million, or 62% and 64% of revenues, respectively. Revenues for the three months ended June 30, 2013 were $3.61 million, a 19% decrease, compared to revenues of $4.47 million for the quarter ended June 30, 2012. This decrease in revenues is attributable to a $1.58 million decrease in brace sales, which was partially offset by a $0.77 million increase in body armor sales during the period ended June 30, 2013.

The following table sets forth our revenues by product line for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	% of	2012	% of
		Revenues		Revenues
Braces	$1,763,513	49%	$3,346,795	75%
Body Armor	1,655,351	46%	883,462	20%
Other Products, Parts and Accessories	197,734	5%	239,476	5%
	$3,616,598	100%	$4,469,733	100%

Sales of our flagship Brace accounted for $1.76 million and $3.35 million, or 49% and 75% of our revenues for the quarters ending June 30, 2013 and 2012, respectively. In the United States the decrease in Brace revenues was primarily due to increased dealer inventory levels as a result of a colder than normal spring season which resulted in decreased sales at the dealer level. Additionally, the Company has changed its bicycle distribution partner in the United States during the 2013 period due to ongoing performance issues, resulting in an interruption in sales there during the period.

Decreased Brace sales through the Company’s OEM partners accounted for 30% of the decrease in Brace sales for the period ended June 30, 2013. The decrease in Brace sales to the Company’s international customers was primarily due to a lower volume of Brace orders from our European distributors that usually account for approximately 30% of worldwide revenues. Abnormally adverse weather conditions experienced in Europe in the first quarter of 2013 contributed to this decline in sales as potential customers engaged in less outdoor sports.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee and elbow guards. Body armor sales accounted for $1.66 million and $0.88 million or 46% and 20% of our revenues for the quarters ending June 30, 2013 and 2012, respectively. The 87% increase in Body armor revenues was primarily due to a 103% increase in the volume of Body armor products sold during the 2013 period over such products sold during the 2012 period. We believe that this increase in sales volume is attributable to the continued worldwide market acceptance of the Company's widened Body armor product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.20 million and $0.24 million or 5% and 5% of our revenues for the quarters ending June 30, 2013 and 2012, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to decreased sales of our aftermarket support products during the 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2013 and 2012 were $1.83 million and $1.94 million, respectively. Gross Profit for the quarters ended June 30, 2013 and 2012 were $1.76 million and $2.53 million, respectively, or 49% and 57% of revenues respectively. The decrease in gross profit margin was primarily due to the inclusion of more Body armor products and less Braces in our sales mix during the 2013 period, as compared to the 2012 period. Our Body armor products continue to generate a lower gross margin than do Brace products, and they represent 46% of the total Company sales in the second quarter of 2013, as compared to 20% in the second quarter of 2012. Our management continues to evaluate all possible measures in order to decrease the cost of the Company’s revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the three months ended June 30, 2013 and 2012 were $142,224 and $39,258, respectively. The 262% increase in product royalty income is due to increased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2013 and 2012 were $552,501 and $555,524, respectively. Salaries and wages for the quarter ended June 30, 2013 were thus in line with the prior period.

Commissions and Consulting Expense – During the quarters ended June 30, 2013 and 2012, commissions and consulting expenses were $159,996 and $111,392, respectively. This 44% increase in commissions and consulting expenses is primarily due to increased spending on investor relations activities which are included in consulting expenses.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection, product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2013 and 2012 were $451,516 and $311,751, respectively. This 45% increase in professional fees is primarily due to the effect of increased spending on product liability litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and we sponsor a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2013 and 2012 were $403,688 and $307,691, respectively. The 31% increase in advertising and marketing expenditures during the 2013 period is primarily due to advertising and event sponsorship campaigns developed to promote the Company’s growing range of products and to stimulate brace sales in future quarters.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2013 and 2012 were $59,411 and $62,001, respectively. The 4% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended June 30, 2013 and 2012, increased to $276,747, from $255,993, respectively. The 8% increase in research and development costs is a result of the employment of additional product development staff that were employed to develop the Company’s growing product range further.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2013 and 2012 were $559,511 and $527,920, respectively. The 6% increase in general and administrative expenses is primarily as a result of increased product liability insurance premium costs.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended June 30, 2013 and 2012 were $0 and ($123,838) respectively. This 100% decrease in Bad Debt Expense (Recovery) is due to the fact that there were no bad debts recovered for the quarter ended June 30, 2013.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2013 and 2012 were $97,429 and $108,551, respectively. This 10% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $443,814 to $2,560,799 in the three months ended June 30, 2013, or 21%, compared to $2,116,985 in the 2012 period. This increase is primarily due to increased professional fees relating to product liability litigation, as well as increased advertising and marketing expenses incurred to stimulate revenues. Additionally, the Company recovered a bad debt in the prior year.

Net loss – The net loss after income taxes for the quarter ended June 30, 2013 was $636,264 as opposed to net income after income taxes of $377,432 for the quarter ended June 30, 2012. This increase in net loss is primarily due to the decreased revenues and gross profit, as well as increased operating costs discussed above.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

The following table summarizes the results of our operations during the six-month periods ended June 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$6,864,645	$7,792,428	$(927,783)	-12%
COST OF REVENUES	3,483,754	3,398,360	$85,394	3%
GROSS PROFIT	3,380,891	4,394,068	$(1,013,177)	-23%
PRODUCT ROYALTY INCOME	179,686	73,433	$106,253	145%
OPERATING EXPENSES
Salaries and Wages	1,131,641	1,066,540	$65,101	6%
Commissions and Consulting	283,169	248,070	$35,099	14%
Professional Fees	816,111	553,752	$262,359	47%
Advertising and Marketing	730,325	539,080	$191,245	35%
Office Rent and Expenses	132,814	140,333	$(7,519)	-5%
Research and Development Costs	565,605	521,455	$44,150	8%
General and Administrative	1,100,684	1,046,243	$54,441	5%
Bad debt expense (recovery)	-	(123,838)	$123,838	-100%
Depreciation	191,455	215,894	$(24,439)	-11%
Total Operating Expenses	4,951,804	4,207,529	$744,275	18%
INCOME FROM OPERATIONS	(1,391,227)	259,972	$(1,651,199)	-635%
Other Income (Expenses)	1,142	49,368	$(48,226)	-98%
INCOME (LOSS) FROM OPERATIONS	(1,390,085)	309,340	$(1,699,425)	-549%
Income Taxes	920	105,960	$(105,040)	-99%
NET INCOME (LOSS)	(1,391,005)	203,380	$(1,594,385)	-784%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body armor and other products, parts and accessories both in the United States and internationally. For the six months ended June 30, 2013 and 2012, revenues associated with international customers were $3.98 million and $4.72 million, or 58% and 61% of revenues, respectively. Revenues for the six months ended June 30, 2013 were $6.86 million, a 12% decrease, compared to revenues of $7.79 million for the six month period ended June 30, 2012. This decrease in revenues is attributable to a $2.34 million decrease in brace sales, which was partially offset by a $1.42 million increase in body armor sales during the period ended June 30, 2013.

The following table sets forth our revenues by product line for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	% of	2012	% of
		Revenues		Revenues
Braces	$3,580,887	52%	$5,919,838	76%
Body Armor	2,886,621	42%	1,444,099	19%
Other Products, Parts and Accessories	397,137	6%	428,491	5%
	$6,864,645	100%	$7,792,428	100%

Sales of our flagship Brace accounted for $3.58 million and $5.92 million, or 52% and 76% of our revenues for the six month periods ending June 30, 2013 and 2012, respectively. In the United States, the decrease in Brace revenues was due to increased dealer inventory levels as a result of our decision to lower the price on certain brace models in previous periods to make space for newer models in future periods. This situation was compounded by a colder than normal spring season during the 2013 period which resulted in decreased sales at the dealer level. Additionally, the Company has changed its bicycle distribution partner in the United States during the 2013 period due to ongoing performance issues, resulting in an interruption in sales there during the period. We are cautiously optimistic that with the construction trade improving in the United States and our restructuring of our bicycle distribution network, market conditions should improve.

Decreased Brace sales through the Company’s OEM partners accounted for 21% of the decrease in Brace sales for the period ended June 30, 2013. The decrease in Brace sale to the Company’s international customers was primarily due to a lower volume of Brace orders from our European distributors that usually account for approximately 30% of worldwide revenues. Abnormally adverse weather conditions experienced in Europe in the first quarter of 2013 contributed to this decline in sales as potential customers engaged in less outdoor sports. While the United States economy appears to be improving slowly, Europe remains cautious and our distributors there are stocking less as a result of lower consumer confidence. However, we have identified new markets where we believe there is further growth potential for sales of our flagship Brace and continue to develop the Brace to increase demand in our core markets and geographical areas.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee and elbow guards. Body Armor sales accounted for $2.89 million and $1.44 million or 42% and 19% of our revenues for the six-month periods ending June 30, 2013 and 2012, respectively. The 100% increase in Body Armor revenues was primarily due to a 122% increase in the volume of Body armor products sold during the 2013 period over such products sold during the 2012 period. We believe that this increase in sales volume is attributable to our ongoing advertising and product sponsorship campaigns designed to promote the Company’s new range of products and the continued worldwide market acceptance of the Company's widened Body Armor product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $397,137 and $428,491 or 6% and 5% of our revenues for the quarters ending June 30, 2013 and 2012, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to a decrease in sales of our aftermarket support items during the 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the six month periods ended June 30, 2013 and 2012 were $3.5 million and $3.4 million, respectively. Gross Profit for the six month periods ended June 30, 2013 and 2012 were $3.4 million and $4.4 million, respectively, or 49% and 56% of revenues respectively. The decrease in gross profit margin was primarily due to the inclusion of more body armor products and less braces in our sales mix during the 2013 period, as compared to the 2012 period. Additionally, our decision to lower the price on certain older brace models as discussed above, as well as additional freight and carriage costs incurred as a result of delivering orders directly to our customer’s premises as an incentive to increase customer order volumes contributed to this decrease. Our Body armor products continue to generate a lower gross margin than do Brace products, and they represent 42% of the total Company sales in the six months ended June 30, 2013, as compared to 19% in the six months ended June 30, 2012. Our management continues to evaluate all possible measures in order to decrease the cost of the Company’s revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six months ended June 30, 2013 and 2012 were $179,686 and $73,433, respectively. The 145% increase in product royalty income is due to increased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2013 and 2012 were $1,131,641 and $1,066,540, respectively. This 6% increase in salaries and wages is primarily due to the employment of additional European sales and US sales and operations staff.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2013 and 2012, commissions and consulting expenses were $283,169 and $248,070, respectively. This 14% increase in commissions and consulting expenses is primarily due to increased spending on investor relations activities which are included in consulting expenses.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2013 and 2012 were $816,111 and $553,752, respectively. This 47% increase in professional fees is primarily due to the effect of increased spending on product liability litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the six-month periods ended June 30, 2013 and 2012 were $730,325 and $539,080, respectively. The 35% increase in advertising and marketing expenditures during the 2013 period is primarily due to advertising and event sponsorship campaigns, as well as new product sponsorship programs developed to promote the Company’s growing range of products and to stimulate brace sales in future quarters.

Office Rent and Expenses – Office rent and expenses for the six-month periods ended June 30, 2013 and 2012 were $132,814 and $140,333, respectively. The 5% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven, our US subsidiary.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2013 and 2012, increased to $565,605 from $521,455, respectively. The 8% increase in research and development costs is a result of the employment of additional product development staff employed to further develop the Company’s product range.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the six-month periods ended June 30, 2013 and 2012 were $0 and ($123,838) respectively. This 100% decrease in Bad Debt Expense (Recovery) is due to the fact that there were no bad debts recovered for the period ended June 30, 2013.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2013 and 2012 were $1,100,684 and $1,046,243, respectively. The 5% increase in general and administrative expenses is primarily as a result of increased product liability insurance premium costs.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2013 and 2012 were $191,455 and $215,894, respectively. This 11% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $744,275 to $4,951,804 in the six months ended June 30, 2013, or 18%, compared to $4,207,529 in the 2012 period. This increase is primarily due to increased professional fees relating to product liability litigation, as well as increased advertising and marketing expenses incurred to stimulate revenues. Additionally, the company recovered a bad debt in the prior year.

Net loss –The net loss after income taxes for the six-month period ended June 30, 2013 was $1,391,005 as opposed to net income after income taxes of $203,380 for the six-month period ended June 30, 2012. This increase in net loss is primarily due to the decreased revenues and gross profit, as well as increased operating costs discussed above.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents of $0.63 million and $0.31 million of short term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2013	2012
Net cash provided by operating activities	$632,969	$921,275
Net cash used in investing activities	$(48,704)	$(88,882)
Net cash used in financing activities	$(529,813)	$(528,866)
Effect of exchange rate changes on cash and cash equivalents	$(90,703)	$11,189
Net (decrease) increase in cash and cash equivalents	$(36,251)	$314,716
Cash and cash equivalents at the beginning of period	$667,671	$1,084,806
Cash and cash equivalents at the end of period	$631,420	$1,399,522

Cash decreased by $36,251, or 5%, for the six months ended June 30, 2013. The primary sources of cash for the six months ended June 30, 2013 were decreased accounts receivables, inventories and prepaid expenses relating to product liability insurance premiums which in total accounted for $1,721,372 of cash generated by operating activities. The primary use of cash for the six months ended June 30, 2013 was a net loss of $1,391,005. As of June 30, 2013, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 10, 2012, between the Company and AFCO Acceptance Corporation “AFCO”, we are obligated to pay to AFCO an aggregate sum of $1,023,881 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As at June 30, 2013, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the periods ended June 30, 2013 and 2012.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the periods ended June 30, 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The standard was effective for the Company in the third quarter of fiscal year 2012. As this standard impacts presentation only, the adoption did not have any impact on the Company’s consolidated financial statements.

Other accounting pronouncements did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Inflation

Inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future. However, our management will closely monitor the price change in our industry and continually maintain effective cost control in operations.

Off-Balance Sheet Arrangements

As of June 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings CC, including patents covering the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, and demanding that Atlas should cease and desist the manufacture, use, offer for sale and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for declaratory judgment against the Company in the U.S. District Court for the Central District of California, claiming that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has no right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court responding to Atlas’ declaratory judgment complaint and filed counterclaims (with Xceed) against Atlas for patent infringement. Atlas thereafter filed an amended complaint asserting affirmative claims alleging that Leatt, among other things, tortiously interfered with contractual relationships and prospective contractual relationships based on certain alleged statements made by Leatt employees. A pre-trial hearing has been set for December 16, 2013. The Company believes that Atlas’ case is without merit, and that Leatt (and Xceed’s) claims of patent infringement against Atlas have merit.

On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking compensatory damages. A trial date has been set for March 24, 2014. The Company believes that the lawsuit is without merit and plans to vigorously defend itself.

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

On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death and other relief. The case was timely removed to federal court. Trial is currently scheduled to commence May 27, 2014. The Company believes that the lawsuit is without merit and is vigorously defending itself.

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

Date: August 14, 2013	LEATT CORPORATION

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