Form 10-Q
period 2013-09-30
Leatt Corp
filed 2013-11-08
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2013 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended September 30, 2013

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2013	December 31 2012
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$369,947	$667,671
Short-term investments	311,574	311,263
Accounts receivable	1,572,004	3,532,811
Inventory	3,537,828	3,770,932
Payments in advance	152,824	168,710
Deferred tax asset	300,785	47,000
Prepaid expenses and other current assets	135,773	874,113
Total current assets	6,380,735	9,372,500

Property and equipment, net	985,811	1,127,707

Other Assets
Deposits	22,134	44,495
Intangible assets	93,764	111,358
Total other assets	115,898	155,853

Total Assets	$7,482,444	$10,656,060

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,834,682	$2,000,554
Income taxes payable	113,501	115,000
Short term loan, net of finance charges	16,302	837,721
Total current liabilities	1,964,485	2,953,275

Deferred tax liabilities	36,915	38,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,302,352	7,302,352
Accumulated other comprehensive income (loss)	(59,570)	164,235
Retained earnings (accumulated deficit)	(1,894,746)	65,190
Total stockholders' equity	5,481,044	7,664,785

Total Liabilities and Stockholders' Equity	$7,482,444	$10,656,060

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2013	2012	2013	2012
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$2,243,598	$2,689,157	$9,108,243	$10,481,585

Cost of Revenues	1,071,522	1,317,056	4,555,276	4,715,416

Gross Profit	1,172,076	1,372,101	4,552,967	5,766,169

Product Royalty Income	105,328	82,729	285,014	156,162

Operating Expenses
Salaries and wages	508,641	547,144	1,640,282	1,613,684
Commissions and consulting expenses	142,866	122,987	426,035	371,057
Professional fees	197,672	310,696	1,013,783	864,448
Advertising and marketing	339,578	429,421	1,069,903	968,501
Office rent and expenses	62,528	66,015	195,342	206,348
Research and development costs	274,218	255,982	839,823	777,437
Bad debt expense (recovery)	-	(19,242)	-	(143,080)
General and administrative expenses	518,537	528,407	1,619,221	1,574,650
Depreciation	60,585	102,496	252,040	318,390
Total operating expenses	2,104,625	2,343,906	7,056,429	6,551,435

Loss from Operations	(827,221)	(889,076)	(2,218,448)	(629,104)

Other Income
Interest and other income, net	4,505	28,492	5,647	77,860
Total other income	4,505	28,492	5,647	77,860

Loss Before Income Taxes	(822,716)	(860,584)	(2,212,801)	(551,244)

Income Taxes	(253,785)	(105,000)	(252,865)	960

Net Loss Available to Common Shareholders	$(568,931)	$(755,584)	$(1,959,936)	$(552,204)

Net Loss per Common Share
Basic	$(0.11)	$(0.15)	$(0.38)	$(0.11)
Diluted	$(0.11)	$(0.15)	$(0.38)	$(0.11)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623	5,200,623	5,200,623
Diluted	5,200,623	5,200,623	5,200,623	5,200,623

Comprehensive Loss
Net Loss	$(568,931)	$(755,584)	$(1,959,936)	$(552,204)
Other comprehensive loss, net of $-0- deferred income taxes
Foreign currency translation	(7,271)	5,293	(223,805)	(3,369)

Total Comprehensive Loss	$(576,202)	$(750,291)	$(2,183,741)	$(555,573)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

						Accumulated	Retained
	Preferred Stock A		Common Stock		Additional	Other	Earnings
					Paid - In	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit)	Total

Balance, January 1, 2013	120,000	$3,000	5,200,623	$130,008	$7,302,352	$164,235	$65,190	$7,664,785

Net loss	-	-	-	-	-	-	(1,959,936)	(1,959,936)

Foreign currency translation adjustment	-	-	-	-	-	(223,805)	-	(223,805)

Balance, September 30, 2013	120,000	$3,000	5,200,623	$130,008	$7,302,352	$(59,570)	$(1,894,746)	$5,481,044

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	2013	2012

Cash flows from operating activities
Net loss	$(1,959,936)	$(552,204)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	252,040	318,390
Deferred income taxes	(254,870)	(161)
Stock-based compensation	-	10,325
Gain on sale of property and equipment	(2,844)	(7,851)
(Increase) decrease in:
Accounts receivable	1,960,807	1,158,051
Inventory	233,104	(766,550)
Payments in advance	15,886	48,894
Prepaid expenses and other current assets	738,340	782,293
Income tax refunds receivable	-	(1,991)
Deposits	22,361	(11,138)
Increase (decrease) in:
Accounts payable and accrued expenses	(165,872)	209,960
Income taxes payable	(1,499)	(148,000)
Customer deposits	-	(265)
Net cash provided by operating activities	837,517	1,039,753

Cash flows from investing activities
Capital expenditures	(236,131)	(94,201)
Proceeds from sale of property and equipment	2,844	7,851
Increase in short-term investments, net	(311)	(622)
Net cash used in investing activities	(233,598)	(86,972)

Cash flows from financing activities
Repayments of short-term loan, net	(821,419)	(617,010)
Net cash used in financing activities	(821,419)	(617,010)

Effect of exchange rates on cash and cash equivalents	(80,224)	(80,223)

Net (decrease) increase in cash and cash equivalents	(297,724)	255,548

Cash and cash equivalents - beginning of period	667,671	1,084,806

Cash and cash equivalents - end of period	$369,947	$1,340,354
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,995	$122
Cash paid for income taxes	$2,419	$960

Other noncash investing and financing activities
Common stock issued for services	$-	$10,325

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2012 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2013. The consolidated balance sheet as of September 30, 2013 and the consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2013 and 2012, changes in stockholders’ equity for the nine months ended September 30, 2013, cash flows for the nine months ended September 30, 2013 and 2012, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2013 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. There was no reserve for obsolescence for the nine months ended September 30, 2013.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2013 was zero. There was no impairment of intangible assets at September 30, 2013.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan was payable in monthly installments of $94,316 over eleven months with interest at an annual interest rate of 2.647% ..

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2013, the Company has no unrecognized tax benefits and the Company currently has no federal or state tax examinations in progress.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2013, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

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

Note 8 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

Pursuant to a Premium Financing Agreement, dated October 11, 2013, between the Company and AFCO Acceptance Corporation ("AFCO"), the Company is obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014.

On October 6, 2013, the Company entered into a confidential settlement agreement to resolve alleged patent infringement claims and counter claims, under which it will receive a series of payments over time that in the aggregate will not have a significant impact on the Company's financial position.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine month periods ended September 30, 2013 and 2012 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012

The following table summarizes the results of our operations during the quarters ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$2,243,598	$2,689,157	$(445,559)	-17%
COST OF REVENUES	1,071,522	1,317,056	$(245,534)	-19%
GROSS PROFIT	1,172,076	1,372,101	$(200,025)	-15%
PRODUCT ROYALTY INCOME	105,328	82,729	$22,599	27%
OPERATING EXPENSES
Salaries and Wages	508,641	547,144	$(38,503)	-7%
Commissions and Consulting	142,866	122,987	$19,879	16%
Professional Fees	197,672	310,696	$(113,024)	-36%
Advertising and Marketing	339,578	429,421	$(89,843)	-21%
Office Rent and Expenses	62,528	66,015	$(3,487)	-5%
Research and Development Costs	274,218	255,982	$18,236	7%
General and Administrative	518,537	528,407	$(9,870)	-2%
Bad debt expense (recovery)	-	(19,242)	$19,242	100%
Depreciation	60,585	102,496	$(41,911)	-41%
Total Operating Expenses	2,104,625	2,343,906	$(239,281)	-10%
LOSS FROM OPERATIONS	(827,221)	(889,076)	$61,855	7%
Other Income (Expenses)	4,505	28,492	$(23,987)	-84%
LOSS FROM OPERATIONS	(822,716)	(860,584)	$37,868	4%
Income Taxes	(253,785)	(105,000)	$148,785	142%
NET LOSS	$(568,931)	$(755,584)	$186,653	25%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body armor and other products, parts and accessories both in the United States and internationally. For the three months ended September 30, 2013 and 2012, revenues associated with international customers were $1.18 million and $1.26 million, or 53% and 47% of revenues, respectively. Revenues for the three months ended September 30, 2013 were $2.24 million, a 17% decrease, compared to revenues of $2.69 million for the quarter ended September 30, 2012. This decrease in revenues is attributable to a $0.60 million decrease in brace sales, which was partially offset by a $0.11 million increase in body armor sales during the period ended September 30, 2013.

The following table sets forth our revenues by product line for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	% of	2012	% of
		Revenues		Revenues
Braces	$1,321,626	59%	$1,920,786	71%
Body Armor	$719,929	32%	$614,206	23%
Other Products, Parts and Accessories	$202,043	9%	$154,164	6%
	$2,243,598	100%	$2,689,156	100%

Sales of our flagship Brace accounted for $1.32 million and $1.92 million, or 59% and 71% of our revenues for the quarters ended September 30, 2013 and 2012, respectively. The decrease in Brace revenues in the United States is primarily attributable to the continued impact of high dealer inventory in connection with the Company’s close out sales to dealers on certain brace models during the 2012 period, to make space for newer models in future periods. In addition, the Company changed its bicycle distribution partner in the United States during the 2013 period, resulting in an interruption in sales there as the Company restructures its bicycle distribution channel. This interruption accounted for 41% of the decrease in Brace revenues in the United States during the 2013 period.

The decrease in Brace sales to the Company’s international customers was primarily due to a lower volume of Brace deliveries to our Australasian distributors. During the quarter ended September 30, 2012, the Company delivered substantial stocking orders to these distributors. The Company expects to deliver these distributor’s 2013 stocking orders during the quarter ended December 31, 2013. This accounted for approximately 52% of the Company’s decrease in Brace revenues for the quarter ended September 30, 2013.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee and elbow guards. Body armor sales accounted for $0.7 million and $0.6 million or 32% and 23% of our revenues for the quarters ended September 30, 2013 and 2012, respectively. The 17% increase in Body armor revenues was primarily due to a 21% increase in the volume of Body armor products sold during the 2013 period over such products sold during the 2012 period.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.2 million and $0.15 million or 9% and 6% of our revenues for the quarters ended September 30, 2013 and 2012, respectively. The increase in our Other Products, Parts and Accessories is primarily due to increased sales of our hydration kits during the 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2013 and 2012 were $1.1 million and $1.3 million, respectively. Gross Profit for the quarters ended September 30, 2013 and 2012 were $1.2 million and $1.4 million, respectively, or 52% and 51% of revenues respectively. The increase in gross profit margin was primarily due to decreased shipping and freight costs despite the inclusion of more Body armor products and less Braces in our sales mix during the 2013 period, as compared to the 2012 period. Our Body armor products continue to generate a lower gross margin than do Brace products, and they represented 32% of the total Company sales in the third quarter of 2013, as compared to 23% in the third quarter of 2012.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2013 and 2012 were $105,328 and $82,729, respectively. The 27% increase in product royalty income is due to increased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2013 and 2012 were $508,641 and $547,144, respectively. This 7% decrease in salaries and wages was primarily due to a restructuring of the Company’s marketing department during the 2012 period.

Commissions and Consulting Expense – During the quarters ended September 30, 2013 and 2012, commissions and consulting expenses were $142,866 and $122,987, respectively. This 16% increase in commissions and consulting expenses is primarily due to increased spending on investor relations activities which are included in consulting expenses.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2013 and 2012 were $197,672 and $310,696, respectively. This 36% decrease in professional fees is primarily due to the decreased spending on product liability litigation as trial preparations were substantially completed in the prior quarter.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2013 and 2012 were $339,578 and $429,421, respectively. The 21% decrease in advertising and marketing expenditures during the 2013 period is primarily due to decreased spending on print advertising campaigns as the Company prepares for campaigns directed at selling its 2014 product line during the fourth quarter of 2013.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2013 and 2012 were $62,528 and $66,015, respectively. The 5% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven, our US subsidiary.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2013 and 2012, increased to $274,218, from $255,982, respectively. The 7% increase in research and development costs is a result of the employment of additional product development staff to continue to develop the Company’s widening product range.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2013 and 2012 were $518,537 and $528,407, respectively. The 2% decrease in general and administrative expenses is primarily as a result of increased product liability insurance premium costs that were partially offset by decreased spending on travel and related expenses.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended September 30, 2013 and 2012 were $0 and ($19,242) respectively. This 100% decrease in Bad Debt Expense (Recovery) is due to the fact that there were no bad debts recovered for the quarter ended September 30, 2013.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2013 and 2012 were $60,585 and $102,496, respectively. This 41% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses decreased by $239,281 to $2,104,625 in the three months ended September 30, 2013, or 10%, compared to $2,343,906 in the 2012 period. This decrease is primarily due to decreased professional fees relating to product liability litigation, as well as decreased advertising and marketing expenses.

Net loss – The net loss after income taxes for the quarter ended September 30, 2013 was $568,931 as opposed to net loss after income taxes of $755,584 for the quarter ended September 30, 2012. Despite the decreased Revenues discussed above, the loss from operations improved due to the marginal improvement in Gross Profit as a percentage of Revenues and the decrease in operating costs discussed. Additionally, income taxes decreased due to an income tax benefit arising from the carryback of the anticipated 2013 net operating loss to the extent allowable to 2011 and 2012.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$9,108,243	$10,481,585	$(1,373,342)	-13%
COST OF REVENUES	4,555,276	4,715,416	$(160,140)	-3%
GROSS PROFIT	4,552,967	5,766,169	$(1,213,202)	-21%
PRODUCT ROYALTY INCOME	285,014	156,162	$128,852	83%
OPERATING EXPENSES
Salaries and Wages	1,640,282	1,613,684	$26,598	2%
Commissions and Consulting	426,035	371,057	$54,978	15%
Professional Fees	1,013,783	864,448	$149,335	17%
Advertising and Marketing	1,069,903	968,501	$101,402	10%
Office Rent and Expenses	195,342	206,348	$(11,006)	-5%
Research and Development Costs	839,823	777,437	$62,386	8%
General and Administrative	1,619,221	1,574,650	$44,571	3%
Bad debt expense (recovery)	-	(143,080)	$143,080	-100%
Depreciation	252,040	318,390	$(66,350)	-21%
Total Operating Expenses	7,056,429	6,551,435	$504,994	8%
LOSS FROM OPERATIONS	(2,218,448)	(629,104)	$(1,589,344)	-253%
Other Income (Expenses)	5,647	77,860	$(72,213)	-93%
LOSS FROM OPERATIONS	(2,212,801)	(551,244)	$(1,661,557)	-301%
Income Taxes	(252,865)	960	$253,825	26440%
NET LOSS	$(1,959,936)	$(552,204)	$(1,407,732)	-255%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body armor and other products, parts and accessories both in the United States and internationally. For the nine months ended September 30, 2013 and 2012, revenues associated with international customers were $5.13 million and $5.98 million, or 56% and 57% of revenues, respectively. Revenues for the nine months ended September 30, 2013 were $9.11 million, a 13% decrease, compared to revenues of $10.48 million for the nine-month period ended September 30, 2012. This decrease in revenues is attributable to a $2.95 million decrease in Brace sales, which was partially offset by a $1.58 million increase in body armor sales during the nine month period ended September 30, 2013.

The following table sets forth our revenues by product line for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	% of	2012	% of
		Revenues		Revenues
Braces	4,873,332	54%	7,821,388	75%
Body Armor	3,635,921	40%	2,056,219	20%
Other Products, Parts and Accessories	598,990	6%	603,978	5%
	9,108,243	100%	10,481,585	100%

Sales of our flagship Brace accounted for $4.9 million and $7.8 million, or 54% and 75% of our revenues for the nine-month periods ended September 30, 2013 and 2012, respectively. The decrease in Brace revenues in the United States is primarily a result of our close out sales to dealers on certain brace models during the 2012 period to make space for newer models, resulting in increased dealer inventory. This situation was compounded by a colder than normal spring season during the 2013 period, which resulted in decreased sales at the dealer level. Additionally, the Company changed its bicycle distribution partner in the United States during the 2013 period, due to ongoing performance issues, resulting in an interruption in sales there during the period. This interruption accounted for 32% of the decrease in Brace revenues in the United States during the 2013 period. We are cautiously optimistic that revenues will improve with the introduction of our redesigned Brace product line in the United States in the fourth quarter of 2013 and with the restructuring of our bicycle distribution network.

The decrease in Brace sales to the Company’s international customers was primarily due to a lower volume of Brace orders from our European distributors that usually account for approximately 30% of worldwide revenues. Abnormally adverse weather conditions experienced in Europe in the first quarter of 2013 contributed to this decline in sales as potential customers engaged in less outdoor sports. A lower volume of Brace deliverables from our Australasian distributors during the third quarter of 2013 also contributed to decreased Brace sales, as compared to the 2012 period when the Company had delivered substantial stocking orders to these distributors. The Company expects to fill 2013 stocking orders, including our redesigned Brace product line, for our international distributors during the 2013 fourth quarter.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee and elbow guards. Body Armor sales accounted for $3.6 million and $2.1 million or 40% and 20% of our revenues for the nine-month periods ended September 30, 2013 and 2012, respectively. The 77% increase in Body Armor revenues was primarily due to a 93% increase in the volume of Body armor products sold during the 2013 period over such products sold during the 2012 period. We believe that this increase in sales volume is attributable to continued worldwide market acceptance of the Company's widened Body Armor product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.59 million and $0.60 million or 6% and 5% of our revenues for the quarters ended September 30, 2013 and 2012, respectively. The marginal decrease in our Other Products, Parts and Accessories is primarily due to a decrease in sales of our aftermarket support items during the 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2013 and 2012 were $4.6 million and $4.7 million, respectively. Gross Profit for the nine-month periods ended September 30, 2013 and 2012 were $4.6 million and $5.8 million, respectively, or 50% and 55% of revenues respectively. The decrease in gross profit margin was primarily due to the inclusion of more body armor products and less braces in our sales mix during the 2013 period, as compared to the 2012 period. Additionally, freight and carriage costs incurred as a result of delivering orders directly to our customer’s premises as an incentive to increase customer order volumes contributed to this decrease. Our Body armor products continue to generate a lower gross margin than do Brace products, and they represent 40% of the total Company sales in the nine months ended September 30, 2013, as compared to 20% in the nine months ended September 30, 2012. Our management continues to evaluate all possible measures in order to decrease the cost of the Company’s revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine months ended September 30, 2013 and 2012 were $285,014 and $156,162, respectively. The 83% increase in product royalty income is due to increased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the nine-month periods ended September 30, 2013 and 2012 were $1,640,282 and $1,613,684, respectively. This 2% increase in salaries and wages is primarily due to the employment of additional European sales and US sales and operations staff. This was partially offset by decreased salaries and wages as a result of a restructuring of the Company’s marketing department during the 2012 period.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2013 and 2012, commissions and consulting expenses were $426,035 and $371,057, respectively. This 15% increase in commissions and consulting expenses is primarily due to increased spending on investor relations activities which are included in consulting expenses.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2013 and 2012 were $1,013,783 and $864,448, respectively. This 17% increase in professional fees is primarily due to the effect of increased spending on product liability litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the nine-month periods ended September 30, 2013 and 2012 were $1,069,903 and $968,501, respectively. The 10% increase in advertising and marketing expenditures during the 2013 period is primarily due to advertising campaigns, as well as new product sponsorship programs developed to promote the Company’s growing range of body armor and Brace products and stimulate sales.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2013 and 2012 were $195,342 and $206,348, respectively. The 5% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven, our US subsidiary.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2013 and 2012, increased to $839,823 from $777,437, respectively. The 8% increase in research and development costs is a result of the employment of additional product development staff to further develop the Company’s growing product range.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the nine-month periods ended September 30, 2013 and 2012 were $0 and ($143,080) respectively. This 100% decrease in Bad Debt Expense (Recovery) is due to the fact that there were no bad debts recovered for the nine months ended September 30, 2013.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2013 and 2012 were $1,619,221 and $1,574,650, respectively. The 3% increase in general and administrative expenses is primarily as a result of increased product liability insurance premium costs.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2013 and 2012 were $252,040 and $318,390, respectively. This 21% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $504,994 to $7,056,429 in the nine months ended September 30, 2013, or 8%, compared to $6,551,435 in the 2012 period. This increase is primarily due to increased professional fees relating to product liability litigation, as well as increased advertising and marketing expenses incurred to stimulate revenues. Additionally, the company recovered a bad debt in the prior year.

Net loss –The net loss after income taxes for the nine-month period ended September 30, 2013 was $1,959,936 as compared to net loss after income taxes of $552,204 for same 2012 period. This increase in net loss is primarily due to the decreased revenues and gross profit, as well as increased operating costs discussed above, and the income tax benefit arising from the carryback of the anticipated 2013 net operating loss to the extent allowable to 2011 and 2012.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents of $0.4 million and $0.3 million of short term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2013	2012
Net cash provided by operating activities	$837,517	$1,039,753
Net cash used in investing activities	$(233,598)	$(86,972)
Net cash used in financing activities	$(821,419)	$(617,010)
Effect of exchange rate changes on cash and cash equivalents	$(80,224)	$(80,223)
Net (decrease) increase in cash and cash equivalents	$(297,724)	$255,548
Cash and cash equivalents at the beginning of period	$667,671	$1,084,806
Cash and cash equivalents at the end of period	$369,947	$1,340,354

Cash decreased by $297,724, or 45%, for the nine months ended September 30, 2013. The primary sources of cash for the nine months ended September 30, 2013 were decreased accounts receivables, inventories and prepaid expenses relating to product liability insurance premiums which in total accounted for $2,932,251 of cash generated by operating activities. The primary uses of cash for the nine months ended September 30, 2013 was a net loss of 1,959,936 and repayments of a short term loan amounting to $821,419. As of September 30, 2013, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, we pay Xceed Holdings 4% of all sales revenue billed and received by the Company, on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.

Pursuant to a Premium Finance Agreement, dated October 10, 2012, between the Company and AFCO Acceptance Corporation “AFCO,” we were obligated to pay to AFCO an aggregate sum of $1,023,881 in eleven payments of $94,316, at a 2.647% annual interest rate, commencing on November 1, 2012 and ending on September 1, 2013. As of September 30, 2013, the Company had repaid AFCO the entire balance due under the Premium Finance Agreement, and had entered into a new premium financing agreement, dated October 11, 2013, with them. Pursuant to the new agreement, the company is obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. There was no reserve for obsolescence for the periods ended September 30, 2013 and 2012.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the periods ended September 30, 2013 and 2012.

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

In July 2013, the FASB issued an accounting standard which provides for changes to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. These changes require an entity to present an unrecognized tax benefit as a liability in the financial statements if (i) a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or (ii) the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The standard is effective for the Company on January 1, 2014. Management has determined that the adoption of this standard will not have a significant impact on the Company's consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2013, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings CC, including patents covering the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, and demanding that Atlas should cease and desist the manufacture, use, offer for sale and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for declaratory judgment against the Company in the U.S. District Court for the Central District of California, claiming that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has no right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court responding to Atlas’ declaratory judgment complaint and filed counterclaims (with Xceed) against Atlas for patent infringement. On October 6 2013, Atlas and the Company reached a confidential settlement agreement which resulted in the dismissal of the action on October 24, 2013.

On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking compensatory damages. A trial date has been set for March 24, 2014 and discovery is still ongoing. The Company believes that the lawsuit is without merit and plans to vigorously defend itself.

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

In February 2012, a complaint was filed against the Company on behalf of a motorcycle rider in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged product liability claims in connection with injury allegedly suffered by the rider during an accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000, for compensatory and punitive damages together with interest and costs of bringing the action. Discovery has been completed and a trial date is set for April 8, 2014. The Company believes that the lawsuit is without merit and is vigorously defending itself.

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

On October 10, 2013, a lawsuit was filed against the Company and other defendants in the Portage County Court of Common Pleas, Ravenna, Ohio for alleged tort, product liability, personal injury, misrepresentation, consumer practices violation and punitive damages. The plaintiffs are seeking damages, together with interest and costs of bringing the action. The litigation is at an early stage and the Company is in the process of investigating the claim.

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

Date: November 8, 2013	LEATT CORPORATION

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