Form 10-K
period 2013-12-31
Leatt Corp
filed 2014-03-19
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]    No [X]

As of June 30, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $2,824,449. Shares of the registrant’s common stock held by each executive officer and director and each by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,200,623 outstanding as of March 12, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2013

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this annual report to:

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
  “Leatt USA” are to Leatt USA, LLC, is a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.22450 for its December 31, 2013 audited balance sheet.
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
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR10.4878 for its December 31, 2013 audited balance sheet;
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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 5 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the Moto R, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

Our Corporate History and Structure

We were incorporated in the State of Nevada on March 11, 2005 under the name Treadzone, Inc. Until March 2006, we were a shell company with little or no operations. Effective as of March 1, 2006, we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights.

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

On June 26, 2010, the Company established Leatt USA, LLC, a Nevada Limited Liability Company, as our wholly-owned subsidiary and for the purpose of holding our California subsidiary, Two Eleven Distribution. However, as of the date of this annual report the Company had not moved forward with its original plan and Leatt USA remains dormant.

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

Our Industry and Market Trends

Off-Road Motorcycle Market

Our products have their roots in the off-road motorcycle market. Our revolutionary neck brace was invented by Dr. Leatt to protect from catastrophic neck injuries after he witnessed the death of a fellow off-road motorcycle rider the weekend after his son’s riding debut. As a result, our original products target participants in off-road cycling activities such as BMX racing and downhill racing. According to a Racer X Illustrated magazine October 2013 reader survey, available at http://filterpubs.com/mediakit/Apparel/Apparel_PAGE2.html, approximately 49% of riders still do not own a neck brace for protection

The same RacerX survey shows that, as at October 2013, we had an approximately 63% market share for neck braces and 9.6% of the market share for chest protectors in the U.S. motorcross market, which represents approximately 50% of the world motorcross market. We believe that we have gained our market share, largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts and our steps to secure our international patents and protect our patents from infringement.

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

LEATT GPX Pro Lite

New 1 piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New flat carbon finishes for high tech look. New lower rear padding fit for better helmet clearance. New color coded rear thoracic strut angle wedges for easier angle adjustment. New plastic hinges to achieve high production volumes. Full carbon brace with aramid fibers. Cross link light weight vented padding. Vented brace structure. 600g CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT GPX 5.5

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Three sizes: Junior, S/M and L/XL

LEATT GPX Race

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

LEATT GPX Trail

New 1 piece fracture engineered CoreFlex rear thoracic for improved comfort and fit. New on board 3-angle rear thoracic adjustment that requires no extra parts. New body-matched rear thoracic angles Size: S/M 5, 10, 15 degrees and size L/XL 0,5,10 degrees. New design clear strap included. 3 way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

DBX	These neck braces are for downhill and BMX riders.
LEATT DBX Pro

The Pro brace features a fully ventilated carbon-fiber chassis with completely redesigned, open-cell padding and all aluminum hinges and bracket. It is the lightest brace in the range weighing 600g ±50g.

LEATT DBX Pro Lite

New 1 piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New flat carbon finish for high tech look. New lower rear padding fit for better helmet clearance. New color -coded rear thoracic strut angle wedges for easier angle adjustment. New plastic hinges to achieve high production volumes. Full carbon brace with aramid fibers. Cross link light weight vented padding. Vented brace structure. 600g CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT DBX 5.5

A totally new chassis design. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment: - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Three sizes: Junior, S/M and L/XL

LEATT DBX Comp 3

The Comp 3 chassis is constructed of High Impact Polymer (LHIP) that improves its durability in a greater range of temperatures. The 5-way adjustability, including for the height of its front and rear tables, allows for a wide range of body shapes and body sizes, creating a better, more comfortable fit.

LEATT DBX Comp 4

New sculptured split front for improved comfort and fit. New lower front section provides improved helmet clearance for looking down and to the sides. New one-piece fracture engineered CoreFlex rear thoracic strut for improved comfort and fit. New on board 3-angle rear thoracic adjustment that requires no extra parts. New body matched rear thoracic angles. Size S/M 5, 10, 15 degrees and L/X, 0, 5, 10 degrees. New design clear strap included. 4 way adjustable for great comfort and fit. Height adjustable rear table to match different helmet clearance preferences and riding positions. Removable clip on padding for easy cleaning. CE certified as Personal Protective Equipment 89/686/EEC. Sizes: S/M and L/XL

LEATT DBX Ride 3

The Ride 3 is the entry-level brace in this category. Its 3- way adjustability allows it to fit different body shapes and sizes. The Ride 3 lacks just the front and rear table height adjustments of its more expensive counterpart.

LEATT DBX Ride 4

New 1 piece fracture engineered CoreFlex rear thoracic for improved comfort and fit. New on board 3 angle rear thoracic requires no extra parts. New body-matched rear thoracic angles Size: S/M 5, 10, 15 degrees and size L/XL 0,5,10 degrees. New design clear strap included. 3 way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

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

LEATT STX RR

The New STX RR design with new folding front for full tuck down. New hammock design front. All new Road Race and Sport riding motorcycle neck brace. Platform shaped for sport and race riding. Light-weight 620g carbon construction. Race adopted front construction for tucking behind the windscreen! Improved side clearance for race cornering. Swivelling rear scapula's for perfect fit over any hump. CE certified as Personal Protective Equipment 89/686/EEC. One size: L/XL

SNX	These neck braces are for snowmobile riders.
LEATT SNX Pilot

This neck brace features the AFC - Special low temperature resin material with a non- snow sticking padding. It includes a waterproof and breathable weather collar and sports fully adjustable front and rear tables.

Kart	These neck braces are for go-kart riders.
	LEATT Kart	This neck brace features a special Kart angle for improved function and fit. It also has fully adjustable front and rear tables.
Moto	These neck braces are for car drivers
	LEATT MOTO R	This neck brace is made for racing drivers. It has multiple impact protection, a non-restrictive SSS system for semi-reclined seating.
LEATT MRX

This head and neck restraint is SFI 38.1 tested and approved for optimum protection at over 70G. It has an exclusive flexible chassis and single collar angle design for greater comfort. It fits all types of 2" and 3" harnesses, has fire retardant Nomex® washable padding and the chassis is made of an advanced, fire retardant, high tensile PC composite as well as a quick release fire retardant Kevlar® tether system for both frontal and side impact protection. It has an Anchor post kit with wrench included.

Fusion	These neck braces incorporate body protection
LEATT Fusion vest 2.0 Junior

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. 2 Junior sizes: S/M 100-125cm tall (3ft 3” – 4ft 1”), L/XL 125-150cm tall (4ft 1” – 4ft 11”)

Leatt Body Armor Range

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

In 2010 we launched the Leatt Body Armor Range with the introduction of the Leatt Adventure Chest Protector, a hard shell chest protector. In 2011 we introduced junior protectors, body vests and full body protectors, and in 2012 we extended our range further to include more body protectors and vests, elbow guards, knee guards and cooling vests. All our protectors come standard with the Brace-On™ integration system that attaches the protector to the Leatt Brace yet permit independent movement of the brace and protector.

The Body Armor Range has seen increasing sales since inception. Revenue derived from Leatt protection products in 2013 was 38% of total revenue, as compared to 20% of revenues in 2012. In November 2011, the Leatt Adventure Chest Protector was awarded a perfect score (10/10) in a product evaluation done on Motocrossgear.com, an industry publication.

The following table sets out the type of products currently sold by the Company:

Product Category	Models	Description
CHEST PROTECTORS:
LEATT 5.5 Pro HD

Front, back, shoulder and flank safety multi layer multi plate articulating design. Great fit and very comfortable by 3D design. Consists of 53 ventilation slots for maximum airflow. It includes the BraceOn neck brace fitting system. This product is Heavy Duty maximized protection. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. Available also in XXL. LEATT® HDPE High Density Poly Ethylene hard-shell outer protective shield. This product includes LEATT 3DF AirFit impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Flank protection. Two sizes: Adult, Adult XXL

LEATT 5.5 Pro HD Junior

The Pro HD has added Hardshell flank padding and removable CE safety approved shoulder protection. It consists of 3D design with eight, multi layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. The BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. The back and front of protector meets the highest impact CE approvals. High impact testing results achieved by use of Leatt®’s new 3DF Airfit foam in front and back. Added Hardshell flank padding. Fits over or under the jersey. 47 ventilation slots for maximum cooling Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). Adjustable over the shoulder straps help insure a great fit. Junior size fits riders from approx. 132 to 159 cm (4’3” to 5’2” ft)

LEATT 5.5 Pro

Front, back, and shoulder safety. Multi layer multi plate articulating design. Great fit and very comfortable by 3D design. 45 ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. Available also in XXL. This product’s hard-shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes LEATT 3DF AirFit impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two sizes: Adult and Adult XXL

LEATT 5.5 Pro Lite

This product includes front and back safety. Multi layer multi plate articulating design. Great fit and very comfortable by 3D design. 33 ventilation slots for maximum airflow. This product includes BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. Available also in XXL. This product includes LEATT 3DF AirFit impact foam. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two sizes: Adult and Adult XXL

LEATT 5.5 Pro Junior

This product specifically designed to meet the highest CE safety approvals for front and back impact protection. The Pro has removable CE safety approved shoulders protectors. The 3 D design with eight, multi layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. The back and front of protector meets the highest impact CE approvals. High impact testing results achieved by use of Leatt®’s new 3DF foam in front and back. Fits over or under the jersey. 41 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). Adjustable over the shoulder straps help insure a great fit. Junior size fits riders approx. 132-159 cm (4’3” -5’2” ft).

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

LEATT Pro

This is the successor to the LEATT Adventure Pro with CE approval (Front panel as per EN1621-3 level 2 and Back Protector with EN1621-2 level 2). 17 front and rear venting slots help keep rider cool with HDPE High Density Poly Ethylene hard shell outer protective shield with our foam for premium protection. It comes in one size for adults: approx. 54-110kg

LEATT Pro Junior

This protector is an all new junior Pro version which fits with the Leatt neck brace. The front and back has impact protection. It includes the BraceOn® brace strap and can be worn under or over shirt fitting brace. It permits individual movement of body, brace and protector. It is available in junior sizes. EN 1621- 3 CE Level 2 impact approved front and EN 1621-2 CE Level 1 impact approved back.

LEATT Adventure

This Protector is designed to fit with the Leatt neck brace. It is made of tough HDPE plastic and washable bio-foam and includes a BraceOn® brace strap to improve fit. This product also has elbow/shoulder protection.

BODY PROTECTORS:
Body Protector LEATT 3DF AirFit

This product is designed for premium soft protection. Great fit with elastic waist belt. Front impact protection for non-brace riders. Super ventilation with 3DF AirFit impact foam. 20-30% lighter impact foam with new 3DF AirFit. New multilayer 3DF AirFit protectors for great fit. 3 dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow + shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Three sizes adult: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.

Body Protector LEATT Adventure

This body protector is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product features zip off arms and height adjustable waist belt and the BraceOn® brace strap to improve fit. S/M, L/XL and XXL. CE EN 1621-1 Elbow and Arms. CE EN1621-2 Level 2 back. CE EN1621-3 Level 2 impact front.

Body Protector 3DF

Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. 3 Adults sizes: S/M, L/XL, XXL and 2 Junior sizes: S/M, L/XL.

Back Protector 3DF

Three dimensional designed for perfect fit. Bio engineered back with 3D contour shaped like your spine. Lighter weight. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. 3 Adults sizes: S/M, L/XL, XXL

Body Vest LEATT 3DF Airfit

This product is designed for premium soft protection. Great fit with elastic waist belt. Front impact protection for non-brace riders. Super ventilation with 3DF AirFit impact foam. 20-30% lighter impact foam with new 3DF AirFit. New multilayer 3DF AirFit protectors for great fit. 3 dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric keeps you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. Removable Impact foam for easy washing. CE certified for impact protection. Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.

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

Body Vest LEATT Adventure Lite Jr

This body vest is designed to be used with either an under or over shirt fitting of the Leatt neck brace. This product features the BraceOn® brace strap to improve fit and is sold in two Junior sizes S/M, L/XL. CE EN1621-2 Level 2 Back. CE EN 14021 Front.

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

LEATT Roost Tee

Ultra lightweight roost tee. Vented roost padding over chest and upper arms. Moisture Cool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey colour which will not shine through the jersey. It has non-aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. Patent pending BraceOn® brace strap. Four sizes: S/M, L/XL, XXL and Junior L/XL.

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

Knee & Shin Guard LEATT EXT

This product had an Impact test and CE certified to EN 1621-1 as well as Abrasion tested and CE certified to EN 13595-2, Level 2. This HardShell protectors made of high density polyethylene silicone laminated straps keeps protector in place. Effective ventilation. The co-molded rubber edges increases comfort. Washable.

Knee Guard Enduro

Impact test and CE certified to EN 1621-1. Abrasion tested and CE certified to EN 13595-2, Level 2. HardShell protectors made of high-density polyethylene. Silicone laminated straps keeps protector in place. Effective ventilation. Co- molded rubber edges that increase comfort.

COOLING WEAR:
Cooling Vest LEATT Coolit

This product is made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light-weight. XXS/JNR, XS,S,M,L,XL,2XL,3XL

Cooling Tee LEATT Coolit

This product is also made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light-weight. XXS/JNR, XS,S,M,L,XL,2XL,3XL

Cooling Vest LEATT Pre-Cool

This product is for cooling riders down before, after and between races. Patented TechKewl cooling inserts. Keeps 14C or 58F temperature for 3 hours. Lowers body temperature. Increases body performance. Fits directly on body. Non-aggressive over lock seams. Front, rear and side panel stretch for ultimate fit. Cool white/grey. Four sizes: Adult S/M, L/XL, XXL and Junior.

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

Hydration System Leatt H3

Perfect fit with Leatt brace. 1.2L replaceable medical grade bladder for 2-3h riding. Body harness for integrated body fit. Extra pocket for energy bar. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free kit available. Weight 340gms.

Hydration Tool Pack H4

2.5L replaceable medical grade bladder for 2-4h riding. Body harness for integrated body fit. Integrated tool bag compartment. Extra pockets. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free drinking kit for your helmet is optional. Weight 520gms.

Hydration pack H2 Hands Free

2.5L replaceable medical grade bladder for 2-4h riding. Body harness for integrated body fit. Extra pockets. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free model. (1 with and without hands free) 410gms.

Hydration System SP1

The SP1 Fuelpack is a 0.5L mobile hydration system for off-road Motorcycle and Bicycle racing. The construction is based on a specially developed liquid pack, easily strapped directly on to the Thoracic strut of the Leatt-Brace®, giving a well balanced fit. This enables the rider to combine increased neck protection and a hydration system in a very flexible way. The SP1 Fuelpack includes a unique helmet hands free kit (HHF). The SP1 Fuelpack HHF has a weight of 113g, and fits to all the DBX/GPX brace models from Leatt-Brace® including new DBX/GPX Pro.

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

  Transworld MX: Leatt GPX Pro Best Product of the Year (2011) (selected by editors of an industry magazine, based on comfort and safety)

  Motocrossgear.com: Perfect Score to New 2012 Leatt-Brace Chest Protector Adventure Pro (selected by an industry website, based on looks, comfort and safety)

  Transworld Motorcross Magazine: Chest Protector Leatt Pro Lite was awarded “Product of the Year” for 2012 (selected by editors of industry magazine based on testing and looks)

  Racer X magazine: Leatt neck braces rated as the Reader’s Choice for neck protection for the 5th year in a row.

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 500,000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010 unit sales were from our DBX bicycle brace. This number increased to 17% of unit sales in 2012 and 17% of unit sales in 2013. Our new STX street brace, which was introduced to the market in 2011, accounted for 3% of unit sales in 2012 and 2% of unit sales in 2013.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, such as SaS-tec and WinBoss, for use in the production of our products. These protection materials are freely available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2013 and 2012, were not material and we do not foresee these amounts being material in the near future.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2013 and 2012, annual revenues associated with international customers were $9,061,355 and $9,176,458, or 61% and 55% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2013 and 2012, our U.S. revenue was earned from seven and six customers that accounted for approximately 37% and 37% of annual U.S. revenue, respectively, with our largest customer in the U.S. accounting for approximately 7% and 8% of our U.S. sales for each of those years, respectively. As of December 31, 2013 and 2012, $632,792 or 20% and $1,249,784, or 35% of our accounts receivable, respectively, were due from these customers.

For the years ended December 31, 2013 and 2012, our international revenue (not including the U.S.) was earned from five customers that accounted for approximately 38% and 38% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 11% and 10% of international sales for each of the respective periods. As of December 31, 2013 and 2012, $611,317 or 19% and $537,719, or 15% of our accounts receivable, respectively, were due from these international customers.

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

Our advertising and marketing expenses for the years ended December 31, 2013 and 2012 were $1,492,086 and $1,528,949, respectively, representing approximately 10% and 9% of our revenues for each period. The decrease in advertising and marketing expenses during the fiscal year 2013 period was attributable to a change in the Company's advertising focus towards non-print media which has proven to be more cost effective than traditional print media advertising.

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

Our research and development expenses for the fiscal years ended December 31, 2013 and 2012, amounted to $1,170,039 and $1,107,042, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

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

  Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher James Leatt, Mr. Erik Olsson and Mr. Philip Davy. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 9 years experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Head of Research and Development, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Davy is our Head of International Marketing and General Manager of our U.S. operations and has spent his entire professional life selling, envisioning, designing, developing and marketing protective equipment for motorcycle riders, racers and mechanics. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry for the past 16 years.

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

  Brand Recognition. A RacerX survey discussed elsewhere herein shows that, as at October 2013, Leatt had an approximately 69% market share for neck braces. We believe that public recognition of the Leatt® brand drives the sales of our products, regardless of the action of competitors and competitive products. We expect that the reputation of our brand in the market place, particularly our product testing and applicable CE certification, will continue to ensure market acceptance and facilitate market penetration of our new products. In order to bolster and grow the Leatt® brand, stringent quality control and assurance are our highest priority and our ongoing marketing, advertising and public relations efforts continue to stress the quality, safety and innovation of our products.

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

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2014
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2014
Canada	2,547,855		5/26/2006	Neck Brace	Pending	11/26/2014
China	20048003507 2.4		5/26/2006	Neck Brace	Pending	11/26/2014
Indonesia	W002006014 67		6/19/2006	Neck Brace	Accepted	2/27/2015

Israel	175931		5/25/2006	Neck Brace	Pending
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/23/2014
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/15/2014
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2014
Mexico	JL/a/2006/000 026		5/26/2006	Neck Brace	Accepted	11/26/2014
Malaysia	PI 20062407		5/25/2006	Neck Brace	Granted	3/15/2015
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted	11/26/2014
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2015
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2015
USA (Continuation)	13/206,312		8/9/2011	Neck Brace	Pending	4/22/2018
Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2014
Australia	2004293118		6/23/2003	Neck Brace	Granted	11/26/2014
India	2315/CHENP/ 2006		6/26/2006	Neck Brace	Pending
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/26/2014
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2014
Vietnam	1-2006-01015		6/26/2006	Neck Brace	Pending
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/26/2014
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2014
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2014
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2014
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2014
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2014
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2014
Taiwan	97109256		3/17/2008	SSS Brace	Granted	2/28/2015
Brazil	PI07180047		4/27/2009	SSS Brace	Pending	10/26/2014
China	2007 80047024.0	ZL200780047024.0	6/19/2009	SSS Brace	Granted	10/26/2014
Japan	2009-534037		4/27/2009	SSS Brace	Allowed
USA	12/447,452		4/27/2009	SSS Brace	Granted	1/16/2017
New Zealand	577131	577131	5/21/2009	SSS Brace (clip)	Granted	10/26/2014
New Zealand	592116	592116	5/21/2009	SSS Brace (tether)	Granted	10/26/2014
USA	12/812,596		7/12/2010	MRX Brace	Granted	14/11/2016
Australia	2009321240		6/8/2011	MRX Brace	Pending	11/26/2014
Brazil	PI 0916012-4		5/20/2011	MRX Brace	Pending	2/25/2015
China	20098014755 8.X		5/26/2011	MRX Brace	Accepted
Europe	09801554.8		5/31/2011	MRX Brace	Pending	11/30/2014
Japan	2011-537006		5/19/2011	MRX Brace	Pending
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2014
Germany	09165346.9	602004035367.1	7/13/2009	Neck Brace	Granted	11/26/2014
Spain	09165346.9	2377592	7/13/2009	Neck Brace	Granted	11/26/2014
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2014

UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2014
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2014
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/26/2014
Australia	10790/2005	303171	2/28/2005	Moto-R Brace	Registered	2/28/2015
Europe	000 304 225- 0001	000 304 225- 0001	2/28/2005	Moto-R Brace	Registered	2/28/2015
New Zealand	405910	405910	2/28/2005	Moto-R Brace	Registered	8/27/2014
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
South Africa	F2004/1239	F2004/1239	9/17/2004	Moto-GPX Brace	Expires in 2014
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061-0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2015
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered	9/17/2014
China	20053000910 0.2.	2005 3 0009100.2	3/16/2005	Moto-GPX Brace	Registered	3/16/2015
Australia	11036/2005	305138	3/15/2005	Moto-GPX Brace	Registered	3/15/2015
South Africa	F2006/01661	F2006/0166 1	10/26/2006	SSS Brace	Registered	10/26/2014
USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/6/2015
USA	29/325,870	D633,623	10/7/2008	Dampner Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
USA (CIP)	11/778,840	7,846,117	7/17/2007	Dampner Brace	Granted	6/7/2014
Australia	2008277318	2008277318	1/25/2010	Dampner Brace	Granted	7/17/2014
South Africa	2013/01921	2013/01921	10/1/2010	Chest Protector	Granted	10/01/2014
PCT	PCT/IB2012/055966		10/29/2012	CRS	Pending
PCT	PCT/IB2013/055240		6/26/2013	Shoulder Brace	Pending
UK	1309515.3		5/28/2013	Knee Brace	Pending	5/28/2017
US	14/044,272		3/22/2013	Golf Club	Pending
Canada	2,823,461		3/22/2013	Golf Club	Pending	9/22/2014
Japan	2013-529753		3/22/2013	Golf Club	Pending
China	201180055504.8		5/17/2013	Golf Club	Pending
UK	2498155		4/22/2013	Golf Club	Pending	9/22/2015
South Korea	10-2013-7010255		4/22/2013	Golf Club	Pending

Australia	2011306375		4/18/2013	Golf Club	Pending	9/22/2015
UK	GB1402553.0		2/13/2014	MX DH Helmet	Pending	2/13/2018
USA	29/297,349	D609,815	11/8/2007	Leatt Sock Kit	Registered
USA	29/381,768 001 251 508-	D649,649 001 251 508-	12/22/2010	STX Brace	Registered
Europe	0001	0001	12/23/2010	STX Brace	Registered	12/23/2015
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2015
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/6/2014
Held by Three Eleven Distribution (Pty) Ltd.
Brazil	PI0618410-3		4/11/2008	Helmet	Pending	1/12/2015
Indonesia	W0020080119 9	IDP0030867	5/28/2008	Helmet	Granted	5/13/2014
India	1863/KOLNP/ 2008		5/8/2008	Helmet	Pending
Germany	06809017.4	60 2006 010 418.9-08	3/31/2008	Helmet	Granted	10/13/2014
France	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2014
UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2014
Italy	67618/BE/201 0	1933656	3/31/2008	Helmet	Granted	10/13/2014
Netherlands	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2014
Austria	06809017.4	AT-E 0447866	3/31/2008	Helmet	Granted	10/13/2014
Spain	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2014
Sweden	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2014

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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trade Mark	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt	6287824	6287824	9/21/2007	2/20/2020	Registered
China	Leatt	8706821	8706821	9/28/2010	10/13/2021	Registered
China	The Helmet for your Neck Device	6287823	6287823	9/21/2007	2/20/2020	Registered
China	Leatt-Brace	7668832	7668832	09/03/2009	06/03/2021	Registered

China	Leatt-Brace	6287826	6287826	09/21/2007	09/21/2017	Registered
China	LEATT	7668830	7668830	03/09/2009	06/03/2021	Registered
CTM*	Leatt-Brace	006313993	006313993	9/19/2007	9/19/2017	Registered
CTM	The Helmet for your neck	006314009	006314009	9/19/2007	9/19/2017	Registered
CTM	Leatt	006314017	006314017	9/19/2007	9/19/2017	Registered
CTM	Device (The Helmet for your neck)	006314132	006314132	9/19/2007	9/19/2017	Registered
USA	ALPT	77/742,823	3,926,378	5/22/2009	3/1/2021	Registered
USA	Alternative Load Path Technology	77/742,826	3868833	5/22/2009	10/26/2020	Registered
CTM	Alternative Load Path Technology	008358046	008358046	6/11/2009	6/11/2019	Registered
CTM	Alternative Load Path	008358061	008358061	6/11/2009	6/11/2019	Registered
CTM	ALPT	008358079	008358079	6/11/2009	6/11/2019	Registered
USA	Leatt Device	77/765,739	3,861,760	6/23/2009	10/12/2019	Registered
CTM	Leatt Device	008444168		7/23/2009	7/23/2019	Registered
Australia	Leatt	1372902		7/16/2010		Registered
Japan	Leatt	2010- 056635	5432253	7/16/2010	8/12/2021	Registered
Japan	Leatt	2010-74427	5403909	9/22/2010	9/22/2020	Registered
CTM	Leatt	009395997	009395997	9/23/2010		Registered
Brazil	Leatt Brace	829468323	829468323	3/11/2010	9/23/2020	Registered
Brazil	Leatt Brace (Special Script)	829994920	829994920	11/24/2008	3/11/2020	Registered
Brazil	Leatt Brace (Special Script)	829994939	829994939	11/24/2008	2/8/2021	Registered
Brazil	Leatt (Special Script)	830409432	830409432	11/5/2009	2/8/2021	Registered
Brazil	Leatt and Device	830409440	830409440	11/5/2009		Registered
Brazil	Leatt and Device	902094165	902094165	11/5/2009		Registered
Brazil	Leatt and Device	902094149	902094149	11/5/2009		Published
Brazil	Leatt (Special Script)	902094238	902094238	11/5/2009		Registered
Brazil	Leatt and Device	902094190	902094190	11/5/2009		Registered
Brazil	Device	902094084	902094084	11/5/2009		Registered
Brazil	Device	902094157	902094157	11/5/2009		Registered
Brazil	Device	830409416	830409416	11/5/2009		Registered

Canada	LEATT	1535498	1535498	7/13/2011		Registered
USA	BraceOn	85/429,145		9/22/2011		Registered
Australia	BraceOn	1450772	1450772	9/13/2011		Registered
CTM	BraceOn	010288405	010288405	9/23/2011		Registered
New Zealand	Leatt	829603		9/9/2010		Registered
New Zealand	Leatt	831034		9/27/2010	9/9/2020	Registered
New Zealand	Leatt	831035		9/27/2010	9/27/2020	Registered
New Zealand	Leatt	831036		9/27/2010	9/27/2020	Registered
South Africa	DEVICE (NEW LOGO)	2009/11856	2009/11856	6/26/2009	9/27/2020	Registered
South Africa	DEVICE (NEW LOGO)	2009/11857	2009/11857	6/26/2009	6/26/2019	Registered
South Africa	DEVICE (NEW LOGO)	2009/11858	2009/11858	6/26/2009	6/26/2019	Registered
South Africa	Leatt-Brace (Special Script)	2004/08584	2004/08584	5/28/2004	6/26/2019	Registered
South Africa	Leatt	2006/22761	2006/22761	9/26/2006	5/28/2014	Registered
South Africa	The Helmet for your Neck	2006/22760	2006/22760	9/26/2006	9/26/2016	Registered
South Africa	Helmet for your Neck Device	2007/15892	2007/15892	7/19/2007	9/26/2016	Registered
South Africa	Helmet for your Neck Device	2007/15893		7/19/2007	7/19/2017	Registered
South Africa	Adventure Leatt and Device	2008/15403	2008/15403	7/4/2008	7/19/2017	Registered
South Africa	Adventure Leatt and Device	2008/15404	2008/15404	7/4/2008	7/4/2018	Registered
South Africa	Adventure Leatt and Device	2008/15405	2008/15405	07/04/2008	7/4/2018	Registered
South Africa	Adventure Brace	2008/28131	2008/28131	12/1/2008	7/4/2018	Registered
South Africa	Adventure Brace	2008/28132	2008/28132	12/1/2008	12/1/2018	Registered
South Africa	Adventure Brace	2008/28133	2008/28133	12/1/2008	12/1/2018	Registered
CTM	Adventure Brace	008224479	008224479	26/03/2009	26/03/2019	Registered
USA	Leatt	85135308	4,202,879	9/22/2010	12/1/2018	Registered
USA	Helmet for your Neck Device	77236512	3483523	12/08/2008	12/08/2018	Registered
USA	Leatt-Brace	77227507	3483439	11/07/2007	12/08/2018	Registered
USA	The Helmet for your Neck	77264171	3483644	12/08/2008	12/08/2018	Registered
USA	LEATT	77264178	3483646	24/08/2007	12/08/2018	Registered

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

Our Employees

As of December 31, 2013, we employed 40 full-time employees and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2013.

Employee Function	Number
Executive	4
Internet Technology	2
Product	5
Marketing and Distribution	5
Finance and Logistics	9
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	7
Support Staff (Receptionist/Cleaners)	2
Total	40

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

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $14.9 million for the fiscal year ended December 31, 2013. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

Other Accreditation

We have also obtained certification for certain of our products, such as the MRX neck brace, by the SFI Foundation (USA), or the SFI. To attain SFI certification, a safety device must, every five years, pass a series of impact sled tests with an instrumented crash test dummy at a SFI accredited test lab, as well as flammability tests on various parts of the safety device. These tests are done according to the SFI38.1 specification that can be found at http://www.sfifoundation.com. SFI 38.1 accreditation is mandatory for any safety device that is used by participants in SFI sanctioned events worldwide. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product’s performance.

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

We have derived a significant portion of our revenue from a limited number of customers. For the years ended December 31, 2013 and 2012, our U.S. revenue was earned from seven and six customers that accounted for approximately 37% and 37% of annual U.S. revenue, respectively, with our largest customer in the U.S. accounting for approximately 7% and 8% of our U.S. sales for those years, respectively. As of December 31, 2013 and 2012, $632,792 or 20% and $1,249,784, or 35 % of our accounts receivable, respectively, were due from these customers.

We do not have long term contractual arrangements or regular negotiation with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2013 and 2012, annual revenues from product sales to international customers were $9,061,355 and $9,176,458, or 61% and 55% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

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

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies in excess of $1 million with a self-insured retention to attempt to manage this risk worldwide. We are currently defending against 7 such claims which we have a fair expectation will be resolved in our favor. But although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us now or in the future. Furthermore, our insurance coverage does not include damages which may be assessed against us for willful and/or intentional injury, or for exemplary or punitive damages. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations. These aforementioned claims also have a negative impact on the renewal our product liability insurance policy and the premiums.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2013. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We have obtained certification for certain of our products, such as the MRX neck brace, by the SFI. To attain SFI certification, a safety device must, every five years, pass a series of impact sled tests with an instrumented crash test dummy at a SFI accredited test lab, as well as flammability tests on various parts of the safety device. These tests are done according to the SFI 38.1 specification which can be found at http://www.sfifoundation.com. SFI 38.1 accreditation is mandatory for any safety device that is used by participants in SFI sanctioned events worldwide. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product’s performance. There is no guarantee that our products will receive SFI certification or meet BMW testing standards.

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

Fluctuations in currency exchange rates could negatively affect our performance.

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

RISKS RELATING TO OUR COMMON STOCK

There is not now, and there may not ever be, an active market for our common stock and we cannot assure you that the common stock will become liquid or that it will be listed on a securities exchange.

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

Our management team collectively owns 41.41% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock). Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 35% of the space is used for our executive offices, 37.5% is used for warehousing and the remaining 27.5% is used by Leatt Lab, our research and development team. We occupy these premises pursuant to a lease agreement, dated December 15, 2011, between Leatt SA and AJ Brutus Investments cc, which expires on December 15, 2014. The lease agreement requires us to pay an initial monthly rent of $6,529 with an annual escalation percentage of 5%.

Two Eleven, our California subsidiary, leased a 481 square meters space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Sky Business Center, LLC, dated April 1, 2010. Two Eleven used approximately 40% of the office space for executive offices and the remaining 60% of the space for warehousing. The lease agreement required an initial monthly base rent of $4,401 that increased to $5,126 on April 1, 2012, and expired on March 31, 2013.

Two Eleven, our California subsidiary, leases a 11,301 square foot space which increased to 14,101 square foot on April 1, 2013 in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Centre Pointe Properties, LLC, dated September 11, 2012. Two Eleven uses approximately 9 % of the office space for executive offices and the remaining 91 % of the space for warehousing. The lease agreement required an initial monthly base rent of $ 4,583 from November 1, 2012 that increased to $ 9,166 from May 1, 2013 and subsequently increases to $ 9,441 from May 1, 2014 and expires on April 30, 2015.

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

  Leatt is the exclusive licensee of certain patents, manufacturing, sale, use and distribution rights held by Xceed Holdings CC, including the patents to the Leatt-Brace®. On October 21, 2011, the Company sent a letter to Atlas’ subsidiary notifying them that certain models of Atlas’ neck braces infringe on the Company’s patents, demanding that Atlas should cease and desist the manufacture, use, offer and sale of such products. Instead of complying with the Company’s request, on December 1, 2011, Atlas filed a suit for declaratory judgment against the Company in the U.S. District Court for the Central District of California, that Atlas has not directly or indirectly infringed on certain of the Company’s U.S. patents, and that the Company has no right or authority to threaten, complain of, challenge, maintain suit, or interfere in any manner with Atlas’ manufacture, importation, distribution and sale in the U.S. of its neck brace. Atlas also sued to recover attorney’s fees and costs in connection with the suit. On January 18, 2012, the Company filed an answer with the Court against Atlas’ declaratory judgment motion and jointly countersuing Atlas (with Xceed) for patent infringement. Atlas thereafter filed an Amended Complaint asserting affirmative claims alleging that Leatt, among other things, tortiously interfered with contractual relationship and prospective contractual relationships based on certain alleged statements made by Leatt employees. This matter has been settled.

  On October 1, 2010, a motorcycle rider filed a complaint against the Company in the U.S. District Court for the Western District of Kentucky for alleged strict liability and breach of product warranties, in connection with injury allegedly suffered by him during an accident while wearing one of the Company’s products. The plaintiff is seeking compensatory damages. This matter has been settled.

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

  On July 24, 2012, a motorcycle rider brought suit against the Company in Los Angeles (CA) Superior Court for alleged negligence, strict product liability, breach of expressed and implied warranties in connection with injury allegedly suffered by him during a September 2010 accident while wearing one of the Company’s products. The plaintiff is seeking damages, together with interest and costs of bringing the action. Trial is currently scheduled to commence January 21, 2015. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. The litigation is still at an early stage and so a trial date has not yet been set. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death and other relief. The case was timely removed to federal court. Trial is currently scheduled to commence November 18, 2014. The Company believes that the lawsuit is without merit and is vigorously defending itself.

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

ITEM 4. MINING SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the QB tier of the over-the-counter electronic bulletin board maintained by the OTC Markets Group Inc. under the symbol LEAT. The CUSIP number for our common stock is 522132 10 9.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as quoted on the OTC. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2013
1st Quarter (January 1, 2014 to March 12, 2014)	$0.66	$0.59
Year Ended December 31, 2013
1st Quarter	$0.70	$0.50
2nd Quarter	$0.95	$0.68
3rd Quarter	$0.92	$0.48
4th Quarter	$0.67	$0.48
Year Ended December 31, 2012
1st Quarter	$0.05	$0.025
2nd Quarter	$0.06	$0.031
3rd Quarter	$0.04	$0.027
4th Quarter(2)	$1.00	$0.02

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.
(2) The prices as of and after the 2012 fourth quarter reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

Holders

As of March 12, 2014, there were approximately 235 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2013 for each category of our equity compensation plan:

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2013 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2013.

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

Overview of our Business

We were incorporated in the State of Nevada on March 11, 2005 under the name Treadzone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs, as well as racing car drivers. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by other international brands.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 5 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the Moto R, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the FIA, the FIM and NASCAR, to have the Leatt-Brace® accredited by these bodies.

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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

Year Ended December 31, 2013 compared to the year ended December 31, 2012

The following table summarizes the results of our operations during the years ended December 31, 2013 and 2012 and provides information regarding the dollar and percentage increase or (decrease) from the 2012 year to the 2013 year.

	Fiscal Year Ended December 31,			Percentage
	2013	2012	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$14,891,667	$16,577,350	$(1,685,683)	-10%
COST OF REVENUES	7,158,943	7,668,054	(509,111)	-7%
GROSS PROFIT	7,732,724	8,909,296	(1,176,572)	-13%
PRODUCT ROYALTY INCOME	953,893	262,566	691,327	263%
OPERATING EXPENSES
Salaries and Wages	2,134,815	2,261,349	(126,534)	-6%
Commissions and Consulting	545,846	512,690	33,156	6%
Professional Fees	1,228,514	1,145,227	83,287	7%
Advertising and Marketing	1,492,086	1,528,949	(36,863)	-2%
Office Rent and Expenses	256,407	264,264	(7,857)	-3%
Research and Development Costs	1,170,039	1,107,042	62,997	6%
Bad Debt Expense (Recovery)	(5,218)	(257,223)	(252,005)	-98%
General and Administrative	2,097,155	2,123,270	(26,115)	-1%
Depreciation	334,049	420,770	(86,721)	-21%
Total Operating Expenses	9,253,693	9,106,338	147,355	2%
INCOME (LOSS) FROM OPERATIONS	(567,076)	65,524	(632,600)	-965%
Other Income	20,020	60,817	(40,797)	-67%
INCOME (LOSS) BEFORE INCOME TAXES	(547,056)	126,341	(673,397)	-533%
Income Taxes	(171,880)	47,698	(219,578)	-460%
NET INCOME (LOSS)	(375,176)	$78,643	(453,819)	-577%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor and Other products, Parts and Accessories. Revenues for the year ended December 31, 2013 were $14.9 million, a 10% decrease, compared to revenues of $16.6 million for the year ended December 31, 2012. This decrease in revenues is attributable to a $3.9 million decrease in neck brace sales, which was partially offset by a $2.2 million increase in Body armor sales, and an increase of $0.03 million in Other Products, Parts and Accessories, respectively, during the year ended December 31, 2013. Changes in prices did not impact the decrease in revenues as our selling prices have not fluctuated by any significant level.

The following table sets forth our revenues by product line for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues
Neck braces	$8,379,338	56%	$12,314,943	75%
Body armor	5,596,738	38%	3,380,898	20%
Other Products, Parts and Accessories	915,591	6%	881,509	5%
	$14,891,667	100%	$16,577,350	100%

Sales of our flagship Brace accounted for $8.38 million and 12.31 million, or 56% and 75% of our revenues for the years ended December 31, 2013 and 2012, respectively. The decrease in Neck brace revenues was primarily due to a lower volume of Neck brace sales to the Company's OEM customers during the period ended December 31, 2013, when compared to the 2012 period. This decrease in OEM customer sales accounted for 27% of the overall decrease in Neck brace revenues. Additionally, the Company changed its bicycle distribution partner in the United States during the 2013 period due to on-going performance issues, resulting in an interruption in sales there during the period. This interruption accounted for 30% of the overall decrease in Neck brace revenues in the United States. In the United States, Neck brace sales to the Company’s Powersport dealers were lower primarily as a result of the close out sales on certain old brace models during the 2012 period which resulted in increased dealer inventories and lower sales to dealers during the first three quarters of the 2013 period. The Company delivered its new line of Neck braces during the fourth quarter of 2013. The decrease in Neck brace sales to the Company’s international customers was primarily due to a lower volume of Neck brace sales to the Company’s European distributors that usually account for approximately 50% of international revenues. Abnormally adverse weather conditions experienced in Europe in the first quarter of 2013 contributed to this decline in sales as potential customers engaged in less outdoor sports.

Our Body armor products are comprised of chest protectors, full body protectors, body protection vests, back protectors, knee and elbow guards. Body armor sales accounted for $5.60 million and $3.38 million, or 38% and 20% of our revenues for the years ended December 31, 2013 and 2012, respectively. The 66% increase in Body armor revenues was primarily due to a 66% increase in the volume of Body armor products sold during the 2013 period, when compared to the 2012 period. We believe that this increase in sales volume is attributable to the continued market acceptance of the Company's widened Body armor product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.92 million and $0.88 million, or 6% and 5% of our revenues for the years ended December 31, 2013 and 2012, respectively. The increase in our Other Products, Parts and Accessories is primarily due to increased sales volumes of our hydration products which we expanded during the 2013 period.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2013 and 2012 were $7.16 and $7.67 million, respectively. Gross Profit for the years ended December 31, 2013 and 2012 were $7.73 million, or 52% of revenues, and $8.91 million, or 54% of revenues, respectively. The decrease in gross profit margin was primarily due to the inclusion of more Body armor products and less Neck braces in our sales mix during the 2013 period, when compared to the 2012 period. Our Body armor products continue to generate a lower gross margin than our flagship Neck braces, but they account for a growing percentage of our revenues. For the year ended December 31, 2013 they represented 38% of total Company revenues, as compared to 20% in the same 2012 period. Our management continues to evaluate all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2013 and 2012 were $953,893 and $262,566, respectively. The 263% increase in product royalty income is primarily due to income derived from a confidential settlement agreement entered into by the Company to resolve an alleged patent infringement claim.

Salaries and Wages– Salaries and wages for the years ended December 31, 2013 and 2012 were $2,134,815 and $2,261,349, respectively. Despite the employment of additional European sales and US operations staff, the streamlining of marketing processes at the Company's head office during the 2013 period was the primary reason for this 6% decrease in salaries and wages.

Commissions and Consulting Expense– Commissions and consulting expense for the years ended December 31, 2013 and 2012 were $545,846 and $512,690, respectively. This 6% increase in commissions and consulting expenses is primarily the result of increased spending on investor relations activities which are included in consulting expenses. Additionally, the employment of additional incentivized European sales staff resulted in higher commission expenditure.

Professional Fees– Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2013 and 2012 were $1,228,514 and $1,145,227, respectively. The 7% increase in professional fees is primarily due to the effect of increased spending on product liability litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2013 and 2012 were $1,492,086 and $1,528,949, respectively. This $36,863, or 2% decrease in advertising and marketing expenditure is due to the Company’s increased focus on online marketing channels that are more cost effective than traditional print media marketing.

Office Rent and Expenses– Office rent and expenses for the years ended December 31, 2013 and 2012 were $256,407 and $264,264, respectively. The 3% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven, our US subsidiary.

Research and Development Costs– These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2013 and 2012 were $1,170,039 and $1,107,042, respectively. This 6% increase in research and development costs is a result of the employment of additional product development staff to continue the development of the Company’s growing product offering.

Bad Debt Expense (Recovery) - Bad debt expensed (recovered) for the years ended December 31, 2013 and 2012 were ($5,218) and ($257,223), respectively. This 98% decrease is primarily as a result of a significant, extraordinary bad debt that was written off in a prior period that was primarily recovered in the year ended December 31, 2012. The Company had no further significant bad debts written off to recover during the 2013 period.

General and Administrative Expenses – General and administration costs consist of insurance, travel, merchant fees, communication costs, office and computer supplies with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2013 and 2012 were $2,097,155 and $2,123,270, respectively. The 1% decrease in general and administrative expenses is primarily the result of increased focus on controlling administrative expenses despite an increase in product liability insurance premium costs.

Depreciation Expense – Depreciation expense for the years ended December 31, 2013 and 2012 was $334,049 and $420,770, respectively. The 21% decrease in depreciation expense is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $147,355 to $9,253,693 for the year ended December 31, 2013, or 2%, compared to $9,106,338 in the 2012 period. This increase is primarily due to the recovery of a bad debt in the prior year and an increase in professional fees relating to product liability litigation. Additionally, research and development costs were higher due to increased spending on the continued development of the Company’s product offering. Decreased salaries, general and administrative expenses partially offset these increases.

Net Income (Loss) – The net loss after income taxes for the year ended December 31, 2013 was ($375,176), as compared to a net income after income taxes of $78,643 for the 2012 period. This increase in net loss is primarily due to decreased revenues and gross profit, as well as increased operating costs discussed above.

Liquidity and Capital Resources

At December 31, 2013, we had cash and cash equivalents of $0.80 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $0.67 million and short-term investments of $0.3 million at December 31, 2012. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2013	2012
Net cash provided by (used in) by operating activities	$255,500	($438,157)
Net cash provided by (used in) investing activities	$21,410	($206,320)
Net cash provided by (used in) financing activities	($3,986)	$220,711
Effect of exchange rate changes on cash and cash equivalents	($105,583)	$6,631
Net increase (decrease) in cash and cash equivalent	$167,341	($417,135)
Cash and cash equivalents at the beginning of period	$667,671	$1,084,806
Cash and cash equivalents at the end of period	$835,012	$667,671

Cash increased by $167,341, or 25%, for the year ended December 31, 2013. The primary sources of cash during fiscal year 2013 were a decrease in accounts receivables of $400,095, a decrease in inventories of $380,003 and the proceeds of a short-term investment amounting to $253,133 redeemed in order to finance the Company’s working capital requirements. The primary uses of cash during fiscal year 2013 were a net loss of ($375,176), an increase in other receivables of $330,000 relating to the confidential settlement of an alleged patent infringement claim and increased capital expenditure of $255,025 relating primarily to molds to be used in the manufacture of the Company’s growing product range. As of December 31, 2013, we did not have any credit facilities or significant amounts owing to third party lenders.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2013 and 2012 was $131,655 and $0, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2013 and 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2013, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2013 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2013 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 12, 2014.

Name	Age	Title
Dr. Christopher James Leatt	45	Founder, Chairman and Head of Research & Development
Sean Macdonald	36	CEO, CFO, President and Director
Jeffrey Joseph Guzy	62	Director

DR. CHRISTOPHER LEATT: Dr. Leatt, aged 45, has served as a director since 2005. Dr. Chris Leatt (MB ChB) studied medicine at the University of Cape Town and completed his internship in the United Kingdom before returning to South Africa to pursue his career in medicine. He held positions in General Surgery and General Medicine/Geriatrics/Gastroenterology before becoming a General Medical Practitioner and Chairman of ERIPO (Eerste River Independent Practitioners Association), an organization formed to look after both the Medical and Business interests of forty Independent Practitioners. Dr. Leatt then worked in casualty/trauma at various hospitals before becoming a surgical medical officer. A brief stint as an Orthopedic Registrar at Groote Schuur Hospital preceded his post as Neurosurgery Registrar at the Department of Neurosurgery, Tygerberg Academic Hospital. Dr. Leatt's duties as a surgical registrar in this discipline included ward work, High-Care duties, evaluation of referrals, outpatient consultations, emergency and elective surgery, logbook of all surgical procedures completed. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing and helicopter pilot and is an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. When not participating in such events, Dr. Leatt is often involved in providing medical support there.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 36, has served as the Company’s Chief Executive Officer and President since November 9, 2010, as its Chief Financial Officer since August 1, 2009, and as a Director since May 6, 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articling at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 62, has served as a director since April 4th, 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and an Associate Degree in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., RCA Corp., Sprint International, Bell Atlantic Video Services, Loral Cyberstar and Facilicomm International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director of CHDT Corporation, a Florida public corporation.

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

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Dr. Christopher James Leatt	Founder, Chairman and Head of Research & Development	•	Dr. Leatt holds a Bachelor of Medicine and Bachelor of Surgery Degree and is the inventor of the Leatt Brace® and the Founder of the Company.

		•	He heads up the Company’s research and development department and has an intimate knowledge of the Company’s innovative products.

		•	He contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the industry.
Sean Macdonald	CEO, CFO, President and Director	•	Mr. Macdonald is a registered Chartered Accountant and holds a Bachelor of Commerce Degree in Finance and Information Systems and a Post-Graduate Diploma in Accounting.

		•	His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the Company.
Jeffrey Joseph Guzy	Director	•	Through his Masters Degree in Business Administration in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.

		•	He has also served as the Company’s President and has invaluable long-term knowledge of the Company’s business and operations.

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

Except as set forth in our discussion below in “Certain Relationships and Related Transactions, and Director Independence – Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Significant Employees

Name	Age	Position
Erik Olsson	46	International General Manager and Head of International Distribution
Philip Davy	57	U.S. General Manager and International Marketing Manager

ERIK OLSSON: Mr. Olsson, aged 46, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

PHILIP DAVY: Mr. Davy, aged 57, has served as Head of our U.S. operations and as our International Marketing Manager since January 2012. Prior to that, Mr. Davy served in various capacities with the Company, from October 2009 to December 2011, including service as Two Eleven’s Manager. Mr. Davy has over 30 years’ experience selling, envisioning, designing, developing or marketing protective equipment for motorcycle riders, racers and mechanics. Prior to joining us he served from January 2002 to October 2009 as Icon Brand Manager with Le Mans Corp.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (No. of shares)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2011	487,668	40,639	--	--	--	--	10,391	538,698
	2012	487,668	--	--	3,872	--	--	9,889	501,429
	2013	487,668	--	--	1,291	--	--	9,468	498,427
Sean Macdonald, President, CEO, CFO and Director	2011	183,173	36,614	--	--	--	--	9,269	229,056
	2012	196,922	--		5,808	--	--	7,957	210,687
	2013	189,502	--	--	1,936	--	--	10,467	201,905
Philip Edward Davy, U.S. General Manager and International Marketing Manager	2011	130,000	25,000	--	--	--	--	--	155,000
	2012	168,000	5,500	--	2,904	--	--	--	176,404
	2013	171,360	--	--	968	--	--	--	172,328

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Reflects compensation to Dr. Leatt in his capacity as the head of our Research and Development department. Pursuant to an oral agreement with the Company, Dr. Leatt receives a monthly base salary of $40,639, as well as other benefits.

Summary of Employment Agreements

We have entered into a new employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which we were obligated to pay him an annual base salary of ZAR1,800,000 (approximately $171,628) . Mr. Macdonald receives coverage under the Company’s employment benefit plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

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

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2013, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options(1)	Exercise or base price of option awards ($/Sh)(1)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/1/2012	-	52,000	$1.00	$52,000
Sean Macdonald	2/1/2012	-	78,000	$1.00	$78,000

(1)	The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2013 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price(1) ($)	Option expiration date
Dr. Christopher Leatt	41,600	10,400	--	$1.00	February 1, 2017
Sean Macdonald	62,400	15,600	--	$1.00	February 1, 2017

(1) The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 520,000 of the shares vested on February 1, 2012, the grant date, the option to purchase another 260,000 shares vested on December 31, 2012, and the option to purchase the remaining 520,000 shares will vest in two equal portions on each of December 31, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt has vested options to purchase 41,600 shares of the Company’s common stock at $1.00 per share, with an additional 10,400 shares slated to vest on December 31, 2014.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 780,000 of the shares vested on February 1, 2012, the grant date, the option to purchase another 390,000 shares vested on December 31, 2012, and the option to purchase the remaining 780,000 shares will vest in two equal portions on each of December 31, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald has vested options to purchase 52,400 shares of the Company’s common stock at $1.00 per share, with an additional 15,600 shares slated to vest on December 31, 2014.

Option Exercises and Stock Vested

On December 31, 2013, options to purchase an additional 26,000 shares of our common stock at $1.00 per share (after giving effect to the reverse split effected on September 20, 2012) vested. Except for the foregoing, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2013.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2013.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2013.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2013:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey J. Guzy	6,192	-	-	-	6,192
Sean Macdonald	6,192	-	-	-	6,192
Zafiris M. Zafiropoulos*	4,718	-	-	-	4,718

* On October 9, 2013, Mr. Zafiropoulos resigned from his position as a director of the Company for personal reasons, effective immediately.

Narrative to Director Compensation Table

During the 2013 fiscal year, we paid our directors approximately ZAR 5,000 (approximately, $477) per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date, and the option to purchase another 9,000 shares will vest in three equal portions on each of December 31, 2014, 2015 and 2016.

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

Our Articles of Incorporation provide that no director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation o/f law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 12, 2014, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and Chairman	2,035,503	39.14%
-	X			96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	32,667	0.63%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	62,400	1.20%
X	-	All officers and directors as a group (persons named above)		2,130,570	40.97%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers	Advisor	488,317	9.39%
-	X			24,000	20.00%
X		Alfred Bjorn Christensen		460,800	8.86%

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

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 shares of common stock authorized with 5,200,623 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Includes a vested 5-year option to purchase 41,600 shares of the Company’s common stock at $1.00 per share, issued to Dr. Leatt under the Company’s 2011 Plan after giving effect to the Reverse Split. An additional 10,400 shares are slated to vest on December 31, 2014.

(5)

Includes a vested 5-year option to purchase 6,000 shares of the Company’s common stock at $1.00 per share, issued to Mr. Guzy under the Company’s 2011 Plan. An additional 9,000 shares are slated to vest in three equal parts on December 31, 2014, 2015 and 2016.

(6)

Represents a vested 5-year option to purchase 52,400 shares of the Company’s common stock at $1.00 per share, issued to Mr. Macdonald under the Company’s 2011 Plan after giving effect to the Reverse Split. An additional 15,600 shares are slated to vest on December 31, 2014.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties totaled $465,316 and $607,638 for the years ended December 31, 2013 and 2012.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Audit Fees	$101,600	$122,100
Audit-Related Fees	6,466	10,288
Tax Fees	8,693	7,793
All Other Fees	0	0
TOTAL	$116,759	$140,181

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2013.

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

4.10*	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy
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

10.5*	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7

Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K, filed on March 28, 2013)

10.8

Lease Agreement, dated December 15, 2011, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.9

Storage Rental Agreement, dated January 12, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.10	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11

Supply Agreement, dated May 1, 2011, between Leatt Corp. and Scott Sports SA (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.12*	Premium Finance Agreement, dated October 11, 2013, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald
10.14

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

10.16*	Premium Finance Agreement, dated June 1, 2013, between AFCO Acceptance Corp. and Leatt Corp.
10.17*	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith
**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 19, 2014

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 19, 2014
Sean Macdonald	Financial Officer and Director (Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 19, 2014
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 19, 2014
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Table of Contents

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements
Consolidated Balance Sheets	F-3
Consolidated Statements of Operations and Comprehensive Income (Loss)	F-4
Consolidated Statements of Changes in Stockholders’ Equity	F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 – F-19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Leatt Corporation

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2013. LEATT CORPORATION’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEATT CORPORATION as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 19, 2014

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012

ASSETS

	2013	2012
Current Assets
Cash and cash equivalents	$835,012	$667,671
Short-term investments	58,130	311,263
Accounts receivable	3,139,273	3,532,811
Inventory	3,259,274	3,770,932
Payments in advance	144,302	168,710
Income tax refunds receivable	299	-
Deferred tax asset	110,000	47,000
Prepaid expenses and other current assets	1,092,450	874,113
Total current assets	8,638,740	9,372,500

Property and equipment, net	891,728	1,127,707

Other Assets
Other receivables	330,000	-
Deposits	19,469	44,495
Intangible assets	89,960	111,358
Total other assets	439,429	155,853

Total Assets	$9,969,897	$10,656,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,076,809	$2,000,554
Income taxes payable	-	115,000
Short term loan, net of finance charges	833,735	837,721
Total current liabilities	2,910,544	2,953,275

Deferred tax liabilities	40,680	38,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,307,515	7,302,352
Accumulated other comprehensive income (loss)	(111,864)	164,235
Retained earnings (accumulated deficit)	(309,986)	65,190
Total stockholders' equity	7,018,673	7,664,785

Total Liabilities and Stockholders' Equity	$9,969,897	$10,656,060

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Revenues	$14,891,667	$16,577,350

Cost of Revenues	7,158,943	7,668,054

Gross Profit	7,732,724	8,909,296

Product Royalty Income	953,893	262,566

Operating Expenses
Salaries and wages	2,134,815	2,261,349
Commissions and consulting expenses	545,846	512,690
Professional fees	1,228,514	1,145,227
Advertising and marketing	1,492,086	1,528,949
Office rent and expenses	256,407	264,264
Research and development costs	1,170,039	1,107,042
Bad debt expense (recovery)	(5,218)	(257,223)
General and administrative expenses	2,097,155	2,123,270
Depreciation	334,049	420,770
Total operating expenses	9,253,693	9,106,338

Income (loss) from Operations	(567,076)	65,524

Other Income
Interest and other income, net	20,020	60,817
Total other income	20,020	60,817

Income (Loss) Before Income Taxes	(547,056)	126,341

Income Taxes	(171,880)	47,698

Net Income (Loss) Available to Common Shareholders	$(375,176)	$78,643

Net Income (Loss) per Common Share
Basic	$(0.07)	$0.015
Diluted	$(0.07)	$0.015
Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623
Diluted	5,200,623	5,200,623

Comprehensive Income (Loss)
Net Income (loss)	$(375,176)	$78,643
Other comprehensive income (loss), net of $-0- deferred income taxes in 2013 and 2012
Foreign currency translation	(276,099)	(35,383)

Total Comprehensive Income (Loss)	$(651,275)	$43,260

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

						Accumulated	Retained
						Other	Earnings
	Preferred Stock A		Common Stock		Additional	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Paid-In Capital	Income (Loss)	Deficit)	Total

Balance, January 1, 2012	120,000	$3,000	5,200,623	$130,008	$7,286,865	$199,618	$(13,453)	$7,606,038

Compensation cost recognized in connection with stock options	-	-	-	-	15,487	-	-	15,487

Net income	-	-	-	-	-	-	78,643	78,643

Foreign currency translation adjustment	-	-	-	-	-	(35,383)	-	(35,383)

Balance, December 31, 2012	120,000	$3,000	5,200,623	$130,008	$7,302,352	$164,235	$65,190	$7,664,785

Compensation cost recognized in connection with stock options	-	-	-	-	5,163	-	-	5,163

Net loss	-	-	-	-	-	-	(375,176)	(375,176)

Foreign currency translation adjustment	-	-	-	-	-	(276,099)	-	(276,099)

Balance, December 31, 2013	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities
Net income (loss)	$(375,176)	$78,643
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	334,049	420,770
Deferred income taxes	(60,320)	(62,000)
Stock-based compensation	5,163	15,487
Bad debts	(6,557)	7,787
Inventory reserve	131,655	-
Gain on sale of property and equipment	(15,465)	(7,712)
(Increase) decrease in:
Accounts receivable	400,095	(546,917)
Inventory	380,003	(91,709)
Payments in advance	24,408	10,943
Prepaid expenses and other current assets	(218,337)	(48,296)
Income tax refunds receivable	(299)	-
Other receivables	(330,000)
Deposits	25,026	(10,986)
Increase (decrease) in:
Accounts payable and accrued expenses	76,255	(170,902)
Income taxes payable	(115,000)	(33,000)
Customer deposits	-	(265)
Net cash provided by (used in) operating activities	255,500	(438,157)

Cash flows from investing activities
Capital expenditures	(255,025)	(213,098)
Proceeds from sale of property and equipment	23,302	7,712
Increase (decrease) in short-term investments, net	253,133	(934)
Net cash provided by (used in) investing activities	21,410	(206,320)

Cash flows from financing activities
Proceeds from (repayments of) short-term loan, net	(3,986)	220,711
Net cash provided by (used in) financing activities	(3,986)	220,711

Effect of exchange rates on cash and cash equivalents	(105,583)	6,631

Net increase (decrease) in cash and cash equivalents	167,341	(417,135)
Cash and cash equivalents - beginning of year	667,671	1,084,806

Cash and cash equivalents - end of year	$835,012	$667,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,745	$11,103
Cash paid for income taxes	$2,419	$143,207

Other noncash investing and financing activities
Common stock issued for services	$5,163	$15,487

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Leatt Corporation (the “Company”) designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings CC (“Holdings”), designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Holdings, a South African incorporated company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment.

The Company’s products are manufactured in China and sold to customers worldwide through a global network of distributors and dealers. Leatt also acts as the original equipment manufacturer for neck braces and other personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. Global marketing and United States sales are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The Company established a wholly-owned subsidiary, Leatt New Zealand Limited (“New Zealand Limited”) during the first quarter of 2009. This Company acted as the distributor of Leatt-Brace® products in New Zealand, until the 4th quarter of 2011 when operations of New Zealand Limited ceased. The Company has appointed an unrelated third party distributor to distribute its products in the New Zealand market.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiaries: Two Eleven Distribution, LLC, Three Eleven Distribution (Pty) Ltd and Leatt New Zealand Limited. All significant intercompany transactions have been eliminated.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue and Cost Recognition - All manufacturing of Leatt-Brace products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors, dealers and directly to consumers when there are no dealers or distributors in their geographic area (collectively the "customers"). Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2013 and 2012 was $58,693 and $65,250, respectively.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the first- in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2013 and 2012 was $131,655 and $0, respectively.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: moulds and tools, 2 to 5 years; computer equipment and software, 2 to 5 years; office and other equipment, 3 to 6 years; vehicles, 3 to 5 years; leasehold improvements, 3 years. The costs of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2013 and 2012.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets – The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2013 or 2012.

Short-term Loan – The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $94,317 over eleven months including interest at 2.647% and has been repaid in full. The current short-term loan is payable in monthly installments of $91,014 over eleven months including interest at 2.647%.

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

Patent-related Costs – In connection with the Company’s license agreement with Holdings, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $121,963 and $242,430, respectively for the years ended December 31, 2013 and 2012.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Foreign Currency Transactions (Continued) - Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled ($276,099) and ($35,383), respectively, during the years ended December 31, 2013 and 2012.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2013 and 2012, the Company has no unrecognized tax benefits. The Company has been notified that its 2011 U.S. income tax return has been selected for examination, the timing of which has not been scheduled.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2013 and 2012, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options outstanding, that were anti-dilutive and therefore not included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income/loss at December 31, 2013 and 2012 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2013 and 2012, the Company’s uninsured bank balances totaled $705,436 and $605,824, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2013 and 2012, the Company's US revenue was concentrated in seven and six customers that accounted for approximately 37% and 37%, respectively, of annual US revenue.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (Continued) - As of December 31, 2013 and 2012, $632,792 or 20%, and $1,249,784, or 35% of the Company's accounts receivable, respectively, were due from these customers. For the years ended December 31, 2013 and 2012, the Company's international revenue was concentrated in five and five customers that accounted for approximately 38% and 38%, respectively, of annual international revenue. As of December 31, 2013 and 2012, $611,317, or 19%, and $537,719, or 15%, of the Company's accounts receivable, respectively, were due from these international customers.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2013 and 2012, annual revenues associated with international customers were $9,061,355 and $9,176,458, or 61% and 55% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recent Accounting Pronouncements – In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires entities to present information about significant items reclassified out of accumulated other comprehensive income (loss) by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The standard was effective for the Company in the third quarter of fiscal year 2012. As this standard impacts presentation only, the adoption did not have any impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued the accounting standard update, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity". The objective of the standard is to resolve the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This standard is effective prospectively beginning January 1, 2014. Management does not anticipate that the adoption of this standard will have a significant impact on the Company's consolidated financial statements.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued) - does not intend to use, the deferred tax asset to settle any additional income taxes that would result from the disallowance of a tax position. Otherwise, an unrecognized tax benefit is required to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. Previously, there was diversity in practice as no explicit guidance existed. The standard is effective for the Company on January 1, 2014. Management has determined that the adoption of this standard will not have a significant impact on the Company's consolidated financial statements.

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

In performing such evaluations, the Company utilizes historical experience as well as current market information. All products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2013 and 2012 was $131,655 and $0, respectively.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2013 and 2012 consisted of the following:

	2013	2012

Land	$462,466	$572,470
Molds and tools	1,507,073	1,291,427
Computer equipment and software	654,919	705,489
Office and other equipment	401,665	438,157
Vehicles	145,837	164,963
Leasehold improvements	117,907	142,241
	$3,289,867	$3,314,747

Accumulated depreciation	(2,398,139)	(2,187,040)
Property and equipment, net	$891,728	$1,127,707

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 5 -	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $144,302 and $168,710 as of December 31, 2013 and 2012 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	OTHER RECEIVABLES

In October 2013, the Company entered into a confidential settlement agreement to resolve alleged patent infringement claims and counter claims, under which the Company will receive a series of payments over time. The amount included in other receivables as of December 31, 2013 represents the amount of payments to be received in 2015 and thereafter.

NOTE 7 -	STOCKHOLDERS’ EQUITY

On September 20, 2012, the Company filed an amendment to its Certificate of Incorporation to effect a 1-for-25 reverse stock split of its common stock and the Company’s Series A Voting Convertible Preferred Stock (“preferred stock”) issued and outstanding on that date. The amendment also effected a reduction of the Company’s authorized common shares and preferred shares at the same ratio as the reverse stock split. As a result, the Company’s authorized common shares were reduced to 28,000,000 shares, with 5,200,623 shares issued and outstanding, and the Company’s authorized preferred shares were reduced to 1,120,000 shares, with 120,000 preferred shares issued and outstanding, without any change in the par value of such shares.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 7 -	STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2013, no options were granted or stock issued under the plan. During the year ended December 31, 2012, 208,000 stock options were granted at an exercise price of $1.00 per share, exercisable over a 5 year period. Of the options granted in 2012, 60% of the shares were vested with a compensation expense of $15,487 and 40% of the shares were unvested with unrecognized compensation values of $10,325. During the year ended December 31, 2013 an additional 20% of the shares vested with a compensation expense of $5,163. As of December 31, 2013, 20% of the shares were unvested with unrecognized compensation values of $5,162. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2012, was $0.13 per share.

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

NOTE 8 -	INCOME TAXES

The Company’s income tax expense (benefit) for the years ended December 31, 2013 and 2012 consists of the following components:

Current
Federal	$(113,160)	$108,098
State	1,600	1,600
	(111,560)	109,698

Deferred
Federal	(60,320)	(62,000)
	(60,320)	(62,000)

Income tax expense	$(171,880)	$47,698

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8 -	INCOME TAXES (Continued)

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2013	2012
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	6.00%	-5.00%
Timing and permanent differences	-9.00%	9.00%
Effect of fair value adjustment	0.00%	0.00%
Utilization of foreign exchange loss	0.00%	0.00%
	31.00%	38.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2013 and 2012 consist of the following:

	2013	2012
Deferred tax assets:
Accounts receivable	$20,000	$25,000
Inventory	75,000	-
Vacation accrual	15,000	22,000
Net operating loss carryforwards	1,067,000	876,000
Less valuation allowance	(1,067,000)	(876,000)
Deferred tax assets, net	$110,000	$47,000

Deferred tax liabilities:
Depreciation	$40,680	$38,000
Deferred tax liabilities, net	$40,680	$38,000

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2013 and 2012, the Company has approximately $12,050,000 and $9,900,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 8 -	INCOME TAXES (Continued)

The Company files a consolidated federal and separate company state income tax returns in the United States. The Company has been notified that its 2011 U.S. income tax return has been selected for examination, the timing of which has not been scheduled. As of December 31, 2013, the tax years that remain subject to examination are 2010 to 2013 for federal and 2010 to 2013 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2013 or 2012. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 9 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the braces worldwide and totaled $465,316 and $607,638 for the years ended December 31, 2013 and 2012. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2013 and 2012, accrued royalties totaled $76,755 and $46,444.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease commenced on November 1, 2012 and continues through April 30, 2015. The lease agreement calls for monthly base rent in the amount of $9,166 that will increase to $9,441 on May 1, 2014.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on December 15, 2011 and continues through December 15, 2014. The lease agreement calls for an initial monthly rent of $6,529 with an annual escalation percentage of 5%.

Minimum lease payments under non cancellable operating lease agreements in each of the years subsequent to December 31, 2013 are as follows:

2014	$173,208
2015	$37,764

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013 AND 2012

NOTE 10 -	COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense totaled $200,170 and $224,528, respectively, for the years ended December 31, 2013 and 2012.

Litigation/Potential Litigation

In the ordinary course of business, the Company is involved in various legal proceedings involving product liability and personal injury and intellectual property litigation. The Company is insured against loss for certain of these matters. The Company will record contingent liabilities resulting from asserted and unasserted claims against it when it is probable that a liability has been incurred and the amount of the loss is reasonably estimable. The Company will disclose contingent liabilities when there is a reasonable possibility that the ultimate loss will exceed the recorded liability. While the outcome of the currently pending litigation is not yet determinable, the ultimate exposure with respect to these matters cannot be ascertained. However, based on the information currently available to the Company, the Company does not expect that any liabilities or costs that might be incurred to resolve these matters will have a material adverse effect on the financial condition, results of operations, liquidity or cash flow of the Company.

NOTE 11 -	SUBSEQUENT EVENT

The Company has evaluated all subsequent events through March 19, 2014, the date the financial statements were released.

EXHIBIT INDEX

Exhibit
Number	Exhibit Title
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

4.10*	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy
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

10.5*	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7

Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K, filed on March 28, 2013)

10.8

Lease Agreement, dated December 15, 2011, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.9

Storage Rental Agreement, dated January 12, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.10 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.10	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11

Supply Agreement, dated May 1, 2011, between Leatt Corp. and Scott Sports SA (incorporated by reference to Exhibit 10.12 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.12*	Premium Finance Agreement, dated October 11, 2013, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald
10.14

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

10.16*	Premium Finance Agreement, dated June 1, 2013, between AFCO Acceptance Corp. and Leatt Corp.
10.17*	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

*	Filed herewith
**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.