Form 10-Q
period 2014-03-31
Leatt Corp
filed 2014-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

_______________________________________________________________
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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer (Do not check if a smaller reporting	Smaller reporting company [X]
company) [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [_]       No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2014

TABLE OF CONTENTS

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Loss	3
Consolidated Statement of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 7

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31 2014	December 31 2013
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$699,574	$835,012
Short-term investments	58,136	58,130
Accounts receivable	2,194,855	3,139,273
Inventory	3,622,337	3,259,274
Payments in advance	245,210	144,302
Income tax refunds receivable	299	299
Deferred tax asset	110,000	110,000
Prepaid expenses and other current assets	842,995	1,092,450
Total current assets	7,773,406	8,638,740

Property and equipment, net	897,897	891,728

Other Assets
Other receivables	300,000	330,000
Deposits	19,423	19,469
Intangible assets	89,270	89,960
Total other assets	408,693	439,429

Total Assets	$9,079,996	$9,969,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,802,505	$2,076,809
Short-term loan, net of finance charges	551,468	833,735
Total current liabilities	2,353,973	2,910,544

Deferred tax liabilities	40,638	40,680

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,309,942	7,307,515
Accumulated other comprehensive loss	(106,693)	(111,864)
Accumulated deficit	(650,872)	(309,986)
Total stockholders' equity	6,685,385	7,018,673

Total Liabilities and Stockholders' Equity	$9,079,996	$9,969,897

See accompanying notes to consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended
	March 31
	2014	2013
	Unaudited	Unaudited

Revenues	$3,523,475	$3,248,047

Cost of Revenues	1,627,774	1,653,034

Gross Profit	1,895,701	1,595,013

Product Royalty Income	20,815	37,462

Operating Expenses
Salaries and wages	527,046	579,140
Commissions and consulting expenses	166,017	123,173
Professional fees	334,056	364,595
Advertising and marketing	285,394	326,637
Office rent and expenses	60,118	73,403
Research and development costs	281,292	288,858
Bad debt expense	22,072	-
General and administrative expenses	504,954	541,173
Depreciation	77,519	94,026
Total operating expenses	2,258,468	2,391,005

Loss from Operations	(341,952)	(758,530)

Other Income
Interest and other income, net	1,066	3,789
Total other income	1,066	3,789

Net Loss Available to Common Shareholders	$(340,886)	$(754,741)

Net Loss per Common Share
Basic	$(0.07)	$(0.14)
Diluted	$(0.07)	$(0.14)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623
Diluted	5,200,623	5,200,623

Comprehensive Loss
Net Loss	$(340,886)	$(754,741)
Other comprehensive loss, net of $-0- deferred income taxes in 2014 and 2013
Foreign currency translation	5,171	(115,425)

Total Comprehensive Loss	$(335,715)	$(870,166)

See accompanying notes to consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2014

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid -	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	In Capital	Income (Loss)	Deficit	Total
Balance, January 1, 2014	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673
Compensation cost recognized in connection with stock options	-	-	-	-	2,427	-	-	2,427

Net loss	-	-	-	-	-	-	(340,886)	(340,886)

Foreign currency translation adjustment	-	-	-	-	-	5,171	-	5,171

Balance, March 31, 2014	120,000	$3,000	5,200,623	$130,008	$7,309,942	$(106,693)	$(650,872)	$6,685,385

See accompanying notes to consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities
Net loss	$(340,886)	$(754,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	77,519	94,026
Deferred income taxes	(42)	(560)
Stock-based compensation	2,427	-
Bad debts	22,072	7,787
Inventory reserve	89,522	-
Gain on sale of property and equipment	(167)	(2,844)
(Increase) decrease in:
Accounts receivable	922,346	1,221,521
Inventory	(452,585)	721,734
Payments in advance	(100,908)	32,550
Prepaid expenses and other current assets	249,455	169,940
Other receivables	30,000	-
Deposits	46	2,418
Increase (decrease) in:
Accounts payable and accrued expenses	(274,304)	(982,143)
Income taxes payable	-	(1,499)
Net cash provided by operating activities	224,495	508,189

Cash flows from investing activities
Capital expenditures	(88,691)	(30,265)
Proceeds from sale of property and equipment	167	2,844
Increase in short-term investments, net	(6)	(119)
Net cash used in investing activities	(88,530)	(27,540)

Cash flows from financing activities
Repayments of short-term loan, net	(282,267)	(266,760)
Net cash used in financing activities	(282,267)	(266,760)

Effect of exchange rates on cash and cash equivalents	10,864	(41,021)

Net increase (decrease) in cash and cash equivalents	(135,438)	172,868

Cash and cash equivalents - beginning	835,012	667,671

Cash and cash equivalents - ending	$699,574	$840,539

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,002	$4,033
Cash paid for income taxes	$-	$1,499

Other noncash investing and financing activities
Common stock issued for services	$2,427	$-

See accompanying notes to consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2013 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2014. The consolidated balance sheet as of March 31, 2014 and the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2014 and 2013, changes in stockholders’ equity for the three months ended March 31, 2014, cash flows for the three months ended March 31, 2014 and 2013, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2014 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2013 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the three months ended March 31, 2014 and 2013 was $221,177 and $0, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2014 was zero. There was no impairment of intangible assets at March 31, 2014.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $91,014 over an 11 month period at an APR of 2.647% .

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2014, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2014, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this quarterly report to:

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.1526 for its March 31, 2014 unaudited balance sheet.
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
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR10.5688 for its March 31, 2014 unaudited balance sheet;
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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen year-old motocross rider, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the brace likely saved his life—or saved him from quadriplegia—by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

  Protection of Intellectual Property – We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation and we may be required to do so in the future. Although we have intellectual property insurance to assist us in lessening the costs of expensive litigation, such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013

The following table summarizes the results of our operations during the three-month periods ended March 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,				Percentage
	2014	2013	$	Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$3,523,475	$3,248,047		$275,428	8%
COST OF REVENUES	1,627,774	1,653,034		$(25,260)	-2%
GROSS PROFIT	1,895,701	1,595,013		$300,688	19%
PRODUCT ROYALTY INCOME	20,815	37,462		$(16,647)	-44%
OPERATING EXPENSES			$
Salaries and Wages	527,046	579,140		$(52,094)	-9%
Commissions and Consulting	166,017	123,173		$42,844	35%
Professional Fees	334,056	364,595		$(30,539)	-8%
Advertising and Marketing	285,394	326,637		$(41,243)	-13%
Office Rent and Expenses	60,118	73,403		$(13,285)	-18%
Research and Development Costs	281,292	288,858		$(7,566)	-3%
Bad debt expense	22,072	-		$22,072	100%
General and Administrative	504,954	541,173		$(36,219)	-7%
Depreciation	77,519	94,026		$(16,507)	-18%
Total Operating Expenses	2,258,468	2,391,005		$(132,537)	-6%
LOSS FROM OPERATIONS	(341,952)	(758,530)		$416,578	55%
Other Income	1,066	3,789		$(2,723)	-72%
NET LOSS	$(340,886)	$(754,741)		$413,855	55%

Revenues – We earn revenues from the sale of our Protective gear comprising of braces, body armor and other products, parts and accessories in the United States and abroad. Revenues for the three months ended March 31, 2014 were $3.5 million, an 8% increase, compared to revenues of $3.2 million for the quarter ended March 31, 2013. For the three months ended March 31, 2014 and 2013, revenues associated with international customers were $1.97 million and $1.75 million, or 56% and 54% of revenues, respectively.

The following table sets forth our revenues by product line for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	% of	2013	% of
		Revenues		Revenues
Neck Braces	$1,944,992	55%	$1,817,374	56%
Body Armor	1,390,851	40%	1,230,215	38%
Other Products, Parts and Accessories	187,632	5%	200,458	6%
	$3,523,475	100%	$3,248,047	100%

Sales of our flagship Neck Brace accounted for $1.94 million and $1.82 million, or 55% and 56% of our revenues for the three-month periods ending March 31, 2014 and 2013, respectively. The increase in Neck Brace revenues earned from sales was primarily due to the successful introduction of the revolutionary Fusion 2.0 Junior and re-designed 5.5 Neck Brace products during the fourth quarter of 2013.

Our Body Armor products are comprised of chest protectors, full body protectors, body protection vests, back protectors, knee and elbow guards. Body Armor sales accounted for $1.39 million and $1.23 million or 40% and 38% of our revenues for the three-month periods ending March 31, 2014 and 2013, respectively. The 13% increase in Body Armor revenues was primarily due to an 11% increase in the volume of Body Armor products sold during the 2014 period over the volume of such products sold during the 2013 period. We believe that this increase in sales volume is attributable to the continued worldwide market acceptance of the Company's expanded Body Armor product range.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.19 million and $0.2 million, or 5% and 6% of our revenues for the quarters ending March 31, 2014 and 2013, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to decreased sales of aftermarket support items during the 2014 period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2014 and 2013 were $1.6 million and $1.7 million, respectively. Gross Profit for the quarters ended March 31, 2014 and 2013 were $1.9 million and $1.6 million, respectively, or 54% and 49% of revenues respectively. The increase in gross profit margin was primarily due to improved gross profit margins earned on Body Armor products. Although our Body Armor products continued to generate a lower gross margin than do Neck Brace products, and they represent 40% of the total company sales in the first quarter of 2014, as compared to 38% in the first quarter of 2013, the Company was able to improve the gross profit margin on these products as volumes increased and supplier arrangements improved. Additionally, the gross profit margin attributable to Neck Brace revenues in the United States improved due to the successful introduction of the Fusion 2.0 Junior and 5.5 Neck Brace. Neck Brace margins improved in the US due to the sale of our new neck brace products at higher margins, as well as a decrease in the need to close out older inventory as compared to the prior year period.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the three months ended March 31, 2014 and 2013 were $20,815 and $37,462, respectively. The 44% decrease in product royalty income is due to decreased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2014 and 2013 were $527,046 and $579,140, respectively. This 9% decrease in salaries and wages is primarily due to the streamlining of the Company’s US operational, administrative and selling activities during the 2014 period.

Commissions and Consulting Expense – During the quarters ended March 31, 2014 and 2013, commissions and consulting expenses were $166,017 and $123,173, respectively. This 35% increase in commissions and consulting expenses is primarily due to increased commissions paid to the Company’s incentivized European sale staff during the 2014 period.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2014 and 2013 were $334,056 and $364,595, respectively. This 8% decrease in professional fees is primarily due to decreased spending on patent maintenance fees. During the first quarter of 2013, significant patent costs were incurred due to the patent application process. These patents have since been fully filed or granted.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines, online media and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the quarters ended March 31, 2014 and 2013 were $285,394 and $326,637, respectively. The 13% decrease in advertising and marketing expenditures during the 2014 period is primarily due to the Company’s continued focus on online, digital asset based marketing campaigns that are more cost effective than traditional print advertising campaigns.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2014 and 2013 were $60,118 and $73,403, respectively. The 18% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space that was previously occupied by Two Eleven, the Company’s US subsidiary and distributor.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2014 and 2013, decreased to $281,292 from $288,858, respectively. The 3% decrease in research and development costs is a result of outsourcing of certain research and development functions that resulted in cost savings.

Bad Debt Expense – Bad debt expense for the three months ended March 31, 2014 and 2013 were $22,072 and $0 respectively. This 100% increase in bad debt expense relates primarily to the write off of a debt owing by a US customer that went out of business.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office, courier and computer supplies. General and administrative expenses for the quarters ended March 31, 2014 and 2013 were $504,954 and $541,173, respectively. The 7% decrease in general and administrative expenses is primarily as a result of decreased spending on courier and communication costs during the 2014 period.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2014 and 2013 were $77,519 and $94,026, respectively. This 18% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the 2014 period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses decreased by $132,537 in the three months ended March 31, 2014, or 6%, to $2.26 million, compared to $2.39 million in the 2013 period. This decrease is primarily due to decreased advertising and marketing expenses, salaries, general and administrative expenses and professional fees.

Net loss –The net loss after income taxes for the quarter ended March 31, 2014 was $340,886 down from the net loss after income taxes of $754,741 for the quarter ended March 31, 2013. This decrease in net loss is primarily due to the increased revenues and decreased cost of revenues and operating costs discussed above.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents of $0.7 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

		Mar-31
	2014	2013
Net cash provided by operating activities	$224,495	$508,189
Net cash used in investing activities	$(88,530)	$(27,540)
Net cash used in financing activities	$(282,267)	$(266,760)
Effect of exchange rate changes on cash and cash equivalents	$10,864	$(41,021)
Net (decrease) increase in cash and cash equivalents	$(135,438)	$172,868
Cash and cash equivalents at the beginning of period	$835,012	$667,671
Cash and cash equivalents at the end of period	$699,574	$840,539

Cash decreased by $135,438, or 16%, for the three months ended March 31, 2014. The primary sources of cash for the three months ended March 31, 2014 were decreased accounts receivables of $922,346 and decreased prepaid expenses and other assets of $249,455. The primary uses of cash for the three months ended March 31, 2014 was a net loss of $340,886, increased inventories of $452,285, decreased accounts payable of $274,304 and repayment of short-term loan of $282,267. As of March 31, 2014, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 11, 2013, between the Company and AFCO Acceptance Corporation “AFCO,” the company is obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As at March 31, 2014, the Company had not defaulted on its payment obligations under this agreement.

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

There have been no material changes in our critical accounting policies or critical accounting estimates since December 31, 2013. We have not adopted any accounting policies since December 31, 2013 that have or will have a material impact on our consolidated financial statements. For further discussion of our accounting policies see the “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements, as of and for the year ended December 31, 2013 included in our annual report on Form 10-K filed for the period, as well as the notes in this Form 10-Q.

We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, estimating allowances for doubtful accounts receivable, inventory valuation, impairment of long-lived assets and accounting for income taxes.

Revenue and Cost Recognition - All manufacturing of Leatt products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area (collectively the "customers"). Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Our distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $221,177 as of March 31, 2014 and the addition to the reserve was $89,522 and $0 for the quarters ended March 31, 2014 and 2013, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2014 and 2013.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The new guidance changes the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the new guidance, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. The revised standard will allow an entity to have certain continuing cash flows or involvement with the component after the disposal, and requires expanded disclosures. The standard is effective for reporting periods beginning after December 15, 2014. Management does not anticipate that the adoption of this standard will have a significant impact on the Company's consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief

Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On December 30, 2011, Scott Scarvelli, a motorcycle rider, and his parents, brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims. The Scarvellis had alleged that defective product design and failure to warn had caused the then fifteen year-old Scott, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The plaintiffs were seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. However, the Company produced evidence at trial showing that Scott’s thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the brace likely saved his life—or saved him from quadriplegia—by preventing cervical spine injury. After a two-week trial ending on April 17, 2014, a federal jury returned a defense verdict for the Company.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2013.

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

_____________________________
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

Date: May 13, 2014	LEATT CORPORATION

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

_______________________
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