Form 10-Q
period 2014-06-30
Leatt Corp
filed 2014-08-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT /CORPORATION

Quarterly Report on Form 10-Q
Three and Six Months Ended June 30, 2014

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30 2014	December 31 2013
	Unaudited	Audited

ASSETS

Current Assets

Cash and cash equivalents	$640,184	$835,012
Short-term investments	58,142	58,130
Accounts receivable	2,272,757	3,139,273
Inventory	3,458,175	3,259,274
Payments in advance	479,454	144,302
Income tax refunds receivable	299	299
Deferred tax asset	110,000	110,000
Prepaid expenses and other current assets	611,004	1,092,450
Total current assets	7,630,015	8,638,740

Property and equipment, net	844,039	891,728
Other Assets
Other receivables	270,000	330,000
Deposits	17,264	19,469
Intangible assets	89,189	89,960
Total other assets	376,453	439,429
Total Assets	$8,850,507	$9,969,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,824,556	$2,076,809
Short-term loan, net of finance charges	325,883	833,735
Total current liabilities	2,150,439	2,910,544

Deferred tax liabilities	40,633	40,680

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,309,942	7,307,515
Accumulated other comprehensive loss	(102,809)	(111,864)
Accumulated deficit	(680,706)	(309,986)
Total stockholders' equity	6,659,435	7,018,673
Total Liabilities and Stockholders' Equity	$8,850,507	$9,969,897

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Six Months Ended
	June 30		June 30
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$4,167,394	$3,616,598	$7,690,869	$6,864,645

Cost of Revenues	1,858,390	1,830,720	3,486,164	3,483,754

Gross Profit	2,309,004	1,785,878	4,204,705	3,380,891

Product Royalty Income	50,448	142,224	71,263	179,686

Operating Expenses
Salaries and wages	576,177	552,501	1,103,223	1,131,641
Commissions and consulting expenses	141,234	159,996	307,251	283,169
Professional fees	280,466	451,516	614,522	816,111
Advertising and marketing	389,659	403,688	675,053	730,325
Office rent and expenses	61,867	59,411	121,985	132,814
Research and development costs	333,035	276,747	614,327	565,605
Bad debt expense	223	-	22,295	-
General and administrative expenses	541,284	559,511	1,046,238	1,100,684
Depreciation	69,989	97,429	147,508	191,455
Total operating expenses	2,393,934	2,560,799	4,652,402	4,951,804

Loss from Operations	(34,482)	(632,697)	(376,434)	(1,391,227)

Other Income (Expense)
Interest and other income (expense), net	4,528	(2,647)	5,594	1,142
Total other income (expense)
	4,528	(2,647)	5,594	1,142
Loss Before Income Taxes	(29,954)	(635,344)	(370,840)	(1,390,085)

Income Taxes	(120)	920	(120)	920

Net Loss Available to Common Shareholders	$(29,834)	$(636,264)	$(370,720)	$(1,391,005)

Net Loss per Common Share
Basic	$(0.01)	$(0.12)	$(0.07)	$(0.27)
Diluted	$(0.01)	$(0.12)	$(0.07)	$(0.27)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623	5,200,623	5,200,623
Diluted	5,200,623	5,200,623	5,200,623	5,200,623

Comprehensive Loss
Net Loss	$(29,834)	$(636,264)	$(370,720)	$(1,391,005)
Other comprehensive loss, net of $-0- deferred income taxes in 2014 and 2013
Foreign currency translation	3,884	(101,109)	9,055	(216,534)

Total Comprehensive Loss	$(25,950)	$(737,373)	$(361,665)	$(1,607,539)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2014

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Accumulated
					Paid - In
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Total

Balance, January 1, 2014	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673

Compensation cost recognized in connection with stock options	-	-	-	-	2,427	-	-	2,427

Net loss	-	-	-	-	-	-	(370,720)	(370,720)

Foreign currency translation adjustment	-	-	-	-	-	9,055	-	9,055

Balance, June 30, 2014	120,000	$3,000	5,200,623	$130,008	$7,309,942	$(102,809)	$(680,706)	$6,659,435

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	2014	2013
Cash flows from operating activities
Net loss	$(370,720)	$(1,391,005)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	147,508	191,455
Deferred income taxes	(47)	(971)
Stock-based compensation	2,427	-
Inventory reserve	165,165	-
Gain on sale of property and equipment	(3,938)	366
(Increase) decrease in:
Accounts receivable	866,516	734,333
Inventory	(364,066)	465,887
Payments in advance	(335,152)	48,131
Prepaid expenses and other current assets	481,446	521,152
Other receivables	60,000	-
Deposits	2,205	2,873
Increase (decrease) in:
Accounts payable and accrued expenses	(252,253)	62,247
Income taxes payable	-	(1,499)
Net cash provided by operating activities	399,091	632,969

Cash flows from investing activities
Capital expenditures	(19,250)	(51,316)
Proceeds from sale of property and equipment	6,699	2,844
Increase in short-term investments, net	(12)	(232)
Net cash used in investing activities	(12,563)	(48,704)

Cash flows from financing activities
Repayments of short-term loan, net	(507,852)	(529,813)
Net cash used in financing activities	(507,852)	(529,813)

Effect of exchange rates on cash and cash equivalents	(73,504)	(90,703)

Net decrease in cash and cash equivalents	(194,828)	(36,251)

Cash and cash equivalents - beginning	835,012	667,671

Cash and cash equivalents - ending	$640,184	$631,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,495	$7,994
Cash paid for income taxes	$-	$2,419

Other noncash investing and financing activities
Common stock issued for services	$2,427	$-

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2013 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2014. The consolidated balance sheet as of June 30, 2014 and the consolidated statements of operations and comprehensive loss for the three months and six months ended June 30, 2014 and 2013, changes in stockholders’ equity for the six months ended June 30, 2014, cash flows for the six months ended June 30, 2014 and 2013, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2014 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the six months ended June 30, 2014 and 2013 was $296,820 and $0, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2014 was zero. There was no impairment of intangible assets at June 30, 2014.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies, one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The US short-term loan is payable in monthly installments of $91,014 over an 11 month period at an APR of 2.647% and the South African short-term loan is payable in monthly installments of $1,839 over a 10 month period at a flat interest rate of 3.50%.

The Company carries directors and officers liability insurance. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $4,997, at a 2.647% annual interest rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2014, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months and six months ended June 30, 2014, the Company had 328,000 potential common shares, consisting of 120,000 preferred shares and 208,000 stock options, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.1361 for its June 30, 2014 unaudited balance sheet.
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
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR10.5784 for its June 30, 2014 unaudited balance sheet.

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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen year-old motocross rider, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The plaintiffs are appealing the verdict. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month and six-month periods ended June 30, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013

The following table summarizes the results of our operations during the three-month periods ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,				Percentage
	2014	2013		$Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$4,167,394	$3,616,598		$550,796	15%
COST OF REVENUES	1,858,390	1,830,720		$27,670	2%
GROSS PROFIT	2,309,004	1,785,878		$523,126	29%
PRODUCT ROYALTY INCOME	50,448	142,224		$(91,776)	-65%
OPERATING EXPENSES			$
Salaries and Wages	576,177	552,501		$23,676	4%
Commissions and Consulting	141,234	159,996		$(18,762)	-12%
Professional Fees	280,466	451,516		$(171,050)	-38%
Advertising and Marketing	389,659	403,688		$(14,029)	-3%
Office Rent and Expenses	61,867	59,411		$2,456	4%
Research and Development Costs	333,035	276,747		$56,288	20%
Bad debt expense	223	-		$223	100%
General and Administrative	541,284	559,511		$(18,227)	-3%
Depreciation	69,989	97,429		$(27,440)	-28%
Total Operating Expenses	2,393,934	2,560,799		$(166,865)	-7%
LOSS FROM OPERATIONS	(34,482)	(632,697)		$598,215	95%
Other Income (Expense)	4,528	(2,647)		$7,175	271%
LOSS BEFORE INCOME TAXES	(29,954)	(635,344)		$605,390	95%
Income Taxes	(120)	920		$(1,040)	-113%
NET LOSS	$(29,834)	$(636,264)		$606,430	95%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor and other products, parts and accessories both in the United States and internationally. For the three months ended June 30, 2014 and 2013, revenues associated with international customers were $2.36 million and $2.23 million, or 57% and 62% of revenues, respectively. Revenues for the three months ended June 30, 2014 were $4.17 million, a 15% increase, compared to revenues of $3.62 million for the quarter ended June 30, 2013. This increase in revenues is attributable to a $0.80 million increase in neck brace sales, which was partially offset by a $0.26 million decrease in body armor sales during the period ended June 30, 2014.

The following table sets forth our revenues by product line for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	%of	2013	%of
		Revenues		Revenues
Neck Braces	$2,559,562	61%	$1,763,513	49%
Body Armor	1,399,785	34%	1,655,351	46%
Other Products, Parts and Accessories	208,047	5%	197,734	5%
	$4,167,394	100%	$3,616,598	100%

Sales of our flagship Neck Brace accounted for $2.56 million and $1.76 million, or 61% and 49% of our revenues for the quarters ending June 30, 2014 and 2013, respectively. The 45% increase in Neck Brace revenues is primarily as a result of the successful market acceptance of the Fusion 2.0 Junior and 5.5 Neck Brace both in the United States and abroad.

Our Body Armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, and knee and elbow guards. Body Armor sales accounted for $1.4 million and $1.66 million, or 34% and 46% of our revenues for the quarters ending June 30, 2014 and 2013, respectively. The 15% decrease in Body Armor revenues was primarily due to a decrease in the volume of Body Armor units sold to our international distributors during the period.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.21 million and $0.20 million, or 5% and 5% of our revenues for the quarters ending June 30, 2014 and 2013, respectively. The increase in our Other Products, Parts and Accessories is primarily due to marginally higher sales of hydration kits during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2014 and 2013 were $1.86 million and $1.83 million, respectively. Gross Profit for the quarters ended June 30, 2014 and 2013 were $2.31 million and $1.79 million, respectively, or 55% and 49% of revenues respectively. The increase in gross profit margin was primarily due to increased Neck Brace sales in the United States and internationally. Our flagship Neck Brace product range continues to generate a higher gross margin than Body Armor products and they represent 61% of the total Company sales in the second quarter of 2014, as compared to 49% in the second quarter of 2013.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the three months ended June 30, 2014 and 2013 were $50,448 and $142,224, respectively. The 65% decrease in product royalty income is due to decreased revenues from sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2014 and 2013 were $576,177 and $552,501, respectively. This 4% increase in salaries and wages is primarily due to the employment of additional US sales management staff, as well as the restructuring of US sales staff remuneration packages.

Commissions and Consulting Expense – During the quarters ended June 30, 2014 and 2013, commissions and consulting expenses were $141,234 and $159,996, respectively. This 12% decrease in commissions and consulting expenses is primarily due to the restructuring of US sales staff remuneration packages.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection, product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2014 and 2013 were $280,466 and $451,516, respectively. This 38% decrease in professional fees is primarily due to decreased spending on patent litigation during the 2014 period. The Company settled various patent infringement lawsuits during the year ended December 31, 2013.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and we sponsor a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2014 and 2013 were $389,659 and $403,688, respectively. The 3% decrease in advertising and marketing expenditures during the 2014 period is primarily due to the Company’s continued focus on online marketing campaigns that are more cost effective and reach a wider audience than the more traditional print based campaigns.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2014 and 2013 were $61,867 and $59,411, respectively. The 4% increase in office rent and expenses is primarily the result of the annual rental escalation for our Two Eleven facilities.

Research and Development Costs – Research and development costs consist of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2014, increased to $333,035, from $276,747 during the same 2013 quarter. The 20% increase in research and development costs is a result of costs incurred to develop the Company’s widening range of innovative products.

Bad Debt Expense – Bad debt expense for the quarters ended June 30, 2014 and 2013 were $223 and $0, respectively. This marginal increase in Bad Debt Expense is due to the write off of an immaterial unrecoverable debt.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2014 and 2013 were $541,284 and $559,511, respectively. The 3% decrease in general and administrative expenses is primarily as a result of decreased spending on international travel during the 2014 period, that was partially setoff by increased spending on courier and postage as a result of the research and development activities referred to above.

Depreciation Expense – Depreciation expense for the quarters ended June 30, 2014 and 2013 were $69,989 and $97,429, respectively. This 28% decrease in depreciation is primarily as a result of various assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses decreased by $166,865 to $2,393,934 in the three months ended June 30, 2014, or 7%, compared to $2,560,799 in the 2013 period. This decrease is primarily due to decreased spending on professional fees relating to patent litigation, that were partially offset by increased spending on the research and development costs discussed above.

Net loss – The net loss after income taxes for the quarter ended June 30, 2014 was $29,834, as opposed to net loss after income taxes of $636,264 for the quarter ended June 30, 2013. This decrease in net loss is primarily due to increased revenues and decreased cost of revenues and operating costs discussed above.

Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013

The following table summarizes the results of our operations during the six-month periods ended June 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,				Percentage
	2014	2013		$ Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$7,690,869	$6,864,645		$826,224	12%
COST OF REVENUES	3,486,164	3,483,754		$2,410	0%
GROSS PROFIT	4,204,705	3,380,891		$823,814	24%
PRODUCT ROYALTY INCOME	71,263	179,686		$(108,423)	-60%
OPERATING EXPENSES			$
Salaries and Wages	1,103,223	1,131,641		$(28,418)	-3%
Commissions and Consulting	307,251	283,169		$24,082	9%
Professional Fees	614,522	816,111		$(201,589)	-25%
Advertising and Marketing	675,053	730,325		$(55,272)	-8%
Office Rent and Expenses	121,985	132,814		$(10,829)	-8%
Research and Development Costs	614,327	565,605		$48,722	9%
Bad debt expense	22,295	-		$22,295	100%
General and Administrative	1,046,238	1,100,684		$(54,446)	-5%
Depreciation	147,508	191,455		$(43,947)	-23%
Total Operating Expenses	4,652,402	4,951,804		$(299,402)	-6%
LOSS FROM OPERATIONS	(376,434)	(1,391,227)		$1,014,793	73%
Other Income	5,594	1,142		$4,452	390%
LOSS BEFORE INCOME TAXES	(370,840)	(1,390,085)		$1,019,245	73%
Income Taxes	(120)	920		$(1,040)	-113%
NET LOSS	$(370,720)	$(1,391,005)		$1,020,285	73%

Revenues – For the six months ended June 30, 2014 and 2013, revenues associated with international customers were $ 4.33 million and $3.98 million, or 56% and 58% of revenues, respectively. Revenues for the six months ended June 30, 2014 were $7.69 million, a 12% increase, compared to revenues of $6.86 million for the six-month period ended June 30, 2013. This increase in revenues is attributable to a $0.92 million increase in neck brace sales, which was partially offset by a $0.09 million decrease in body armor sales during the period ended June 30, 2014.

The following table sets forth our revenues by product line for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	% of	2013	% of
		Revenues		Revenues
Neck Braces	$4,504,554	59%	$3,580,887	52%
Body Armor	2,790,636	36%	2,886,621	42%
Other Products, Parts and Accessories	395,679	5%	397,137	6%
	$7,690,869	100%	$6,864,645	100%

Sales of our flagship Neck Brace accounted for $4.50 million and $3.58 million, or 59% and 52% of our revenues for the six-month period ended June 30, 2014 and 2013, respectively. The 26% increase in Neck Brace revenues is primarily as a result of the successful market acceptance of the Fusion 2.0 Junior and 5.5 Neck Brace in both the United States and abroad. Additionally, Neck Brace revenues increased in the 2014 period due to sales of new brace products at full value as compared to sales of older brace products at reduced close out prices in the prior year period.

Body Armor sales accounted for $2.79 million and $2.89 million, or 36% and 42% of our revenues for the six-month period ended June 30, 2014 and 2013, respectively. The 3% decrease in Body Armor revenues was primarily due to a decrease in the volume of body armor units sold to our international distributors during the period.

Other Products, Parts and Accessories sales remained stable at $395,679 or 5% of revenues for the six-month period ended June 30, 2014, as compared to $397,137, or 6% of our revenues during the same 2013 period.

Cost of Revenues and Gross Profit – Cost of revenues for the six-month period ended June 30, 2014 and 2013 were $3.49 million and $3.48 million, respectively. Gross Profit for the six-month period ended June 30, 2014 and 2013 were $4.20 million and $3.38 million, respectively, or 55% and 49% of revenues respectively. The increase in gross profit margin was primarily due to increased Neck Brace sales in the United States and abroad. The Company’s flagship Neck Brace product range continues to generate a higher gross margin than Body Armor products and they represent 59% of the total Company sales for the six-month period ended June 30, 2014, as compared to 52% for the six-month period ended June 30, 2013. Additionally, Neck Brace margins improved in the United States due to a decrease in the close out of older inventory as compared to the prior year period.

Product Royalty Income – Product royalty income for the six months ended June 30, 2014 and 2013 were $71,263 and $179,686, respectively. The 60% decrease in product royalty income is due to decreased revenues from sales of licensed products by licensees during the 2014 period.

Salaries and Wages – Salaries and wages for the six-month period ended June 30, 2014 and 2013 were $1,103,223 and $1,131,641, respectively. This 3% decrease in salaries and wages is primarily due to the streamlining of the Company’s US operational and selling activities during the 2014 period.

Commissions and Consulting Expense – During the six-month period ended June 30, 2014 and 2013, commissions and consulting expenses were $307,251 and $283,169, respectively. This 9% increase in commissions and consulting expenses is primarily due to increased commission paid to the Company’s European commissioned sales staff during the 2014 period.

Professional Fees – Professional fees for the six-month period ended June 30, 2014 and 2013 were $614,522 and $816,111, respectively. This 25% decrease in professional fees is primarily due to decreased spending on patent maintenance and litigation during the 2014 period. The Company settled various patent infringement lawsuits during the year ended December 31, 2013. Additionally, significant patent costs were incurred during the first quarter of 2013 as part of our application for additional patents which have since been fully filed or granted.

Advertising and Marketing – Advertising and marketing expenses for the six-month period ended June 30, 2014 and 2013 were $675,053 and $730,325, respectively. The 8% decrease in advertising and marketing expenditures during the 2014 period is primarily due to the Company’s continued focus on online and digital based marketing campaigns that are designed to be more cost effective and wider reaching than print advertising campaigns.

Office Rent and Expenses – Office rent and expenses for the six-month period ended June 30, 2014 and 2013 were $121,985 and $132,814, respectively. The 8% decrease in office rent and expenses during the 2014 period is primarily the result of the consolidation of additional warehouse space that was previously occupied by Two Eleven.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month period ended June 30, 2014 and 2013, increased to $614,327 from $565,605, respectively. This 9% increase in research and development costs during the 2014 period is a result of direct costs incurred to develop the Company’s widening range of innovative products.

Bad Debt Expense – Bad debt expense for the six-month period ended June 30, 2014 and 2013 were $22,295 and $0, respectively. This 100% increase in bad debt expense during the 2014 period relates primarily to the write off of a debt owing by a US customer that went out of business.

General and Administrative Expenses – General and administrative expenses for the six-month period ended June 30, 2014 and 2013 were $1,046,238 and $1,100,684, respectively. The 5% decrease in general and administrative expenses during the 2014 period is primarily as a result of decreased expenditure on communication and international travel costs.

Depreciation Expense – Depreciation expense for the six-month period ended June 30, 2014 and 2013 were $147,508 and $191,455, respectively. This 23% decrease in depreciation expense during the 2014 period is primarily as a result of various assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses decreased by $299,402 to $4,652,402 in the six months ended June 30, 2014, or 6%, compared to $4,951,804 in the 2013 period. This decrease is primarily due to decreased professional fees relating to patent litigation and maintenance during the 2014 period discussed above.

Net loss –The net loss after income taxes for the six-month period ended June 30, 2014 was $370,720, as opposed to the net loss after income taxes of $1,391,005 for the six-month period ended June 30, 2013. This decrease in net loss is primarily due to increased revenues and decreased cost of revenues and operating costs discussed above.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents of $0.6 million and $0.05 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2014	2013
Net cash provided by operating activities	$399,091	$632,969
Net cash used in investing activities	$(12,563)	$(48,704)
Net cash used in financing activities	$(507,852)	$(529,813)
Effect of exchange rate changes on cash and cash equivalents	$(73,504)	$(90,703)
Net (decrease) in cash and cash equivalents	$(194,828)	$(36,251)
Cash and cash equivalents at the beginning of period	$835,012	$667,671
Cash and cash equivalents at the end of period	$640,184	$631,420

Cash decreased by $194,828, or 23%, for the six months ended June 30, 2014. The primary sources of cash for the six months ended June 30, 2014 were decreased accounts receivables of $866,516 and decreased prepaid expenses and other assets of $481,446. The primary uses of cash for the six months ended June 30, 2014 was a net loss of $370,720, increased inventories of $364,066, increased payments in advance of $335,152 relating primarily to deposits paid for molds under development, and the repayment of a short-term loan of $507,852. As of June 30, 2014, we did not have any credit facilities or significant amounts owed to third party lenders.

The Company is currently meeting its working capital needs through cash on hand, as well as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.

Pursuant to a Premium Finance Agreement, dated October 11, 2013, between the Company and AFCO Acceptance Corporation “AFCO,” the company is obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2014, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated June 9, 2014, between the Company and AFCO Acceptance Corporation “AFCO,” the company is obligated to pay AFCO an aggregate sum of $59,244 in eleven payments of $4,997 at a 2.647% annual interest rate, commencing on June 1, 2014 and ending on April 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2014, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $296,820 and $0 as of June 30, 2014 and 2013, respectively. The addition to the reserve was $165,165 and $0 for the quarters ended June 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended June 30, 2014 and 2013.

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

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Management has not yet assessed the method of adoption or the expected impact the new standard will have on the Company's consolidated financial statements.

The Company does not believe there are any other recent accounting pronouncements that would have a material impact on its financial position or results of operations.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On December 30, 2011, a motorcycle rider brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims in connection with injury allegedly suffered by him during an October 2011 accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. Although discovery is completed, the case is not yet set for trial. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  In February 2012, Scott Scarvelli, a motorcycle rider, and his parents, brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims. The Scarvellis had alleged that defective product design and failure to warn had caused the then fifteen year-old Scott, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The plaintiffs were seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. However, the Company produced evidence at trial showing that Scott’s thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life—or saved him from quadriplegia—by preventing cervical spine injury. After a two-week trial ending on April 17, 2014, a federal jury returned a defense verdict for the Company which the plaintiff is appealing. The Company believes that the lawsuit is without merit and will continue to defend itself.

  On July 24, 2012, a motorcycle rider brought suit against the Company in Los Angeles (CA) Superior Court for alleged negligence, strict product liability, breach of expressed and implied warranties in connection with injury allegedly suffered by him during a September 2010 accident while wearing one of the Company’s products. The plaintiff is seeking damages, together with interest and costs of bringing the action. Trial is currently scheduled to commence January 21, 2015. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. The litigation is still at an early stage and so a trial date has not yet been set. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death and other relief. The case was timely removed to federal court. Trial is currently scheduled to commence November 18, 2014. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  In February 2013, a lawsuit was filed against the Company on behalf of a motorcycle rider in Clark County District Court of Nevada for alleged product defect, failure to warn and negligence. The plaintiff is seeking damages, together with interest and costs of bringing the action. The litigation is at an early stage and so no trial date has been set. The Company believes that the lawsuit is without merit and will vigorously defend itself.

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

Date: August 14, 2014	LEATT CORPORATION

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

_____________
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