Form 10-Q
period 2014-09-30
Leatt Corp
filed 2014-11-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2014 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three and Nine Months Ended September 30, 2014

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Page(s)
Financial Statements
Consolidated Balance Sheets	2
Consolidated Statements of Operations and Comprehensive Loss	3
Consolidated Statement of Changes in Stockholders' Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6 - 7

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
ASSETS

	September 30, 2014	December 31, 2013
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$820,371	$835,012
Short-term investments	58,147	58,130
Accounts receivable	1,464,776	3,139,273
Inventory	3,123,104	3,259,274
Payments in advance	395,239	144,302
Income tax refunds receivable	25,299	299
Deferred tax asset	110,000	110,000
Prepaid expenses and other current assets	382,117	1,092,450
Total current assets	6,379,053	8,638,740

Property and equipment, net	834,482	891,728

Other Assets
Other receivables	240,000	330,000
Deposits	16,893	19,469
Intangible assets	83,795	89,960
Total other assets	340,688	439,429

Total Assets	$7,554,223	$9,969,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,183,727	$2,076,809
Short-term loan, net of finance charges	36,187	833,735
Total current liabilities	1,219,914	2,910,544

Deferred tax liabilities	40,300	40,680

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,309,942	7,307,515
Accumulated other comprehensive loss	(205,044)	(111,864)
Accumulated deficit	(943,897)	(309,986)
Total stockholders' equity	6,294,009	7,018,673

Total Liabilities and Stockholders' Equity	$7,554,223	$9,969,897

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$3,468,761	$2,243,598	$11,159,630	$9,108,243

Cost of Revenues	1,584,460	1,071,522	5,070,624	4,555,276

Gross Profit	1,884,301	1,172,076	6,089,006	4,552,967

Product Royalty Income	65,083	105,328	136,346	285,014

Operating Expenses
Salaries and wages	547,955	508,641	1,651,178	1,640,282
Commissions and consulting expenses	134,692	142,866	441,943	426,035
Professional fees	209,168	197,672	823,690	1,013,783
Advertising and marketing	320,449	339,578	995,502	1,069,903
Office rent and expenses	61,807	62,528	183,792	195,342
Research and development costs	288,904	274,218	903,231	839,823
Bad debt expense	16,357	-	38,652	-
General and administrative expenses	565,004	518,537	1,611,242	1,619,221
Depreciation	67,075	60,585	214,583	252,040
Total operating expenses	2,211,411	2,104,625	6,863,813	7,056,429

Loss from Operations	(262,027)	(827,221)	(638,461)	(2,218,448)

Other Income (Expense)
Interest and other income (expense), net	(914)	4,505	4,680	5,647
Total other income (expense)	(914)	4,505	4,680	5,647

Loss Before Income Taxes	(262,941)	(822,716)	(633,781)	(2,212,801)

Income Taxes	250	(253,785)	130	(252,865)

Net Loss Available to Common Shareholders	$(263,191)	$(568,931)	$(633,911)	$(1,959,936)

Net Loss per Common Share
Basic	$(0.05)	$(0.11)	$(0.12)	$(0.38)
Diluted	$(0.05)	$(0.11)	$(0.12)	$(0.38)
Weighted Average Number of Common
Shares Outstanding
Basic	5,200,623	5,200,623	5,200,623	5,200,623
Diluted	5,200,623	5,200,623	5,200,623	5,200,623

Comprehensive Loss
Net Loss	$(263,191)	$(568,931)	$(633,911)	$(1,959,936)
Other comprehensive loss, net of $-0- deferred income taxes in 2014 and 2013
Foreign currency translation	(102,235)	(7,271)	(93,180)	(223,805)

Total Comprehensive Loss	$(365,426)	$(576,202)	$(727,091)	$(2,183,741)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Accumulated
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Deficit	Total

Balance, January 1, 2014	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673

Compensation cost recognized in connection with stock options	-	-	-	-	2,427	-	-	2,427

Net loss	-	-	-	-	-	-	(633,911)	(633,911)

Foreign currency translation adjustment	-	-	-	-	-	(93,180)	-	(93,180)

Balance, September 30, 2014	120,000	$3,000	5,200,623	$130,008	$7,309,942	$(205,044)	$(943,897)	$6,294,009

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

	2014	2013

Cash flows from operating activities
Net loss	$(633,911)	$(1,959,936)
Adjustments to reconcile net loss to net cash provided by
operating activities:
Depreciation	214,583	252,040
Deferred income taxes	(380)	(254,870)
Stock-based compensation	2,427	-
Bad debt	9,000	-
Inventory reserve	181,569	-
Gain on sale of property and equipment	(3,410)	(2,844)
(Increase) decrease in:
Accounts receivable	1,665,497	1,960,807
Inventory	(45,399)	233,104
Payments in advance	(250,937)	15,886
Prepaid expenses and other current assets	710,333	738,340
Income tax refunds receivable	(25,000)	-
Other receivables	90,000	-
Deposits	2,576	22,361
Increase (decrease) in:
Accounts payable and accrued expenses	(893,082)	(165,872)
Income taxes payable	-	(1,499)
Net cash provided by operating activities	1,023,866	837,517

Cash flows from investing activities
Capital expenditures	(199,469)	(236,131)
Proceeds from sale of property and equipment	6,699	2,844
Increase in short-term investments, net	(17)	(311)
Net cash used in investing activities	(192,787)	(233,598)

Cash flows from financing activities
Repayments of short-term loan, net	(797,548)	(821,419)
Net cash used in financing activities	(797,548)	(821,419)

Effect of exchange rates on cash and cash equivalents	(48,172)	(80,224)

Net decrease in cash and cash equivalents	(14,641)	(297,724)

Cash and cash equivalents - beginning	835,012	667,671
Cash and cash equivalents - ending	$820,371	$369,947

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,818	$11,995
Cash paid for income taxes	$130	$2,419

Other noncash investing and financing activities
Common stock issued for services	$2,427	$-

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2013 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2014. The consolidated balance sheet as of September 30, 2014 and the consolidated statements of operations and comprehensive loss for the three months and nine months ended September 30, 2014 and 2013, changes in stockholders’ equity for the nine months ended September 30, 2014, cash flows for the nine months ended September 30, 2014 and 2013, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2014 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the nine months ended September 30, 2014 and 2013 was $313,224 and $0, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2014 was zero. There was no impairment of intangible assets at September 30, 2014.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies – one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The US short-term loan is payable in monthly installments of $68,274 over an 11 month period at an APR of 2.647% and the South African short-term loan is payable in monthly installments of $1,839 over a 10 month period at a flat interest rate of 3.50% .

The Company carries directors and officers liability insurance. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $4,997 at a 2.647% annual interest rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2014, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months and nine months ended September 30, 2014, the Company had 410,200 potential common shares, consisting of 120,000 preferred shares and options to purchase 290,200 shares, outstanding that were anti-dilutive and therefore not included in diluted net income per share.

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.28434 for its September 30, 2014 unaudited balance sheet.
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
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR11.2594 for its September 30, 2014 unaudited balance sheet.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month and nine-month periods ended September 30, 2014 and 2013 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013

The following table summarizes the results of our operations during the three-month periods ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

				Percentage
	Three Months Ended September 30,		$ Increase	Increase
Item	2014	2013	(Decrease)	(Decrease)

REVENUES	$3,468,761	$2,243,598	$1,225,163	55%
COST OF REVENUES	1,584,460	1,071,522	$512,938	48%
GROSS PROFIT	1,884,301	1,172,076	$712,225	61%
PRODUCT ROYALTY INCOME	65,083	105,328	$(40,245)	-38%
OPERATING EXPENSES
Salaries and Wages	547,955	508,641	$39,314	8%
Commissions and Consulting	134,692	142,866	$(8,174)	-6%
Professional Fees	209,168	197,672	$11,496	6%
Advertising and Marketing	320,449	339,578	$(19,129)	-6%
Office Rent and Expenses	61,807	62,528	$(721)	-1%
Research and Development Costs	288,904	274,218	$14,686	5%
General and Administrative	565,004	518,537	$46,467	9%
Bad debt expense	16,357	-	$16,357	100%
Depreciation	67,075	60,585	$6,490	11%
Total Operating Expenses	2,211,411	2,104,625	$106,786	5%
LOSS FROM OPERATIONS	(262,027)	(827,221)	$565,194	68%
Other Income (Expense)	(914)	4,505	$(5,419)	-120%
LOSS BEFORE INCOME TAXES	(262,941)	(822,716)	$559,775	68%
Income Taxes	250	(253,785)	$254,035	100%
NET LOSS	$(263,191)	$(568,931)	$305,740	54%

Revenues – We earn revenues from the sale of our protective gear comprising of Neck Braces, Body Armor and Other Products, Parts and Accessories both in the United States and internationally. For the three months ended September 30, 2014 and 2013, revenues associated with international customers were $2.13 million and $1.18 million, or 61% and 53% of revenues, respectively. Revenues for the three months ended September 30, 2014 were $3.47 million, a 55% increase, compared to revenues of $2.24 million for the quarter ended September 30, 2013. This increase in revenues is attributable to a $0.30 million increase in Neck Brace sales, as well as a $1.0 million increase in Body Armor sales.

The following table sets forth our revenues by product line for the three months ended September 30, 2014 and 2013:

		Three Months Ended September 30,
	2014	% of	2013	% of
		Revenues		Revenues
Neck Braces	$1,618,544	47%	$1,321,626	59%
Body Armor	$1,716,500	49%	$719,929	32%
Other Products, Parts and Accessories	$133,717	4%	$202,043	9%
	$3,468,761	100%	$2,243,598	100%

Sales of our flagship Neck Brace accounted for $1.62 million and $1.32 million, or 47% and 59% of our revenues for the quarters ended September 30, 2014 and 2013, respectively. The 23% increase in Neck Brace revenues in the United States is primarily attributable to increased demand for the Company’s Neck Brace products as a result of the introduction of the Fusion 2.0 Junior and 5.5 Neck Brace product lines in the United States and abroad.

Our Body Armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body Armor sales accounted for $1.72 million and $0.72 million or 49% and 32% of our revenues for the quarters ended September 30, 2014 and 2013, respectively. The 139% increase in Body Armor revenues was primarily the result of successful market acceptance of our new C Frame Knee Brace which was introduced during the 2014 period.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.1 million and $0.2 million or 4% and 9% of our revenues for the quarters ended September 30, 2014 and 2013, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to a 62% decrease in the volume of hydration units sold internationally during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2014 and 2013 were $1.6 million and $1.1 million, respectively. Gross Profit for the quarters ended September 30, 2014 and 2013 were $1.9 million and $1.2 million, respectively, or 54% and 52% of revenues respectively. The increase in gross profit margin was primarily due to increased Neck Brace sales in the United States and abroad, as well as improved Body Armor margins as a result of the introduction of the C Frame Knee Guard during the 2014 period. While our Body Armor products continue to generate a lower gross margin than do Neck Brace products, they represented 49% of the total Company sales in the third quarter of 2014, as compared to only 32% in the third quarter of 2013.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2014 and 2013 were $65,083 and $105,328, respectively. The 38% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2014 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2014 and 2013 were $547,955 and $508,641, respectively. This 8% increase in salaries and wages during the 2014 period was primarily due to the employment of additional US sales management and European brand management staff.

Commissions and Consulting Expense – During the quarters ended September 30, 2014 and 2013, commissions and consulting expenses were $134,692 and $142,866, respectively. This 6% decrease in commissions and consulting expenses is primarily due to the restructuring of remuneration packages for US sales staff.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2014 and 2013 were $209,168 and $197,672, respectively. This 6% increase in professional fees is primarily due to increased spending on product liability litigation during the 2014 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2014 and 2013 were $320,449 and $339,578, respectively. The 6% decrease in advertising and marketing expenditures during the 2014 period is primarily due to the Company’s continued expansion of more cost effective online marketing campaigns that reach a wider audience than the print campaigns previously utilized by the Company.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2014 and 2013 remained flat at $61,807 and $62,528, respectively.

Research and Development Costs – These costs consists of the salaries of staff members that are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2014 and 2013, increased to $288,904, from $274,218, during the same 2013 quarter. The 5% increase in research and development costs is a result of direct costs incurred in the continued development of the Company’s widening range of innovative products.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2014 and 2013 were $565,004 and $518,537, respectively. The 9% increase in general and administrative expenses is primarily as a result of increased travel expenditures incurred by the Company’s research and development staff during the 2014 period.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2014 and 2013 were $16,357 and $0, respectively. This 100% increase in Bad Debt Expense is primarily the result of the write off of a portion of unrecoverable debt owing to Two Eleven.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2014 and 2013 were $67,075 and $60,585, respectively. This 11% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $106,786, to $2,211,411 in the three months ended September 30, 2014, or 5%, compared to $2,104,625 in the 2013 period. This increase is primarily due to the increased salaries, wages and general administrative expenditures discussed above.

Net loss – The net loss after income taxes for the quarter ended September 30, 2014 was $263,191 as opposed to net loss after income taxes of $568,931 for the quarter ended September 30, 2013. This decrease in net loss is primarily due to increased revenues and decreased cost of revenues that were partially offset by increased operating costs discussed above.

Nine Months Ended September 30, 2014, compared to the Nine Months Ended September 30, 2013

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

				Percentage
	Nine Months Ended September 30,		$ Increase	Increase
Item	2014	2013	(Decrease)	(Decrease)

REVENUES	$11,159,630	$9,108,243	$2,051,387	23%
COST OF REVENUES	5,070,624	4,555,276	$515,348	11%
GROSS PROFIT	6,089,006	4,552,967	$1,536,039	34%
PRODUCT ROYALTY INCOME	136,346	285,014	$(148,668)	-52%
OPERATING EXPENSES
Salaries and Wages	1,651,178	1,640,282	$10,896	1%
Commissions and Consulting	441,943	426,035	$15,908	4%
Professional Fees	823,690	1,013,783	$(190,093)	-19%
Advertising and Marketing	995,502	1,069,903	$(74,401)	-7%
Office Rent and Expenses	183,792	195,342	$(11,550)	-6%
Research and Development Costs	903,231	839,823	$63,408	8%
General and Administrative	1,611,242	1,619,221	$(7,979)	0%
Bad debt expense	38,652	-	$38,652	100%
Depreciation	214,583	252,040	$(37,457)	-15%
Total Operating Expenses	6,863,813	7,056,429	$(192,616)	-3%
LOSS FROM OPERATIONS	(638,461)	(2,218,448)	$1,579,987	71%
Other Income	4,680	5,647	$(967)	-17%
LOSS BEFORE INCOME TAXES	(633,781)	(2,212,801)	$1,579,020	71%
Income Taxes	130	(252,865)	$252,995	100%
NET LOSS	$(633,911)	$(1,959,936)	$1,326,025	68%

Revenues – Revenues for the nine months ended September 30, 2014 were $11.16 million, a 23% increase, compared to revenues of $9.11 million for the nine-month period ended September 30, 2013. Revenues associated with international customers were $6.46 million and $5.13 million, or 58% and 56% of revenues, respectively, for the 2014 and 2013 periods. The overall increase in revenues is attributable to a $1.25 million increase in Neck Brace sales, as well as a $0.87 million increase in Body Armor sales during the 2014 period.

The following table sets forth our revenues by product line for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	% of	2013	% of
		Revenues		Revenues
Neck Braces	$6,123,098	55%	$4,873,332	54%
Body Armor	$4,507,136	40%	$3,635,921	40%
Other Products, Parts and Accessories	$529,396	5%	$598,990	6%
	$11,159,630	100%	$9,108,243	100%

Sales of our flagship Neck Brace accounted for $6.1 million and $4.9 million, or 55% and 54% of our revenues for the nine-month periods ended September 30, 2014 and 2013, respectively. The 26% increase in Neck Brace revenues in the United States is primarily a result of the successful market acceptance of the Fusion 2.0 Junior and 5.5 Neck Brace in the United States and abroad. Neck Brace revenues were also higher in the 2014 period due to the sale of newly released products at full value, as compared to the sale of older Brace products at lower close out prices in the prior year period.

Body Armor sales accounted for $4.5 million and $3.6 million, or 40% and 40% of our revenues for the nine-month periods ended September 30, 2014 and 2013, respectively. The 24% increase in Body Armor revenues was primarily due to the successful acceptance of the Company’s new C Frame Knee Brace internationally.

Other Products, Parts and Accessories sales accounted for $0.53 million and $0.59 million, or 5% and 6% of our revenues for the nine-month periods ended September 30, 2014 and 2013, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to a 31% decrease in the volume of hydration units sold during the period, when compared to the prior year period.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2014 and 2013 were $5.1 million and $4.6 million, respectively. Gross Profit for the nine-month periods ended September 30, 2014 and 2013 were $6.1 million and $4.6 million, respectively, or 55% and 50% of revenues respectively. The increase in gross profit margin was primarily due to increased Neck Brace sales in the United States and abroad, as well as improved Body Armor margins as a result of the introduction of the C Frame Knee Brace. Our Body Armor products continue to generate a lower gross margin than do Neck Brace products.

Product Royalty Income – Product royalty income for the nine months ended September 30, 2014 and 2013 were $136,346 and $285,014, respectively. The 52% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2014 period.

Salaries and Wages – Salaries and wages for the nine-month periods ended September 30, 2014 and 2013 were $1,651,178 and $1,640,282, respectively. This 1% increase in salaries and wages is primarily due to the employment of new US sales management staff, as well as the restructuring of remuneration packages for US sales staff.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2014 and 2013, commissions and consulting expenses were $441,943 and $426,035, respectively. This 4% increase in commissions and consulting expenses is primarily due to increased commissions payable to the Company’s European sales staff, compared to the prior period.

Professional Fees – Professional fees for the nine-month periods ended September 30, 2014 and 2013 were $823,690 and $1,013,783, respectively. This 19% decrease in professional fees during the 2014 period is primarily due to decreased spending on patent litigation during the 2014 period. The Company settled various patent infringement suits during the period ended December 31, 2013.

Advertising and Marketing – Advertising and marketing expenses for the nine-month periods ended September 30, 2014 and 2013 were $995,502 and $1,069,903, respectively. The 7% decrease in advertising and marketing expenditures during the 2014 period is primarily due to the Company’s continued focus on more cost effective online and digital campaigns that reach a wider audience than the print campaigns previously utilized by the Company.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2014 and 2013 were $183,792 and $195,342, respectively. The 6% decrease in office rent and expenses is primarily the result of the consolidation of offsite additional warehouse space that was previously occupied by Two Eleven.

Research and Development Costs – Research and development costs for the nine-month periods ended September 30, 2014 and 2013, increased to $903,231, from $839,823, respectively. The 8% increase in research and development costs is a result of development costs incurred to widen the Company’s range of innovative protective gear.

Bad Debt Expense – Bad Debt Expense for the nine-month periods ended September 30, 2014 and 2013 were $38,652 and $0, respectively. This 100% increase in Bad Debt Expense is due to the write off of debt owing by US customers that were deemed to be irrecoverable.

General and Administrative Expenses – General and administrative expenses for the nine-month periods ended September 30, 2014 and 2013 were $1,611,242 and $1,619,221, respectively. The 0.5% decrease in general and administrative expenses is primarily as a result of decreased expenditures on telecommunication costs.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2014 and 2013 were $214,583 and $252,040, respectively. This 15% decrease in depreciation is primarily as a result of various assets being fully depreciated for the period having reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses decreased by $192,616 to $6,863,813 in the nine months ended September 30, 2014, or 3%, compared to $7,056,429 in the 2013 period. This decrease is primarily due to decreased spending of professional fees relating to patent litigation discussed above.

Net loss –The net loss after income taxes for the nine-month period ended September 30, 2014 was $633,911, as compared to net loss after income taxes of $1,959,936 for the same 2013 period. This decrease in net loss is primarily due to increased revenues and decreased cost of revenues, as well as decreased operating expenses discussed above.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents of $0.8 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2014	2013
Net cash provided by operating activities	$1,023,866	$837,517
Net cash used in investing activities	$(192,787)	$(233,598)
Net cash used in financing activities	$(797,548)	$(821,419)
Effect of exchange rate changes on cash and cash equivalents	$(48,172)	$(80,224)
Net (decrease) in cash and cash equivalents	$(14,641)	$(297,724)
Cash and cash equivalents at the beginning of period	$835,012	$667,671
Cash and cash equivalents at the end of period	$820,371	$369,947

Cash decreased by $14,641, or 2%, for the nine months ended September 30, 2014. The primary sources of cash for the nine months ended September 30, 2014 were decreased accounts receivables of $1,665,497, and decreased prepaid expenses and other current assets of $710,333. The primary uses of cash for the nine months ended September 30, 2014 was a net loss of $633,911, decreased accounts payable and accrued expenses of $893,082 and the repayment of a short-term loan amounting to $797,548. As of September 30, 2014, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings, 4% of all Neck Brace sales revenue billed and received by the Company on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received Neck Brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.

Pursuant to a Premium Finance Agreement, dated October 11, 2013, between the Company and AFCO Acceptance Corporation “AFCO,” the company was obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014. As of September 30, 2014, the Company had repaid AFCO the entire balance due under the Premium Finance Agreement, and had entered into a new premium financing agreement, dated October 7, 2014, with them. Pursuant to the new agreement, the Company is obligated to pay AFCO an aggregate sum of $741,165 in eleven payments of $68,273, at an annual interest rate of 2.647%, commencing on November 1, 2014 and ending on September 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

Pursuant to a Premium Finance Agreement, dated June 9, 2014, between the Company and AFCO, the company is obligated to pay AFCO an aggregate sum of $59,244 in eleven payments of $4,997 at a 2.647% annual interest rate, commencing on June 1, 2014 and ending on April 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2014, the Company had not defaulted on its payment obligations under this agreement.

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

Allowance for Doubtful Accounts Receivable – Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results.

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $313,224 and $0 as of September 30, 2014 and 2013, respectively. The addition to the reserve was $16,404 and $0 for the quarters ended September 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended September 30, 2014 and 2013.

Income Taxes – As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate of the likelihood of the Company generating sufficient taxable income in future years during the period over which the temporary differences reverse.

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

In August 2014, the FASB issued new guidance regarding the Company's responsibility for disclosure of uncertainties about an entity's ability to continue as a going concern. Management will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Management does not anticipate that the adoption of this standard will significantly impact the Company's consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2014, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On December 30, 2011, a motorcycle rider brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims in connection with injury allegedly suffered by him during an October 2011 accident while wearing one of the Company’s products. The plaintiff is seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. This matter has been settled.

  In February 2012, Scott Scarvelli, a motorcycle rider, and his parents, brought suit against the Company in the United States District Court for the Northern District of Ohio (Eastern Division) for alleged breach of warranty and product liability claims. The Scarvellis had alleged that defective product design and failure to warn had caused the then fifteen year-old Scott, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The plaintiffs were seeking damages in excess of $75,000 for compensatory and punitive damages together with interest and costs of bringing the action. However, the Company produced evidence at trial showing that Scott’s thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life—or saved him from quadriplegia—by preventing cervical spine injury. After a two-week trial ending on April 17, 2014, a federal jury returned a defense verdict for the Company. This matter has been settled.

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

  In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. Trial is currently scheduled to commence on January 11, 2016. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death and other relief. The case was timely removed to federal court. Trial is currently scheduled to commence on May 5, 2015. The Company believes that the lawsuit is without merit and will vigorously defend itself.

  In February 2013, a lawsuit was filed against the Company on behalf of a motorcycle rider in Clark County District Court of Nevada for alleged product defect, failure to warn and negligence. The plaintiff is seeking damages, together with interest and costs of bringing the action. Trial is currently scheduled to commence August 3, 2015. The Company believes that the lawsuit is without merit and will vigorously defend itself.

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

Date: November 13, 2014	LEATT CORPORATION

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