Form 10-K
period 2014-12-31
Leatt Corp
filed 2015-03-26
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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
Yes [   ]      No [X]

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $2,609,545. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,200,623 outstanding as of March 20, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2014

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
  “Leatt USA” are to Leatt USA, LLC, is a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.2805 for its December 31, 2014 audited balance sheet.
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
  “South Africa” are to the Republic of South Africa;
  “U.S. dollar,” “$” and “US$” are to the legal currency of the United States. For all U.S. dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR11.6017 for its December 31, 2014 audited balance sheet;
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa.

[4]

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

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s expanding range of body protection products which it markets under the Leatt Protection Range brand.

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 5 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the MRX PRO Head and Neck Restraint System, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

[5]

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

Settlement Agreement

As consideration for their founding of the Company’s operations in South Africa, we agreed to issue 20,000,000 shares of our common stock, and 19,200,000 shares of our preferred stock to Dr. Leatt, 5,000,000 shares of our common stock and 4,800,000 shares of our preferred stock to Jean-Pierre De Villiers, and 50,000 shares of our common stock to Ervian Jarrett. We issued the common stock to Dr. Leatt, Mr. De Villiers and Ms. Jarrett in accordance with the agreement, but we did not issue any preferred shares to Dr. Leatt or Mr. De Villiers. On September 25, 2008, in settlement of our obligation to issue Dr. Leatt and Mr. De Villiers shares of preferred stock, we entered into a Settlement Agreement with them, pursuant to which they agreed to release us from any and all liability arising out of or related to our failure to satisfy our prior obligation to them, and we issued 16,800,000 shares of our common stock and 2,400,000 shares of our Series A Preferred Stock to Dr. Leatt, and 4,200,000 shares of our common stock and 600,000 shares of our Series A Preferred Stock to Mr. De Villiers. The Series A Preferred Stock entitles Dr. Leatt and Mr. De Villiers to one hundred votes for each share of Series A Preferred Stock held (voting with the common stock as a single class). The Series A Preferred Stock converts into common stock, on a one-for-one basis, has a liquidation preference equal to $0.001 par value per share and is redeemable by us at $0.001 par value per share upon the occurrence of specified events, but it is subject to transfer limitations and it does not entitle Dr. Leatt and Mr. De Villiers to dividends. On September 20, 2012, we effected a 1-for-25 reverse stock split which reduces the foregoing issuances on a 1:25 ratio.

Our Corporate Structure

The following chart reflects our organizational structure as of the date of this annual report.

[6]

Our corporate headquarters are located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Our telephone number is +(27) 21-557-7257. We maintain a website at www.leatt.com that contains information about our Company, but that information is not incorporated into, or otherwise considered a part of, this annual report.

Our Industry and Market Trends

Off-Road Motorcycle Market

Our products have their roots in the off-road motorcycle market. Our revolutionary neck brace was invented by Dr. Leatt to protect from catastrophic neck injuries after he witnessed the death of a fellow off-road motorcycle rider the weekend after his son’s riding debut. As a result, our original products target participants in off-road cycling activities such as BMX racing and downhill racing. According to a Racer X Illustrated magazine October 2014 reader survey, available at http://mediakit.filterpubs.com/survey, approximately 54% of riders still do not own a neck brace for protection.

The same RacerX survey shows that we had an approximately 63% market share for neck braces and 10.8% of the market share for chest protectors in the U.S. motorcross market, which represents approximately 50% of the world motorcross market. We believe that we have gained our market share, largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts and our steps to secure our international patents and protect our patents from infringement.

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

[7]

The Leatt-Brace®

The Leatt-Brace® is a prophylactic neck bracing system composed of various combinations of carbon fiber, glass fiber, polycarbonate or Glass Filled Nylon, which was designed to help prevent potentially devastating sports injuries to the cervical spine (neck). The first Leatt–Brace® was designed for motorcycle, high speed motor vehicle and ATV use, where there is little means of protecting the neck in the event of an accident, but the Leatt-Brace® has been designed in such a way as to offer neck protection to all who utilize a crash helmet as a form of protection, including soldiers, law enforcement officers and other professionals whose activities could result in cervical spine injury.

The Company currently markets and sells six models of Leatt-Brace® products which bring the safety benefits of the Leatt-Brace® technology to a large group of sports participants: our GPX model for off- road motorcycle use; our DBX model, for downhill and BMX bicycle use; our SNX model for snowmobile use; our STX model for adventure riders, street commuters and Speedway participants; our Kart model for gokarting; and our Fusion model which incorporates the neck brace with body protection.

The GPX models include the GPX 5.5, which is fully adjustable, the GPX 4.5, which is less adjustable, and the GPX 6.5, which is a full carbon brace. Our DBX models include the DBX 5.5, which are fully adjustable, the DBX 4.5 which are less adjustable, and the DBX 6.5 which is a full carbon brace. Both the GPX and DBX ranges feature a 5.5 Junior neck brace designed for young athletes. The STX models include the STX RR and STX Road, while the SNX model includes the SNX Pilot and SNX Trophy, and the Fusion models include 3.0 version designed for adults and 2.0 version designed for young athletes. The Company offers various versions and colors of these products to appeal to different clients and price points.

The following table sets out the type of neck braces currently sold by the Company:

Product Category	Models	Description
NECK BRACES:
GPX	These neck braces are designed for off-road motorcycle riders.
LEATT GPX 6.5

Totally new carbon chassis design by LEATT. New MaxiWeave Carbon matrix allows for increase rigidity while maintaining a lower weight of 600g. New helmet rim striking platform profile. New improved helmet side clearance. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 3-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT GPX 5.5

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT GPX 5.5 Junior

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. One size: Junior

LEATT GPX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL.

[8]

DBX	These neck braces are for downhill and BMX riders.
LEATT DBX 6.5

Totally new carbon chassis design by LEATT. New MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight of 600g. New helmet rim striking platform profile. New improved helmet side clearance. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 3-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT DBX 5.5

A totally new chassis design. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment: - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL

LEATT DBX 5.5 Junior

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. One size: Junior

LEATT DBX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S/M and L/XL.

STX	These neck braces are for street commuters.
LEATT STX Road

This product is intended for use by all types of street riders. It features a quick and easy no- tool adjustable fit, with folding scapula wings that permit easy storage and adapt to an outside back protector and hump, and a molded padding solution for an extra low profile. The neck brace fits over or under a garment. Skin coated padding for improved durability. CE certified as Personal Protective Equipment 89/686/EEC. Three sizes: S/M, L/XL and XXL

LEATT STX RR

The New STX RR design is for road racing and sport riding. The neck brace has a new folding front for full tuck down. Platform shaped for sport and race riding. Light-weight 620g carbon construction. Race adopted front construction for tucking behind the windscreen. Improved side clearance for race cornering. Swiveling rear scapula's for perfect fit over any hump. CE certified as Personal Protective Equipment 89/686/EEC. One size: L/XL

SNX	These neck braces are for snowmobile riders.
LEATT SNX Pilot

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits under the rider’s jacket and armor. It includes a brace sock which is a waterproof and breathable barrier against winter elements for improved comfort. It has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S and M

LEATT SNX Trophy

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits over the rider’s jacket and armor. It has molded padding for low profile and adjustable height for optimal helmet clearance. It has folded scapula wings for easy storage and side padding recess for improved helmet movement. CE certified as Personal Protective Equipment 89/686/EEC. Three sizes: S/M, L/XL and XXL

[9]

Kart	These neck braces are for go-kart riders.
LEATT Kart

This neck brace features a special Kart angle for improved function and fit. It features bio foam lycra padding. It also has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two sizes: S and M

Moto	These neck braces are for car drivers
	LEATT MOTO R	This neck brace is made for racing drivers. It has multiple impact protection, a non-restrictive SSS system for semi-reclined seating.
LEATT MRX PRO

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
LEATT Fusion vest 3.0

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. 3 Adult sizes: S/M, L/XL and XXL

LEATT Fusion vest 2.0 Junior

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. 2 Junior sizes: S/M 100-125cm tall (3ft 3” – 4ft 1”), L/XL 125-150cm tall (4ft 1” – 4ft 11”) and XXL 150-165cm tall (4ft 11” – 5ft 5”)

Leatt Body Armor Range

While we remain committed to the ongoing improvement and enhancement of the Leatt-Brace®, we are also focusing on the development of related and complimentary protection products. We now offer additional protection products, such as chest protectors, that can be worn with or without the Leatt-Brace®, as well as ancillary products such as clothing. Such products have a wider range of uses including activities such as rugby, horseback riding, snowboarding, skiing and any activity where researched technology can be applied to help prevent injury.

In 2010 we launched the Leatt Body Armor Range with the introduction of the Leatt Adventure Chest Protector, a hard shell chest protector. In 2011 we introduced junior protectors, body vests and full body protectors, since then we have extended our range further to include more body protectors and vests, back protectors, elbow guards, knee guards and cooling vest. All our protectors come standard with the Brace-On™ integration system that attaches the protector to the Leatt-Brace® yet permits independent movement of the brace and protector.

In 2014 we expanded our range of body protection to meet the consumers need based on market feedback. We have expanded into new markets by adding a shoulder brace and C-Frame knee brace to this category. We included more products specifically for the youth and children. We have further added two new products which combine back protectors with hydration packs.

The Body Armor Range has seen increasing sales since inception. Revenue derived from Leatt protection products in 2014 was 42% of total revenue, as compared to 38% of revenues in 2013. In November 2011, the Leatt Adventure Chest Protector was awarded a perfect score (10/10) in a product evaluation done on Motocrossgear.com, an industry publication.

[10]

The following table sets out the type of products currently sold by the Company:

Product Category	Models	Description
CHEST PROTECTORS:
Chest Protector LEATT 5.5 Pro HD

Front, back, shoulder and flank safety multi layer multi plate articulating design. Great fit and very comfortable by 3D design. Consists of 53 ventilation slots for maximum airflow. It includes the BraceOn neck brace fitting system. This product is Heavy Duty maximized protection. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. Available also in XXL. It has a hard shell outer shield made of High Density Poly Ethylene (HDPE). This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621- 2 level 2, Chest protection EN1621-3 level 2. Flank protection. Two sizes: Adult, Adult XXL

Chest Protector LEATT 5.5 Pro HD Junior

The Pro HD has added Hardshell flank padding. It consists of 3D design with eight, multi layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. The BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 47 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621-3 level 2, Flank protection. Junior size fits riders approximately 10 to 14 years old.

Chest Protector LEATT 5.5 Pro

Front, back, and shoulder safety. Multi layer multi plate articulating design. Great fit and very comfortable by 3D design. 45 ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. Available also in XXL. This product’s hard-shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes: Adult and Adult XXL

Chest Protector LEATT 5.5 Pro Lite

This product includes front and back safety. Multi layer multi plate articulating design. Great fit and very comfortable by 3D design. 33 ventilation slots for maximum airflow. This product includes BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. This product includes 3DF impact foam. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes: Adult and Adult XXL

Chest Protector LEATT 5.5 Pro Junior

This product is specifically designed to meet the highest CE safety approvals for front and back impact protection. The 3D design with eight, multi layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 41 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621-3 level 2. Junior size fits riders approximately 10 to 14 years old.

	Chest Protector LEATT Adventure Lite	The new SHOX design chest protector. This protector is designed to fit with the Leatt neck brace. Includes BraceOn® brace strap and allows for individual

[11]

Chest Protector LEATT Adventure

movement of body, brace and protector. EN 14021 approved. One adult size. This protector has three dimensional design for perfect fit and fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified for impact protection. CE EN 14021. One adult size.

Chest Protector LEATT Adventure Junior

This protector is designed especially for children and is designed to fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified for impact protection. CE EN 14021. One junior size.

Chest Protector LEATT 4.5

Front, back, and flank safety. Multi layer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product’s hard-shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. Removable front and rear plate function allows over and under the shirt fitting with the neck brace. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes: Adult and Adult XXL

Chest Protector LEATT 4.5 Hydra

This is a Body Protector which incorporates a 10 L back pack with 3l hydration pack. Integration with or without the neck brace. Optimal Airline back ventilation. Removable brace plate to wear under or over riding gear. Left and right hydration tube channeling. Integrated buckle system. Waterproof removable cell phone pouch. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. One adult size.

Chest Protector LEATT Pro Junior

This protector is a junior Pro version which fits with the Leatt neck brace. The front and back has impact protection. It includes the BraceOn® brace strap and can be worn under or over shirt fitting brace. It permits individual movement of body, brace and protector. It is available in junior sizes. EN 1621- 3 CE Level 2 impact approved front and EN 1621-2 CE Level 1 impact approved back.

BODY PROTECTORS:
Body Protector 3DF

Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three Adults sizes: S/M, L/XL, XXL.

Body Protector LEATT 3DF AirFit

This Body Protector is Level Two soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.

Body Protector LEATT 3DF Airfit Lite

Light and slim body protector with Level One soft protection. Mulitlayer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm

[12]

Body Protector LEATT 3DF Junior

Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Two Junior sizes: S/M 134-146 cm and L/XL 146-159

Body Vest LEATT 3DF Airfit Lite

Light and slim body protector with Level One soft protection. Mulitlayer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm

Body Vest LEATT 3DF Airfit

This Body Protector is Level Two soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. EN1621-2 level 2, Chest protection EN1621-3 level 2. Three adult sizes: S/M 160-172cm, L/XL 172- 184cm, XXL 184-196cm.

Body Protector LEATT 5.5

This product has a multi layer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.

Body Protector LEATT 5.5 Junior

This product is maximized junior protection. It has front, back, shoulder and elbow protection. It is a multi layer and multi plate articulating design and great fit and comfort. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 1 back. CE EN1621-3 level 2 impact front. Two junior sizes: S/M 134-146 cm and L/XL 146-159

Body Vest LEATT 5.5

This product has a multi layer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes: S/M 160-172cm, L/XL 172- 184cm, XXL 184-196cm.

LEATT Roost Tee

Ultra lightweight roost tee. Vented roost padding over chest and upper arms. Moisture Cool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non-aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. Patent pending BraceOn® brace strap. Three adult sizes: S/M, L/XL, XXL and Junior L/XL.

[13]

BACK PROTECTOR:
Back Protector 3DF

Three dimensional designed for perfect fit. Bio engineered back with 3D contour shape like your spine. Light weight and greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. Three adults sizes: S/M, L/XL, XXL

Hydration Cargo 3.0 DBX Bicycle

This product incorporates back protector and hydration pack in one. It has a 3l hydration pack with Leatt Flat CleanTech bladder. The back pack has 10l volume with outer pocket for MTB helmet. Back protector incorporates 3DF impact protection. Waterproof removable pouch for cellphone. Inner and outer compartments for the back pack. Water bottle holders and volume regulating straps on backpack. CE certified for impact protection. CE EN1621-2 level 2 back. One adult size.

Hydration Cargo 3.0 GPX Off-Road

This product incorporates back protector and hydration pack in one. It has a 3l hydration pack with Leatt Flat CleanTech bladder. The back pack has 10l volume. Back protector incorporates 3DF impact protection. Waterproof removable pouch for cell phone. Inner and outer compartments for the back pack. Water bottle holders and volume regulating straps on backpack. CE certified for impact protection. CE EN1621-2 level 2 back. One adult size.

SHOULDER BRACE:
Shoulder Brace

This is a new category of product from the Leatt Lab. This brace has the correct anatomical pull forces to help prevent a shoulder dislocation. It fits snug under the rider’s jersey with adjustable compression. Three sizes: S/M, L/XL and XXL.

ELBOW GUARDS:
Elbow Guard 3DF Airflex

The new super slim 6mm CE impact certified elbow guard which weighs only 100 grams each. The guard has Armourgel ultra slim impact absorbing gel and Moisture Cool wicking fabric. Silicone lamination keeps the protector in place. CE Certified for impact protection. EN 1621-1. Three adult sizes: S/M, L/XL and XXL

Elbow Guard 3DF

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric keeps you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. Three adult sizes: S/M, L/XL, XXL. 1 Junior Size

Elbow Guard 3DF Hybrid

This elbow guard combines soft and comfortable 3DF foam with deflecting hard shell. Moisture Cool wicking fabric to keep you cooler and silicone laminations keep protectors in place. CE certified for impact protection. CE EN1621- 1. Three adult sizes: S/M, L/XL and XXL and one junior size.

Elbow Guard LEATT Hard Shell

Three dimensional designed for perfect fit. Light Weight. Greater comfort. Slim over or under the jersey design. Leatt HDPE (High Density Poly Ethylene) hard-shell outer protective shield. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621- 1. Three adult sizes: S/M, L/XL and XXL.

[14]

Elbow Guard LEATT Contour

This is a light weight hard shell elbow guard reinforced with 3DF. Three dimensional designed for perfect fit. Light Weight. Greater comfort. Slim over or under the jersey design. Leatt HDPE (High Density Poly Ethylene) hard-shell outer protective shield. Includes 3DF impact foam for premium protection. Moisture Cool wicking fabric keeps you cooler. CE certified for impact protection. CE EN1621- 1. Three adult sizes: S/M, L/XL and XXL and one junior size.

Elbow Guard LEATT 3DF Junior

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. One junior size.

Elbow Guard LEATT 3DF Kids

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. One kids size.

KNEE BRACE
LEATT C-Frame Carbon

This knee brace has three point force distribution with super stiff C-arm mono hinge construction. The adjustable soft lockout prevents hyperextension of the knee. It has super low profile inner knee for superior bike control. X-strap thigh and calf fitment with adjustable inner knee load pad. Leatt InteliLink hinge with double pivot points and ferro-ligaments control knee rotation and sheer. CE certifies for knee impact protection. CE 1621-1.

Knee Brace Sleeve

This sleeve is manufactured using Moisture Cool wicking fabric with flatlock stitching for extra comfort. This extra sleeve folds over the knee brace and prevents slipping. Three sizes: S/M, L/XL and XXL.

KNEE GUARDS:
Knee Guard LEATT 3DF

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Side padding protects knee from side impact. Adjustable silicone laminated straps keeps protectors in place. 3DF Foam for premium protection. CE certified for impact protection. CE EN1621-1. 3 Adults sizes: S/M, L/XL, XXL. And one junior size

Knee Guard LEATT Dual Axis

Three dimensional designed for perfect fit. Light Weight. Greater comfort. Large vents help keep rider cool. Slim over or under the pants design. Leatt HDPE (High Density Poly Ethylene) hard shell outer protective shield. Anatomically correct dual pivot points. LEATT Foam for premium protection. CE certified for impact protection. CE EN1621-1. Three adults sizes: S/M, L/XL and XXL.

Knee Guard LEATT Enduro

This product consists of a hard shell sliding surface with 3DF impact absorption body. Silicone laminated straps keeps protector in place with maximum ventilation. The co-molded rubber edges increases comfort. CE certified for impact protection. CE EN1621-1. Two adult sizes: S/M, L/XL

Knee Guard LEATT 3DF Hybrid

This protector consists of deflecting hard shell with soft and comfortable 3DF foam. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes: S/M, L/XL and XXL.

Knee Guard LEATT 3DF Airflex

This knee guard is super slim 6mm which weighs only 105 grams. It consists of Armourgel’s ultra slim impact absorbing gel. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes: S/M, L/XL, XXL.

Knee and Shin Guard LEATT EXT

This product has full shin protection with BMX approved extended length. It consists of a hard shell sliding surface with 3DF impact absorption body. Silicone laminated straps keeps protector in place with maximum ventilation. The co-molded rubber edges increases comfort. CE certified for impact protection. CE EN1621-1. Two adult sizes: S/M, L/XL and one junior size.

[15]

Knee and Shin Guard LEATT 3DF Hybrid EXT

This protector consists of deflecting hard shell with soft and comfortable 3DF foam. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes: S/M, L/XL, XXL and one junior size.

Knee Guard LEATT 3DF Kids

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminated straps keeps protector in place. CE certified for impact protection. CE EN1621-1.One kids size.

COOLING WEAR:
Cooling Vest LEATT Coolit

This product is made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes: XS,S,M,L,XL,2XL,3XL and one junior size.

Cooling Tee LEATT Coolit

This product is also made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It is the only product with sleeves in this range. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes XS,S,M,L,XL,2XL,3XL and one junior size.

Cooling Vest LEATT Pre-Cool

This product is for cooling riders down before, after and between races. Patented TechKewl cooling inserts. Keeps 14C or 58F temperature for 3 hours. Lowers body temperature. Increases body performance. Fits directly on body. Non-aggressive over lock seams. Front, rear and side panel stretch for ultimate fit. Cool white/grey. Three adult sizes: Adult S/M, L/XL, XXL and one junior size.

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

The following table sets out the type of hydration products currently sold by the Company:

HYDRATION SYSTEMS:
Hydration A2	This product has a 3l reusable hydrapak elite bladder. Perfect fit with or without a neck brace. Body harness for integrated body fit. Extra pocket for energy bars, phone, keys. Aluminum foil back cover for the bladder keeps your liquid cooler. One adult size.
Hydration A3	This product has a 2l reusable hydrapak elite bladder. Perfect fit with or without a neck brace. Velcro adjusting body harness for integrated body fit. Clip on-clip off removable pocket for tools, keys, wallet and supplements. Water resistant cell phone pocket for valuables. Aluminum foil back cover for the bladder keeps your liquid cooler. High grade silicone hoses and mouth pieces. One adult size.
Hydration A4	This product has a 3l reusable hydrapak elite bladder. Back pack volume of 9l. Perfect fit with or without a neck brace. Velcro adjusting body harness for integrated body fit. Clip on-clip off removable pocket for tools, keys, wallet and supplements. Individual pockets for smartphone, organizer tool and bladder. Aluminum foil back cover for the bladder keeps your liquid cooler. High grade silicone hoses and mouth pieces. One adult size.

[16]

Hydration System Leatt H1 Hands Free

Ultra light hydration kit. 0.5l replaceable medical grade bladder for up to 1h riding. Hands free drinking system. Body harness for integrated body fit. Velcro adjusting body harness for optimal sizing. Hose and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler.

Hydration H2

This product has a 2.5l replaceable medical grade bladder for 24 hour riding. Velcro adjusting body harness for integrated body fit. Extra pocket for tools, keys, wallet and supplements. Aluminum foil encapsulates the bladder and keeps your liquid cooler. High grade silicone hoses and mouth pieces. Hands free model available. Weighs only 410 grams. One adult size.

Hydration H2 Hands free

This product has a 2.5l replaceable medical grade bladder for 24 hour riding. Velcro adjusting body harness for integrated body fit. Extra pocket for tools, keys, wallet and supplements. Aluminum foil encapsulates the bladder and keeps your liquid cooler. High grade silicone hoses and mouth pieces. Hands free model available. Weighs only 410 grams. One adult size.

Hydration H3

Perfect fit with Leatt brace. 1.2l replaceable medical grade bladder for 2-3h riding. Body harness for integrated body fit. Clip on-clip off removable pocket for tools, keys, wallet and supplements. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free kit available. Weight 340gms. One adult size.

Hydration H4

2.5l replaceable medical grade bladder for 2-4h riding. Body harness for integrated body fit. Integrated tool bag compartment. Extra pockets. Velcro adjusting body harness for optimal sizing. Hoses and mouth piece in high grade silicone. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free drinking kit for your helmet is optional. Weight 520gms. One adult size.

Hydration SP1 Handsfree

The SP1 is a 0.5l mobile hydration system for off-road Motorcycle and Bicycle racing. The construction is based on a specially developed liquid pack, easily strapped directly on to the Thoracic strut of the Leatt-Brace®, giving a well balanced fit. This enables the rider to combine neck protection and a hydration system in a very flexible way. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free drinking kit for your helmet is standard. The SP1 has a weight of 113g and fits all LEATT DBX, GPX and SNX models.

Hydration SPX Handsfree

The SPX is a 0.5l mobile hydration system for off-road Motorcycle and Bicycle racing that fits the 4.5, 5.5. and 6.5 neck brace models. The construction is based on a specially developed liquid pack, easily strapped directly on to the Thoracic strut of the Leatt-Brace®, giving a well balanced fit. This enables the rider to combine neck protection and a hydration system in a very flexible way. Aluminum foil encapsulated bladder keeps your liquid cooler. Hands free drinking kit for your helmet is standard. The SPX has a weight of 113g.

Hydration F4

This is the pro model for the core riders. It has a 3l reusable hydrapak elite bladder and back pack volume of 0.9l. Perfect fit with or without a neck brace. Light fabrics with mesh ventilated shoulder straps. Airstrips on back panel to ensure free circulation. Aluminum foil back cover for the bladder keeps your liquid cooler. Tool and media compartment. Separate smart phone, bladder and organizer tool pocket. One adult size.

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

[17]

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

  Transworld MX: Leatt GPX Pro Best Product of the Year (2011) (selected by editors of an industry magazine, based on comfort and safety)

  Motocrossgear.com: Perfect Score to New 2012 Leatt-Brace Chest Protector Adventure Pro (selected by an industry website, based on looks, comfort and safety)

  Transworld Motorcross Magazine: Chest Protector Leatt Pro Lite was awarded “Product of the Year” for 2012 (selected by editors of industry magazine based on testing and looks)

  Mountainbike Magazine: The Leatt F4 Hydration System won the Design and Innovation Award for 2015. The product was chosen from over 100 brands and vetted by an international jury featuring top athletes, including Enduro World Series Winner, Nico Lau.

  PPS Moto: This Motocross Product review website awarded the Company the 2014 PPS Moto Protective Gear Company of the Year Award.

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 500,000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010 unit sales were from our DBX bicycle brace. This number increased to 17% of unit sales in 2013 and has decreased to 10% of unit sales in 2014. Our STX street brace, which was introduced to the market in 2011, accounted for 2% of unit sales in 2013 and 1% of unit sales in 2014.

Manufacturing

Our products are manufactured in China in accordance with our manufacturing specifications, pursuant to outsource manufacturing arrangements with third-party manufacturers located there. Our third-party manufacturers usually have the capacity to produce more than 120,000 braces per year and have the space to expand such capacity as required. We do not currently have written agreements with these entities but will include any such future written agreement with our periodic filings. We generally offer a 2-year warranty on our products in accordance with EU regulations. Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

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

[18]

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, such as SaS-tec and WinBoss, for use in the production of our products. These protection materials are freely available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2014 and 2013, were not material and we do not foresee these amounts being material in the near future.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2014 and 2013, annual revenues associated with international customers were $11,025,185 and $9,061,355, or 60% and 61% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however only one of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2014, our U.S. revenue was concentrated in one customer that accounted for approximately 13% of annual U.S. revenue, with our largest customer in the U.S. accounting for approximately 13% of our U.S. sales. As of December 31, 2014, $738,780 or 17% of our accounts receivable, was due from this customer.

For the years ended December 31, 2014 and 2013, our international revenue (not including the U.S.) was earned from two and two customers that accounted for approximately 24% and 22% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 12% and 11% of international sales for each of the respective periods. As of December 31, 2014 and 2013, $699,127 or 16% and $605,077 or 19% of our accounts receivable, respectively, were due from these international customers.

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

[19]

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 996 distributors and dealers who stock Leatt products in the U. S. and approximately 152 distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2014 and 2013 were $1,442,450 and $1,492,086, respectively, representing approximately 8% and 10% of our revenues for each period. The decrease in advertising and marketing expenses during the fiscal year 2014 period was attributable to a change in the Company's advertising focus towards non-print media which has proven to be more cost effective than traditional print media advertising.

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

  Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. We also launched two additions to our body armor product range, namely helmets and gloves. We expect that our sales of peripheral or accessory products will increase in line with brand awareness.

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

[20]

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

Our research and development expenses for the fiscal years ended December 31, 2014 and 2013, amounted to $1,222,209 and $1,170,039, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the October 2014 RacerX survey discussed elsewhere herein and available at http://mediakit.filterpubs.com/survey, our major competitors in the neck brace market is Alpinestars S.p.A and EVS Sports, and our major competitors in the body protection market is Thor Motocross and Fox Racing.

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

  Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher James Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 9 years experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Head of Research and Development, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry for the past 16 years. Mr. Repsher is our US National Sales Manager, who is an award-winning sales executive with over fifteen years experience in the marketing and sales of sports orientated companies in North America.

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

[21]

  Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the FIM, FIA, CIK, and NASCAR, to have the Leatt-Brace® accredited. SFI testing is compulsory for neck protection used in automotive racing in the U. S., therefore any of our competitors will also have to pass the certification testing. Should industry accreditation become compulsory, we would be ahead of our competitors in the market place.

  Brand Recognition. A RacerX survey discussed elsewhere herein shows that, as at October 2014, Leatt had an approximately 63% market share for neck braces. We believe that public recognition of the Leatt® brand drives the sales of our products, regardless of the action of competitors and competitive products. We expect that the reputation of our brand in the market place, particularly our product testing and applicable CE certification, will continue to ensure market acceptance and facilitate market penetration of our new products. In order to bolster and grow the Leatt® brand, stringent quality control and assurance are our highest priority and our ongoing marketing, advertising and public relations efforts continue to stress the quality, safety and innovation of our products.

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

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2015
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2015
Canada	2,547,855	2,547,855	5/26/2006	Neck Brace	Granted	11/26/2015
China	20048003507 2.4		5/26/2006	Neck Brace	Granted	11/26/2015
Indonesia	W002006014 67	IDP0030269	6/19/2006	Neck Brace	Granted	2/28/2016
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/22/2015
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/19/2015
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2015
Mexico	JL/a/2006/000 026	301465	5/26/2006	Neck Brace	Granted	11/26/2016
Malaysia	PI 20062407	MY-145683-A	5/25/2006	Neck Brace	Granted	3/15/2016
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted	11/26/2015
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2019
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2019
USA (Continuation)	13/206,312	8,562,551	8/9/2011	Neck Brace	Granted	4/22/2017
Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2015

[22]

Australia	2004293118	2004293118	6/23/2003	Neck Brace	Granted	11/26/2015
India	2315/CHENP/ 2006		6/26/2006	Neck Brace	Pending
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/30/2015
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2015
Vietnam	1-2006-01015		6/26/2006	Neck Brace	Accepted
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/30/2015
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2015
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2015
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2015
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2015
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2015
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2015
Taiwan	97109256	I 359009	3/17/2008	SSS Brace	Granted	2/28/2016
Brazil	PI07180047		4/27/2009	SSS Brace	Pending	10/26/2015
China	2007 80047024.0	ZL200780047024.0	6/19/2009	SSS Brace	Granted	10/26/2015
Japan	2009-534037		4/27/2009	SSS Brace	Granted	03/13/2017
USA	12/447,452	8,484,768	4/27/2009	SSS Brace	Granted	1/16/2017
New Zealand	577131	577131	5/21/2009	SSS Brace (clip)	Granted	10/26/2015
New Zealand	592116	592116	5/21/2009	SSS Brace (tether)	Granted	10/26/2015
USA	12/812,596	8,439,042	7/12/2010	MRX Brace	Granted	14/11/2016
Australia	2009321240	2009321240	6/8/2011	MRX Brace	Granted	11/26/2015
China	20098014755 8.X	ZL200980147558.X	5/26/2011	MRX Brace	Granted	11/26/2015
Europe	09801554.8		5/31/2011	MRX Brace	Granted	11/30/2015
Japan	2011-537006	5643960	5/19/2011	MRX Brace	Granted	11/14/2017
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2015
Germany	09165346.9	602004035367.1	7/13/2009	Neck Brace	Granted	11/30/2015
Spain	09165346.9	2377592	7/13/2009	Neck Brace	Granted	11/30/2015
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2015
UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2015
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2015
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2015
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061-0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2020
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered
China	20053000910 0.2.	2005 3 0009100.2	3/16/2005	Moto-GPX Brace	Registered	3/16/2015
Australia	11036/2005	305138	3/15/2005	Moto-GPX Brace	Registered	3/15/2015

[23]

South Africa	F2006/01661	F2006/0166 1	10/26/2006	SSS Brace	Registered	10/26/2015
USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/30/2017
USA	29/325,870	D633,623	10/7/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/1/2010	Chest Protector	Granted	10/01/2015
South Africa	2015/00206		01/13/2015	Shoulder Brace	Pending
PCT	PCT/IB2014/061716		5/26/2014	Knee Brace	Pending
US	14/044,272		3/22/2013	Golf Club	Pending
Canada	2,823,461		3/22/2013	Golf Club	Pending	9/22/2015
Japan	2013-529753		3/22/2013	Golf Club	Pending
China	201180055504.8		5/17/2013	Golf Club	Accepted
UK	2498155		4/22/2013	Golf Club	Pending	9/22/2015
South Korea	10-2013-7010255		4/22/2013	Golf Club	Pending
Australia	2011306375		4/18/2013	Golf Club	Pending	9/22/2015
PCT	PCT/IB2015/050954		2/09/2015	MX DH Helmet	Pending
UK	GB 1409041.9		5/21/2014	Turbine Helmet	Pending
UK	GB 1421423.3		12/02/2014	Mini Turbine Helmet	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508-	12/23/2010	STX Brace	Registered	12/23/2015
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2015
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/6/2015
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597		12/02/2014	Visor Screw	Pending
USA	29,509,338		11/17/2014	Hydration System	Pending
Europe	2588 970		12/2/2014	Visor Screw & Hydration System	Pending	2/12/2019
Held by Three Eleven Distribution (Pty) Ltd.
Brazil	PI0618410-3		4/11/2008	Helmet	Pending	1/11/2016
India	1863/KOLNP/ 2008		5/8/2008	Helmet	Pending
Germany	06809017.4	60 2006 010 418.9-08	3/31/2008	Helmet	Granted	10/13/2015
France	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2015

[24]

UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2015
Italy	67618/BE/201 0	1933656	3/31/2008	Helmet	Granted	10/13/2015
Netherlands	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2015
Austria	06809017.4	AT-E 0447866	3/31/2008	Helmet	Granted	10/13/2015
Spain	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2015
Sweden	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2015

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

The following table lists our licensed and/or registered and pending trademarks:

Country	TradeMark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt-Brace	10	6287826	6287826	21/09/2007	20/02/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	20/02/2020	Registered
China	The Helmet for your Neck Device	10	6287823	6287823	21/09/2007	20/02/2020	Registered
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	19/09/2017	Registered
CTM	The Helmet for your neck	9	6314009	6314009	19/09/2007	19/09/2017	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	19/09/2017	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	19/09/2017	Registered
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	01/03/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	26/10/2020	Registered
CTM	Alternative Load Path Technology	9	8358046	8358046	11/06/2009	11/06/2019	Registered
CTM	Alternative Load Path	9	8358061	8358061	11/06/2009	11/06/2019	Registered
CTM	ALPT	9	8358079	8358079	11/06/2009	11/06/2019	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	12/10/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	23/07/2019	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	16/07/2020	Registered
Japan	Leatt	9, 10, 28	2010-056635	5432253	16/07/2010	12/08/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	01/04/2021	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	23/09/2020	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	03/11/2020	Registered

[25]

Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	08/02/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	08/02/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	09/10/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	10	902094149		05/11/2009		Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	09/10/2022	Registered
Canada	LEATT	25	1535498	841,643	13/07/2011	29/01/2028	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	15/01/2023	Registered
Australia	BraceOn	28	1450772	1450772	23/09/2011	23/09/2021	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	23/09/2021	Registered
NZ	Leatt	9	829603	829603	30/08/2010	30/08/2020	Registered
NZ	Leatt	25	831034	831034	27/09/2010	27/09/2020	Registered
NZ	Leatt	28	831035	831035	27/09/2010	27/09/2020	Registered
NZ	Leatt	10	831036	831036	27/09/2010	27/09/2020	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	09/10/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	09/10/2022	Registered
Brazil	Device	9	830.409.416	830.409.416	05/11/2009	09/10/2022	Registered
CTM	Device	9, 25, 28	13289822		23/09/2014		Advertised
USA	THREE L DEVICE	9, 25, 28	86445638		5/11/2014		Pending
USA	LEATT	9, 25, 28	86551815		3/3/2015		Pending
USA	Leatt	25	85135308	4,202,879	22/09/2010	22/09/2021	Registered
SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	26/06/2019	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	26/06/2019	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	26/06/2019	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	28/05/2014	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	26/09/2016	Registered
SA	The Helmet for your Neck	10	2006/22760	2006/22760	26/09/2006	26/09/2016	Registered
SA	Helmet for your Neck Device	10	2007/15892	2007/15892	19/07/2007	19/07/2017	Registered
SA	Helmet for your Neck Device	28	2007/15893	2007/15893	19/07/2007	19/07/2017	Registered
SA	Adventure Leatt and Device	9	2008/15403	2008/15403	04/07/2008	04/07/2018	Registered
SA	Adventure Leatt and Device	10	2008/15404	2008/15404	04/07/2008	04/07/2018	Registered
SA	Adventure Leatt and Device	28	2008/15405	2008/15405	04/07/2008	04/07/2018	Registered
SA	Adventure Brace	9	2008/28131	2008/28131	01/12/2008	01/12/2018	Registered
SA	Adventure Brace	10	2008/28132	2008/28132	01/12/2008	01/12/2018	Registered
SA	Adventure Brace	28	2008/28133	2008/28133	01/12/2008	01/12/2018	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck Device	9	77236512	3483523	23/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck	9	77264171	3483644	24/08/2007	12/08/2018	Registered

[26]

USA	LEATT	9	77264178	3483646	24/08/2007	12/08/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	26/03/2019	Registered
China	Leatt-Brace	9	7668832	7668832	03/09/2009	06/03/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	06/03/2021	Registered
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	06/03/2021	Registered
China	Leatt	25	8706821	870682	09/28/2010	10/13/2021	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck Device	9	77236512	3483523	23/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck	9	77264171	3483644	24/08/2007	12/08/2018	Registered
USA	LEATT	9	77264178	3483646	24/08/2007	12/08/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	26/03/2019	Registered
China	Leatt-Brace	9	7668832	7668832	03/09/2009	06/03/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	06/03/2021	Registered
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	06/03/2021	Registered
China	Leatt	25	8706821	870682	09/28/2010	10/13/2021	Registered

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

Our Employees

As of December 31, 2014, we employed 40 full-time employees and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2014.

Employee Function	Number
Executive	3
Internet Technology	2
Product	4
Marketing	4
Finance	5
Operations and Distributions/Logistics	4
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	8
Support Staff (Receptionist/Cleaners/Driver)	4
Total	40

[27]

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

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $18.6 million for the fiscal year ended December 31, 2014. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

In addition to the minimum requirements the Company complies with the European Standards, or EN (European Norm), specific to certain categories of PPE. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus based process. In the Company’s case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; and CE EN1621-3 level 2 impact front Chest Protectors. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Also, where no specific standards exist such as with the brace, the Notifying Body (responsible for CE evaluation and certification).

[28]

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company’s FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the initial registration period, which expires in December 31, 2015, we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We expect to complete the re-registration process prior to its expiration on December 31, 2015. The MHRA registration of the knee brace is open-ended, subject to the Company’s continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certification for certain of our products, such as the MRX head and neck restraint system, by the SFI Foundation (USA), or the SFI. To attain SFI certification, a safety device must, every five years, pass a series of impact sled tests with an instrumented crash test dummy at a SFI accredited test lab, as well as flammability tests on various parts of the safety device. These tests are done according to the SFI38.1 specification that can be found at http://www.sfifoundation.com. SFI 38.1 accreditation is mandatory for any safety device that is used by participants in SFI sanctioned events worldwide. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product’s performance.

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

[29]

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

We have derived a significant portion of our revenue from a limited number of customers. For the year ended December 31, 2014, our U.S. revenue was concentrated in one customer that accounted for approximately 13% of annual U.S. revenue, with our largest customer in the U.S. accounting for approximately 13% of our U.S. sales. As of December 31, 2014, $738,780 or 17% of our accounts receivable, was due from this customer. We do not have long term contractual arrangements or regular negotiation with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2014 and 2013, annual revenues from product sales to international customers were $11,025,185 and $9,061,355, or 60% and 61% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

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

[30]

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman, Sean Macdonald, our Chief Executive Officer and President, and Erik Olsson, our International General Manager. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk we have taken out key man insurance on Key Staff members such as Dr. Leatt. However, if we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees, as well as the intellectual property owned by Dr. Leatt, in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We face an inherent business risk of exposure to product liability claims that could have a material adverse effect on our operating results.

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies in excess of $1 million with a self-insured retention to attempt to manage this risk worldwide. We are currently defending against 5 such claims which we have a fair expectation will be resolved in our favor. But although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us now or in the future. Furthermore, our insurance coverage does not include damages which may be assessed against us for willful and/or intentional injury, or for exemplary or punitive damages. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations. These aforementioned claims also have a negative impact on the renewal our product liability insurance policy and the premiums.

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

[31]

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2014. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

[32]

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

We have obtained certification and approvals for certain of our products, including certification of our MRX head and neck restraint system by the SFI, and approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product’s performance. There is no guarantee that our products will receive SFI certification or meet BMW testing standards.

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

[33]

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

[34]

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

[35]

The management team collectively has the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our management team collectively owns 41.53% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock). Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 25% of the space is used by our finance, legal and operations teams, 35% is used for warehousing and South African distribution and the remaining 40% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated December 12, 2014, between Leatt SA and AJ Brutus Investments cc, which expires on December 15, 2016. The lease agreement requires us to pay a monthly rent of $5,037.

Two Eleven, our California subsidiary, leases a 11,301 square foot space which increased to 14,101 square foot on April 1, 2013 in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Centre Pointe Properties, LLC, dated September 11, 2012. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The lease agreement required an initial monthly base rent of $ 4,583 from November 1, 2012 that increased to $ 9,166 from May 1, 2013 and subsequently increased to $ 9,441 from May 1, 2014 and expires on April 30, 2015.

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

  In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. This trial has been scheduled to commence January 11, 2016.

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

[36]

  On November 24, 2014, a lawsuit was filed against the Company and other defendants in the Circuit Court of Eighth Judicial Circuit in and for Alachua County, Florida for strict liability and negligence. The litigation is at an early stage and the Company is in the process of investigating the claim. The Company believes that the lawsuit is without merit and is vigorously defending itself.

  On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence, punitive damages and deceptive and misleading advertising and marketing. The litigation is at an early stage and the Company is in the process of investigating the claim. The company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2015
1st Quarter (January 1, 2015 to March 20, 2015)	$3.25	$1.18
Year Ended December 31, 2014
1st Quarter	$1.55	$1.18
2nd Quarter	$1.02	$0.70
3rd Quarter	$1.65	$0.75
4th Quarter	$1.55	$1.18
Year Ended December 31, 2013
1st Quarter	$0.70	$0.50
2nd Quarter	$0.95	$0.68
3rd Quarter	$0.92	$0.48
4th Quarter	$0.67	$0.48

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 20, 2015, there were approximately 225 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use future earnings for the development and expansion of our business and do not anticipate paying cash dividends in the immediate future.

[37]

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table includes the information as of December 31, 2014 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	290,200	$1.00	169,800
Equity compensation plans not approved by security holders	0	--	0
Total	290,200	--	169,800

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2014 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2014.

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

[38]

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 5 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the MRX Head and Neck Restraint system, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

[39]

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen year-old motocross rider, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

Year Ended December 31, 2014 compared to the year ended December 31, 2013

The following table summarizes the results of our operations during the years ended December 31, 2014 and 2013 and provides information regarding the dollar and percentage increase or (decrease) from the 2013 year to the 2014 year.

[40]

	Fiscal Year Ended December 31,		Percentage
	2014	2013	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$18,458,928	$14,891,667	$3,567,261	24%
COST OF REVENUES	8,636,546	7,158,943	$1,477,603	21%
GROSS PROFIT	9,822,382	7,732,724	$2,089,658	27%
PRODUCT ROYALTY INCOME	190,961	953,893	$(762,932)	-80%
OPERATING EXPENSES
Salaries and Wages	2,302,115	2,134,815	$167,300	8%
Commissions and Consulting	581,601	545,846	$35,755	7%
Professional Fees	1,117,887	1,228,514	$(110,627)	-9%
Advertising and Marketing	1,442,450	1,492,086	$(49,636)	-3%
Office Rent and Expenses	244,510	256,407	$(11,897)	-5%
Research and Development Costs	1,222,209	1,170,039	$52,170	4%
Bad Debt Expense (Recovery)	75,285	(5,218)	$80,503	1543%
General and Administrative	2,081,339	2,097,155	$(15,816)	-1%
Depreciation	304,690	334,049	$(29,359)	-9%
Total Operating Expenses	9,372,086	9,253,693	$118,393	1%
INCOME (LOSS) FROM OPERATIONS	641,257	(567,076)	$1,208,333	213%
Other Income	10,854	20,020	$(9,166)	-46%
INCOME (LOSS) BEFORE INCOME TAXES	652,111	(547,056)	$1,199,167	219%
Income Taxes	233,760	(171,880)	$405,640	236%
NET INCOME (LOSS)	$418,351	$(375,176)	$793,527	212%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor and Other products, Parts and Accessories. Revenues for the year ended December 31, 2014 were $18.46 million, a 24% increase, compared to revenues of $14.89 million for the year ended December 31, 2013. This increase in revenues is attributable to a $1.4 million increase in neck brace sales, a $2.2 million increase in Body armor sales, which was partially offset by a decrease of $0.07 million in Other Products, Parts and Accessories, respectively, during the year ended December 31, 2014. Changes in prices did not impact the increase in revenues as our selling prices have not fluctuated by any significant level.

The following table sets forth our revenues by product line for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues
Neck braces	$9,799,767	53%	$8,379,338	56%
Body armor	7,811,511	42%	5,596,738	38%
Other Products, Parts and Accessories	847,650	5%	915,591	6%
	$18,458,928	100%	$14,891,667	100%

Sales of our flagship Neck brace accounted for $9.80 million and $8.38 million, or 53% and 56% of our revenues for the years ended December 31, 2014 and 2013, respectively. The 17% increase in Neck brace revenues was primarily due to increased sales volumes of the Company’s Neck brace product line as a result of the successful introduction of the Fusion 2.0 Junior, Fusion 3.0 for adults and 5.5 Neck brace product line in the United States and abroad.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $7.81 million and $5.60 million, or 42% and 38% of our revenues for the years ended December 31, 2014 and 2013, respectively. The 40% increase in Body armor revenues was primarily due to increased sales volume of Body armor products as a result of the successful market acceptance of our C-Frame Knee Brace which was delivered to our customers in the fourth quarter of 2014.

[41]

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.85 million and $0.92 million, or 5% and 6% of our revenues for the years ended December 31, 2014 and 2013, respectively. The decrease in our Other Products, Parts and Accessories is primarily due to a 38% decrease in the volume of spare parts sold internationally during the period.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2014 and 2013 were $8.64 and $7.16 million, respectively. Gross Profit for the years ended December 31, 2014 and 2013 were $9.82 million, or 53% of revenues, and $7.73 million, or 52% of revenues, respectively. The increase in gross profit margin was primarily due to increased neck brace sales in the United States and abroad as well as improved Body armor margins as a result of the successful introduction of the C-Frame Knee Brace during the 2014 period. Our management continues to actively monitor and assess all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2014 and 2013 were $190,961 and $953,893, respectively. The 80% decrease in product royalty income is primarily due to the inclusion of income derived from a confidential settlement agreement entered into by the Company to resolve an alleged patent infringement claim during the 2013 period that was not repeated in the 2014 period.

Salaries and Wages – Salaries and wages for the years ended December 31, 2014 and 2013 were $2,302,115 and $2,134,815, respectively. This 8% increase in salaries and wages during the 2014 period was primarily due to the employment of additional US sales management and European brand management staff.

Commissions and Consulting Expense– Commissions and consulting expense for the years ended December 31, 2014 and 2013 were $581,601 and $545,846, respectively. This 7% increase in commissions and consulting expenses is primarily the result of increased spending on strategic marketing and public relations activities which are included in consulting expenses.

Professional Fees – Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2014 and 2013 were $1,117,887 and $1,228,514, respectively. The 9% decrease in professional fees is primarily due to decreased spending on patent litigation.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2014 and 2013 were $1,442,450 and $1,492,086, respectively. This $49,636, or 3%, decrease in advertising and marketing expenditure is due to the Company’s continued use of online marketing campaigns that reach a wider audience and are more cost effective than traditional print campaigns utilized by the company.

Office Rent and Expenses – Office rent and expenses for the years ended December 31, 2014 and 2013 were $244,510 and $256,407, respectively. The 5% decrease in office rent and expenses is primarily the result of the consolidation of additional warehouse space occupied by Two Eleven, our US subsidiary.

Research and Development Costs – These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2014 and 2013 were $1,222,209 and $1,170,039, respectively. This 4% increase in research and development costs is a result of the direct development costs incurred in order to continue the expansion of the Company’s range of innovative products.

Bad Debt Expense (Recovery) - Bad debt expensed (recovered) for the years ended December 31, 2014 and 2013 were $75,285 and ($5,218), respectively. This increase is primarily as a result of the write off of unrecoverable debts owing to Two Eleven.

General and Administrative Expenses – General and administration costs consist of insurance, travel, merchant fees, communication costs, office and computer supplies with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2014 and 2013 were $2,081,339 and $2,097,155, respectively. The 1% decrease in general and administrative expenses is primarily the result of decreased product liability insurance premiums partially offset by increased expenditure on travel during the 2014 period.

[42]

Depreciation Expense – Depreciation expense for the years ended December 31, 2014 and 2013 was $304,690 and $334,049, respectively. The 9% decrease in depreciation expense is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $118,393 to $9,372,086 for the year ended December 31, 2014, or 1%, compared to $9,253,693 in the 2013 period. This increase is primarily due to increased salaries and wages, and research and development costs, that were partially set off by a decrease in professional fees and advertising and marketing costs as discussed above.

Net Income (Loss) – The net income after income taxes for the year ended December 31, 2014 was $418,351, as compared to a net loss after income taxes of ($375,176) for the 2013 period. This increase in net income is primarily due to increased revenues and gross profit as discussed above.

Liquidity and Capital Resources

At December 31, 2014, we had cash and cash equivalents of $0.7 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $0.80 million and short-term investments of $0.06 million at December 31, 2013. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2014	2013
Net cash provided by operating activities	$759,462	$255,500
Net cash provided by (used in) investing activities	$(456,429)	$21,410
Net cash used in financing activities	$(207,606)	$(3,986)
Effect of exchange rate changes on cash and cash equivalents	$(205,732)	$(105,583)
Net increase (decrease) in cash and cash equivalents	$(110,305)	$167,341
Cash and cash equivalents at the beginning of period	$835,012	$667,671
Cash and cash equivalents at the end of period	$724,707	$835,012

Cash decreased by $110,305, or 13%, for the year ended December 31, 2014. The primary sources of cash during fiscal year 2014 were a net income of $418,351 and an increase in accounts payable of $904,076. The primary uses of cash during fiscal year 2014 were increases in accounts receivables of $1,144,398 and increased capital expenditures of $463,105 relating primarily to moulds to be used for the Company’s increased range of products. As of December 31, 2014, we did not have any credit facilities or significant amounts owing to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 11, 2013, between the Company and AFCO Acceptance Corporation “AFCO,” the company was obligated to pay AFCO an aggregate sum of $1,001,151 in eleven payments of $91,014, at a 2.647% annual interest rate, commencing on November 1, 2013 and ending on September 1, 2014. As of September 30, 2014, the Company had repaid AFCO the entire balance due under the Premium Finance Agreement, and had entered into a new premium financing agreement, dated October 7, 2014, with them. Pursuant to the new agreement, the Company is obligated to pay AFCO an aggregate sum of $ 741,165 in eleven payments of $68,273, at an annual interest rate of 2.647%, commencing on November 1, 2014 and ending on September 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

[43]

Pursuant to a Premium Finance Agreement, dated June 9, 2014, between the Company and AFCO, the company is obligated to pay AFCO an aggregate sum of $59,244 in eleven payments of $4,997 at a 2.647% annual interest rate, commencing on June 1, 2014 and ending on April 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2014, the Company had not defaulted on its payment obligations under this agreement.

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

[44]

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2014 and 2013 was $161,593 and $131,655, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2014 and 2013.

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

[45]

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2014, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2014 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

[46]

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2014 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 20, 2015.

Name	Age	Title
Dr. Christopher James Leatt	46	Founder, Chairman and Head of Research & Development
Sean Macdonald	37	CEO, CFO, President and Director
Jeffrey Joseph Guzy	63	Director

DR. CHRISTOPHER LEATT: Dr. Leatt, aged 46, has served as a director since 2005. Dr. Chris Leatt (MB ChB) studied medicine at the University of Cape Town and completed his internship in the United Kingdom before returning to South Africa to pursue his career in medicine. He held positions in General Surgery and General Medicine/Geriatrics/Gastroenterology before becoming a General Medical Practitioner and Chairman of ERIPO (Eerste River Independent Practitioners Association), an organization formed to look after both the Medical and Business interests of forty Independent Practitioners. Dr. Leatt then worked in casualty/trauma at various hospitals before becoming a surgical medical officer. A brief stint as an Orthopedic Registrar at Groote Schuur Hospital preceded his post as Neurosurgery Registrar at the Department of Neurosurgery, Tygerberg Academic Hospital. Dr. Leatt's duties as a surgical registrar in this discipline included ward work, High-Care duties, evaluation of referrals, outpatient consultations, emergency and elective surgery, logbook of all surgical procedures completed. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing and helicopter pilot and is an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. When not participating in such events, Dr. Leatt is often involved in providing medical support there.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 37 has served as the Company’s Chief Executive Officer and President since November 9, 2010, as its Chief Financial Officer since August 1, 2009, and as a Director since May 6, 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articling at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 63, has served as a director since April 4th, 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CENTRAL Oil and Gas Corporation and Aero-X Golf Inc (dba Polara Golf). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director of Capstone Industries (CAPC) and UBL Interactive (UBLI), both public corporations.

[47]

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

[48]

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

Significant Employees

Name	Age	Position
Erik Olsson	47	International General Manager and Head of International Distribution
Todd Repsher	44	U.S. National Sales Manager

ERIK OLSSON: Mr. Olsson, aged 47, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 44, has served as our US National Sales Manager since March 2014. Mr. Repsher is an award- winning sales executive with over fifteen years experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

[49]

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2012	487,668	--	--	481	--	--	9,889	498,038
	2013	487,668	--	--	160	--	--	9,468	497,296
	2014	487,668	--	--	160	--	--	8,956	496,784
Sean Macdonald, President, CEO, CFO and Director	2012	196,922	--		721	--	--	7,957	205,600
	2013	189,502	--	--	240	--	--	10,467	200,209
	2014	172,774	13,055	--	240	--	--	10,338	196,407

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Reflects compensation to Dr. Leatt in his capacity as the head of our Research and Development department. Pursuant to an employment agreement with the Company, Dr. Leatt receives an annual base salary of $487,668, as well as other benefits.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him an annual base salary of ZAR 2,199,987 (approximately $189,626). Mr. Macdonald receives coverage under the Company’s employment benefit plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt will also receive coverage under the Company’s employment benefit plans as well as the mandatory one week’s severance pay for each year of service to the Company. He is also subject to the customary confidentiality covenants. The agreement may be terminated by either party with twelve months’ written notice; provided that Dr. Leatt will be obligated to assist in the appointment and orientation of his successor for a period of six months following such termination. This six-month obligation is also applicable in the event that there is a change of control over the Company. Dr. Leatt may also be terminated by the Company with no notice for gross misconduct, incapacity or for material breach of the employment agreement.

[50]

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2014, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options(1)	Exercise or base price of option awards ($/Sh)(1)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/1/2012	-	52,000	$1.00	$52,000
Sean Macdonald	2/1/2012	-	78,000	$1.00	$78,000

(1)	The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2014 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable(1)	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price(1) ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$1.00	February 1, 2017
Sean Macdonald	78,000	--	--	$1.00	February 1, 2017

(1) The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 520,000 of the shares vested on February 1, 2012, the grant date, and the option to purchase the remaining shares vested in equal portions on December 31, 2012, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt has vested options to purchase 52,000 shares of the Company’s common stock at $1.00 per share.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. The option to purchase 780,000 of the shares vested on February 1, 2012, the grant date, and the option to purchase the remaining shares vested in equal portions on December 31, 2012, 2013 and 2014. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald has vested options to purchase 78,000 shares of the Company’s common stock at $1.00 per share.

[51]

Option Exercises and Stock Vested

On December 31, 2014, options to purchase an additional 33,800 shares of our common stock at $1.00 per share (after giving effect to the reverse split effected on September 20, 2012) vested. Except for the foregoing, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2014.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2014.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2014.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2014:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Jeffrey J. Guzy	5,561	-	402	-	5,963
Sean Macdonald	5,561	-	-	-	5,561

Narrative to Director Compensation Table

During the 2014 fiscal year, we paid our directors approximately ZAR 5,000 (approximately, $463) per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date, and the option to purchase another 3,000, vested on February 14, 2015. The remaining 6,000 shares will vest in two equal portions on each of February 14, 2016 and 2017.

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

[52]

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2015, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

[53]

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,045,903	39.34%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	35,667	0.69%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	78,000	1.50%
X	-	All officers and directors as a group (persons named above)		2,159,570	41.53%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers	Advisor	488,317	9.39%
-	X			24,000	20.00%
X		Alfred Bjorn C hristensen		460,800	8.86%

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

(4)	Includes a vested 5-year option to purchase 52,000 shares of the Company’s common stock at $1.00 per share, issued to Dr. Leatt under the Company’s 2011 Plan after giving effect to the Reverse Split.
(5)

Includes a vested 5-year option to purchase 9,000 shares of the Company’s common stock at $1.00 per share, issued to Mr. Guzy under the Company’s 2011 Plan. An additional 6,000 shares are slated to vest in two equal parts on February 14, 2016 and 2017.

(6)

Represents a vested 5-year option to purchase 78,000 shares of the Company’s common stock at $1.00 per share, issued to Mr. Macdonald under the Company’s 2011 Plan after giving effect to the Reverse Split.

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

[54]

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties totaled $480,689 and $465,316 for the years ended December 31, 2014 and 2013, respectively.

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

[55]

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$96,000	$101,600
Audit-Related Fees	11,714	6,466
Tax Fees	8,411	8,693
All Other Fees	0	0
TOTAL	$116,125	$116,759

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2014.

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

[56]

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

4.2	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
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

4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.1

Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.2

Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.3

Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.4

Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.5

Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp. (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K, filed on March 19, 2014)

10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7

Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K, filed on March 28, 2013)

10.8*	Lease Agreement, dated December 12, 2014, between Leatt Corp. and AJ Brutus Investments cc.

[57]

10.9*	Storage Rental Agreement, dated December 1, 2014, between The Storage Spot and Leatt Corp.
10.10	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11*	Storage Rental Agreement 2, dated January 1, 2012, between The Storage Spot and Leatt Corp.
10.12*	Premium Finance Agreement, dated June 9, 2014, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended).
10.14*	Premium Finance Agreement, dated January 1, 2015, between Fulcrum Group (Pty) Ltd. and Leatt Corp.
10.15
10.16*	Employment Agreement, dated May 15, 2014, between Christopher Leatt and Leatt Corp.
10.17*	Promissory Note, dated October 7, 2014, between AFCO Acceptance Corp. and Leatt Corp.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

[58]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 26, 2015

LEATT CORPORATION
By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 26, 2015
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 26, 2015
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 26, 2015
Jeffrey J. Guzy

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Leatt Corporation

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2014. LEATT CORPORATION’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEATT CORPORATION as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 26, 2015

8150 Leesburg Pike • Suite 500 • Vienna, VA 22182
Phone: 703.847.4600 • Fax: 703.356.4821 • Email: fc@fcocpas.com • Website: http://www.fcocpas.com
Members of: American Institute of Certified Public Accountants PCPS/CAQ • Virginia Society of Certified Public Accountants
CPA Associates International, Inc., a consortium of independent CPA firms with members in Principal U.S. and International Cities

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013

ASSETS

	2014	2013
Current Assets
Cash and cash equivalents	$724,707	$835,012
Short-term investments	58,153	58,130
Accounts receivable	4,239,298	3,139,273
Inventory	3,403,854	3,259,274
Payments in advance	345,406	144,302
Income tax refunds receivable	25,299	299
Deferred tax asset	108,000	110,000
Prepaid expenses and other current assets	994,003	1,092,450
Total current assets	9,898,720	8,638,740

Property and equipment, net	995,537	891,728

Other Assets
Other receivables	210,000	330,000
Deposits	17,980	19,469
Intangible assets	81,323	89,960
Total other assets	309,303	439,429

Total Assets	$11,203,560	$9,969,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,980,885	$2,076,809
Income taxes payable	331,000	-
Short term loan, net of finance charges	626,129	833,735
Total current liabilities	3,938,014	2,910,544

Deferred tax liabilities	88,468	40,680

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,314,136	7,307,515
Accumulated other comprehensive loss	(378,431)	(111,864)
Retained earnings (accumulated deficit)	108,365	(309,986)
Total stockholders' equity	7,177,078	7,018,673

Total Liabilities and Stockholders' Equity	$11,203,560	$9,969,897

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Revenues	$18,458,928	$14,891,667

Cost of Revenues	8,636,546	7,158,943

Gross Profit	9,822,382	7,732,724

Product Royalty Income	190,961	953,893

Operating Expenses
Salaries and wages	2,302,115	2,134,815
Commissions and consulting expenses	581,601	545,846
Professional fees	1,117,887	1,228,514
Advertising and marketing	1,442,450	1,492,086
Office rent and expenses	244,510	256,407
Research and development costs	1,222,209	1,170,039
Bad debt expense (recovery)	75,285	(5,218)
General and administrative expenses	2,081,339	2,097,155
Depreciation	304,690	334,049
Total operating expenses	9,372,086	9,253,693

Income (loss) from Operations	641,257	(567,076)

Other Income
Interest and other income, net	10,854	20,020
Total other income	10,854	20,020

Income (Loss) Before Income Taxes	652,111	(547,056)

Income Taxes	233,760	(171,880)

Net Income (Loss) Available to Common Shareholders	$418,351	$(375,176)

Net Income (Loss) per Common Share
Basic	$0.08	$(0.07)
Diluted	$0.08	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623
Diluted	5,200,623	5,200,623

Comprehensive Income (Loss)
Net Income (loss)	$418,351	$(375,176)
Other comprehensive loss, net of $148,000 and $-0- deferred
income taxes in 2014 and 2013
Foreign currency translation	(266,567)	(276,099)

Total Comprehensive Income (Loss)	$151,784	$(651,275)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

						Accumulated
						Other	Retained
					Additional	Comprensive	Earnings
	Preferred Stock A		Common Stock		Paid - In	Income	(Accumulated
	Shares	Amount	Shares	Amount	Capital	(Loss)	Deficit)	Total

Balance, January 1, 2013	120,000	$3,000	5,200,623	$130,008	$7,302,352	$164,235	$65,190	$7,664,785

Compensation cost recognized in connection with stock options	-	-	-	-	5,163	-	-	5,163

Net loss	-	-	-	-	-	-	(375,176)	(375,176)

Foreign currency translation adjustment	-	-	-	-	-	(276,099)	-	(276,099)

Balance, December 31, 2013	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673

Compensation cost recognized in connection with stock options	-	-	-	-	6,621	-	-	6,621

Net income	-	-	-	-	-	-	418,351	418,351

Foreign currency translation adjustment	-	-	-	-	-	(266,567)	-	(266,567)

Balance, December 31, 2014	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities
Net income (loss)	$418,351	$(375,176)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	304,690	334,049
Deferred income taxes	49,788	(60,320)
Stock-based compensation	6,621	5,163
Bad debts	44,373	(6,557)
Inventory reserve	29,938	131,655
Gain on sale of property and equipment	(4,291)	(15,465)
(Increase) decrease in:
Accounts receivable	(1,144,398)	400,095
Inventory	(174,518)	380,003
Payments in advance	(201,104)	24,408
Prepaid expenses and other current assets	98,447	(218,337)
Income tax refunds receivable	(25,000)	(299)
Other receivables	120,000	(330,000)
Deposits	1,489	25,026
Increase (decrease) in:
Accounts payable and accrued expenses	904,076	76,255
Income taxes payable	331,000	(115,000)
Net cash provided by operating activities	759,462	255,500

Cash flows from investing activities
Capital expenditures	(463,105)	(255,025)
Proceeds from sale of property and equipment	6,699	23,302
Increase (decrease) in short-term investments, net	(23)	253,133
Net cash provided by (used in) investing activities	(456,429)	21,410

Cash flows from financing activities
Rrepayments of short-term loan, net	(207,606)	(3,986)
Net cash used in financing activities	(207,606)	(3,986)

Effect of exchange rates on cash and cash equivalents	(205,732)	(105,583)

Net increase (decrease) in cash and cash equivalents	(110,305)	167,341

Cash and cash equivalents - beginning of year	835,012	667,671

Cash and cash equivalents - end of year	$724,707	$835,012

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,095	$14,745
Cash paid for income taxes	$440	$2,419

Other noncash investing and financing activities
Common stock issued for services	$6,621	$5,163

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014 AND 2013

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

Revenue and Cost Recognition (Continued) - Since the Company (through its wholly owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third party manufacturer to the international distributors.

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

Short-term investments - The Company’s short-term investments consists of a certificate of deposit with a maturity of greater than three months but less than twelve months.

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2014 and 2013 was $103,066 and $58,693, respectively.

Inventory – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2014 and 2013 was $161,593 and $131,655, respectively.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets – The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2014 and 2013.

Intangible Assets – The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2014 or 2013.

Short-term Loan – The Company carries product liability insurance policies with a U.S and South African-based insurance carrier. The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $91,014 over eleven months including interest at 2.647% and has been paid in full. The current short-term loan is payable in monthly installments of $68,273 over eleven months including interest at 2.647%.

The Company carries directors and officers liability insurance. The Company finances payment of its short-term insurance premiums over a period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $4,997 at 2.647% annual interest rate.

Preferred Stock - The Company's preferred stock, when issued, is generally convertible to common stock at or above the then current market price of the Company's common stock and therefore, contains no beneficial conversion feature. The Preferred Stock is convertible on a 1:1 ratio to common stock. Each holder of the Preferred Stock is not entitled to receive dividends and is entitled to 100 votes for each one share of Preferred Stock.

Shipping and Handling Costs – The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs incurred in cost of revenues.

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs – In connection with the Company’s license agreement with Holdings, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $97,525 and $121,963, respectively for the years ended December 31, 2014 and 2013.

Research and Development – Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company’s foreign operations, consisting of its South African Branch and New Zealand, denominated in local currencies, SA RAND and NEW ZEALAND DOLLAR respectively, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled ($266,567) and ($276,099), respectively, during the years ended December 31, 2014 and 2013.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation - The Company accounts for stock based compensation in accordance with the fair- value-base method set forth in FASB ASC Topic 718-10, Stock-Based Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on the estimated fair values on the date of grant or the fair value of the services performed. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and 2013, the Company has no unrecognized tax benefits. The Company's 2011 U.S. income tax return is under examination and the Company is awaiting receipt of the agent's report.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted- average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2014 and 2013, the Company had 410,200 potential common shares, consisting of 120,000 preferred shares and 290,200 stock options outstanding, that were anti-dilutive and therefore not included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income/loss at December 31, 2014 and 2013 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2014 and 2013, the Company’s uninsured bank balances totaled $535,090 and $705,436, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the year ended December 31, 2014, the Company's US revenue was concentrated in one customer that accounted for approximately 13% of annual US revenue.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (Continued) - As of December 31, 2014, $738,780 or 17% of the Company's accounts receivable, was due from this customer. For the years ended December 31, 2014 and 2013, the Company's international revenue was concentrated in two customers that accounted for approximately 24% and 22%, respectively, of annual international revenue. As of December 31, 2014 and 2013, $699,127, or 16%, and $605,077, or 19%, of the Company's accounts receivable, respectively, were due from these international customers.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2014 and 2013, annual revenues associated with international customers were $11,025,185 and $9,061,355, or 60% and 61% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recent Accounting Pronouncements – In April 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update providing new guidance on the requirements for reporting a discontinued operation. The new guidance changes the criteria for reporting discontinued operations and enhances the reporting requirements for discontinued operations. Under the new guidance, a discontinued operation must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. The revised standard will allow an entity to have certain continuing cash flows or involvement with the component after the disposal, and requires expanded disclosures. The standard is effective for reporting periods beginning after December 15, 2014. Management does not anticipate that the adoption of this standard will have a significant impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued a comprehensive new standard which amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. The new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosures pertaining to revenue recognition in both interim and annual periods. The standard is effective for interim and annual periods beginning after December 15, 2016 and allows for adoption using a full retrospective method, or a modified retrospective method. Management has not yet assessed the method of adoption or the expected impact the new standard will have on the Company’s consolidated financial statements.

In August 2014, the FASB issued new guidance regarding the Company’s responsibility for disclosure of uncertainties about an entity’s ability to continue as a going concern. Management will be required to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued, and, if so, disclose that fact. Management will be required to make this evaluation for both annual and interim reporting periods, if applicable. The standard is effective for annual periods ending after December 15, 2016 and interim periods ending after December 15, 2016. Management does not anticipate that the adoption of this standard will significantly impact the Company’s consolidated financial statements.

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

In performing such evaluations, the Company utilizes historical experience as well as current market information. All products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2014 and 2013 was $161,593 and $131,655, respectively. During the year ended December 31, 2014 the Company wrote off and destroyed $345,744 of product which was deemed to be obsolete.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2014 and 2013 consisted of the following:

	2014	2013

Land	$418,064	$462,466
Moulds and tools	1,849,673	1,507,073
Computer equipment and software	682,537	654,919
Office and other equipment	435,216	401,665
Vehicles	175,034	145,837
Leasehold improvements	82,159	117,907
	$3,642,683	$3,289,867

Accumulated depreciation	(2,647,146)	(2,398,139)
Property and equipment, net	$995,537	$891,728

NOTE 5 -	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $345,406 and $144,302 as of December 31, 2014 and 2013 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	OTHER RECEIVABLES

In October 2013, the Company entered into a confidential settlement agreement to resolve alleged patent infringement claims and counter claims, under which the Company will receive a series of payments over time. The amount included in other receivables as of December 31, 2014 represents the amount of payments to be received in 2016 and thereafter.

NOTE 7 -	STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted and the shareholders subsequently approved the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. The maximum number of shares of common stock which may be issued under the Plan is 460,000. In June 2013, the shareholders approved an increase in the maximum shares from 260,000. The maximum number of shares of common stock that may be awarded to an individual participant in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five year period. Shares are generally issued at the fair market value on the date of issuance.

NOTE 7 -	STOCKHOLDERS’ EQUITY (Continued)

During the year ended December 31, 2014, 90,000 options were granted to key employees and to the outside director at the exercise price of $1.00 per share, exercisable over a 5 year period. 40% of the shares were immediately vested with a compensation expense of $2,426 and 60% of the shares were unvested with unrecognized compensation values of $3,640. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2014, was $0.07 per share. In addition, 7,800 options were forfeited during the year ended December 31, 2014.

During the year ended December 31, 2012, 208,000 stock options were granted at an exercise price of $1.00 per share, exercisable over a 5 year period. Of the options granted in 2012, 60% of the shares were vested with a compensation expense of $15,487 and 40% of the shares were unvested with unrecognized compensation values of $10,325. During the year ended December 31, 2013 an additional 20% of the shares vested with a compensation expense of $5,163. During the year ended December 31, 2014 the last 20% of the shares vested with a compensation expense of $4,194.

	2012	2014
	Options	Options
	Granted	Granted
Expected term in years	5	5
Years Risk-free interest rate	2.65%	3.38%
Expected volatility	0.90%	22.85%
Expected dividend yield	0.00%	0.00%

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

NOTE 8 -	INCOME TAXES

The Company’s income tax expense (benefit) for the years ended December 31, 2014 and 2013 consists of the following components:

	2014	2013

Current
Federal	$330,372	$(113,160)
State	1,600	1,600
	331,972	(111,560)

Deferred
Federal	(98,212)	(60,320)
	(98,212)	(60,320)

Income tax expense	$233,760	$(171,880)

NOTE 8 -	INCOME TAXES (Continued)

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2014	2013
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	0.00%	6.00%
Timing and permanent differences	2.00%	-9.00%
	36.00%	31.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2014 and 2013 consist of the following:

	2014	2013
Deferred tax assets:
Accounts receivable	$35,000	$20,000
Inventory	55,000	75,000
Vacation accrual	18,000	15,000
Net operating loss carryforwards	1,257,000	1,067,000
Less valuation allowance	(1,257,000)	(1,067,000)
Deferred tax assets, net	$108,000	$110,000

Deferred tax liabilities:
Depreciation	$88,468	$40,680
Deferred tax liabilities, net	$88,468	$40,680

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carry forwards. As of December 31, 2014 and 2013, the Company has approximately $14,221,000 and $12,050,000 of net operating loss carry forwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. The Company' 2011 U.S. income tax return is under examination, and the Company is currently waiting to receive the agents report. The Company has not been notified of any proposed changes, however, until receipt or the agent's report no definitive conclusion can be made. As of December 31, 2014, the tax years that remain subject to examination are 2011 to 2014 for federal and 2011 to 2014 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2014 or 2013. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 9 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $480,689 and $465,316 for the years ended December 31, 2014 and 2013. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2014 and 2013, accrued royalties totaled $69,790 and $76,755.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease commenced on November 1, 2012 and continues through April 30, 2015. The lease agreement calls for monthly base rent in the amount of $9,441.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on December 12, 2014 and continues through December 15, 2016. The lease agreement calls for an initial monthly rent of $5,037.

Minimum lease payments under non cancellable operating lease agreements in each of the years subsequent to December 31, 2014 are as follows:

2015	$98,208
2016	$57,920

Rent expense totaled $210,185 and $200,170, respectively, for the years ended December 31, 2014 and 2013.

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

NOTE 11 –	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 26, 2015, the date the financial statements were released.

EXHIBIT INDEX

Exhibit Number	Exhibit Title
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

4.2	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
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

4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.1

Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust (incorporated by reference to Exhibit 10.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.2

Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) (incorporated by reference to Exhibit 10.2 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.3

Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.4

Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.5

Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp. (incorporated by reference to Exhibit 10.5 to the Company’s annual report on Form 10-K, filed on March 19, 2014)

10.6

End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp. (incorporated by reference to Exhibit 10.6 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)

10.7

Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC (incorporated by reference to Exhibit 10.7 to the Company’s annual report on Form 10-K, filed on March 28, 2013)

10.8*	Lease Agreement, dated December 12, 2014, between Leatt Corp. and AJ Brutus Investments cc.

10.9*	Storage Rental Agreement, dated December 1, 2014, between The Storage Spot and Leatt Corp.
10.10	Leatt Distributor Form Business Terms, dated February 10, 2008 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11*	Storage Rental Agreement 2, dated January 1, 2012, between The Storage Spot and Leatt Corp.
10.12*	Premium Finance Agreement, dated June 9, 2014, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended).
10.14*	Premium Finance Agreement, dated January 1, 2015, between Fulcrum Group (Pty) Ltd. and Leatt Corp.
10.15	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
10.16*	Employment Agreement, dated May 15, 2014, between Christopher Leatt and Leatt Corp.
10.17*	Promissory Note, dated October 7, 2014, between AFCO Acceptance Corp. and Leatt Corp.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

______________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2014 and 2013; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.