Form 10-Q
period 2015-03-31
Leatt Corp
filed 2015-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,200,623

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2015

i

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014

[1]

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2015	December 31, 2014
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$893,165	$724,707
Short-term investments	58,156	58,153
Accounts receivable	1,643,957	4,239,298
Inventory	4,119,980	3,403,854
Payments in advance	394,353	345,406
Income tax refunds receivable	299	25,299
Deferred tax asset	108,000	108,000
Prepaid expenses and other current assets	718,845	994,003
Total current assets	7,936,755	9,898,720

Property and equipment, net	925,202	995,537

Other Assets
Other receivables	180,000	210,000
Deposits	17,798	17,980
Intangible assets	78,081	81,323
Total other assets	275,879	309,303

Total Assets	$9,137,836	$11,203,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,318,373	$2,980,885
Income taxes payable	196,000	331,000
Short term loan, net of finance charges	349,003	626,129
Total current liabilities	1,863,376	3,938,014

Deferred tax liabilities	88,268	88,468

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,200,623 shares issued and outstanding	130,008	130,008
Additional paid - in capital	7,315,614	7,314,136
Accumulated other comprehensive loss	(424,900)	(378,431)
Retained earnings	162,470	108,365
Total stockholders' equity	7,186,192	7,177,078

Total Liabilities and Stockholders' Equity	$9,137,836	$11,203,560

See accompanying notes to consolidated financial statements

[2]

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31

	2015	2014
	Unaudited	Unaudited

Revenues	$4,021,455	$3,523,475

Cost of Revenues	1,844,195	1,627,774

Gross Profit	2,177,260	1,895,701

Product Royalty Income	51,533	20,815

Operating Expenses
Salaries and wages	606,178	527,046
Commissions and consulting expenses	185,908	166,017
Professional fees	214,773	334,056
Advertising and marketing	261,442	285,394
Office rent and expenses	60,508	60,118
Research and development costs	292,717	281,292
Bad debt expense	-	22,072
General and administrative expenses	425,216	504,954
Depreciation	92,803	77,519
Total operating expenses	2,139,545	2,258,468

Income (Loss) from Operations	89,248	(341,952)

Other Income
Interest and other income, net	442	1,066
Total other income	442	1,066

Income (Loss) Before Income Taxes	89,690	(340,886)

Income Taxes	35,585	-

Net Income (Loss) Available to Common Shareholders	$54,105	$(340,886)

Net Income (Loss) per Common Share
Basic	$0.01	$(0.07)
Diluted	$0.01	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic	5,200,623	5,200,623
Diluted	5,467,160	5,200,623

Comprehensive Income (Loss)
Net Income (loss)	$54,105	$(340,886)
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2015 and 2014
Foreign currency translation	(46,469)	5,171

Total Comprehensive Income (Loss)	$7,636	$(335,715)

See accompanying notes to consolidated financial statements

[3]

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2015

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2015	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078

Compensation cost recognized in connection with stock options	-	-	-	-	1,478	-	-	1,478

Net income	-	-	-	-	-	-	54,105	54,105

Foreign currency translation adjustment	-	-	-	-	-	(46,469)	-	(46,469)

Balance, March 31, 2015	120,000	$3,000	5,200,623	$130,008	$7,315,614	$(424,900)	$162,470	$7,186,192

See accompanying notes to consolidated financial statements

[4]

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities
Net income (loss)	$54,105	$(340,886)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	92,803	77,519
Deferred income taxes	(200)	(42)
Stock-based compensation	1,478	2,427
Bad debts	-	22,072
Inventory reserve	26,034	89,522
Gain on sale of property and equipment	-	(167)
(Increase) decrease in:
Accounts receivable	2,595,341	922,346
Inventory	(742,160)	(452,585)
Payments in advance	(48,947)	(100,908)
Prepaid expenses and other current assets	275,158	249,455
Income tax refunds receivable	25,000	-
Other receivables	30,000	30,000
Deposits	182	46
Increase (decrease) in:
Accounts payable and accrued expenses	(1,662,512)	(274,304)
Income taxes payable	(135,000)	-
Net cash provided by operating activities	511,282	224,495

Cash flows from investing activities
Capital expenditures	(42,608)	(88,691)
Proceeds from sale of property and equipment	-	167
Increase in short-term investments, net	(3)	(6)
Net cash used in investing activities	(42,611)	(88,530)

Cash flows from financing activities
Repayments of short-term loan, net	(277,126)	(282,267)
Net cash used in financing activities	(277,126)	(282,267)

Effect of exchange rates on cash and cash equivalents	(23,087)	10,864

Net increase (decrease) in cash and cash equivalents	168,458	(135,438)

Cash and cash equivalents - beginning	724,707	835,012

Cash and cash equivalents - ending	$893,165	$699,574

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,167	$4,002
Cash paid for income taxes	$170,585	$-

Other noncash investing and financing activities
Common stock issued for services	$1,478	$2,427

See accompanying notes to consolidated financial statements

[5]

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2014 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 26, 2015. The consolidated balance sheet as of March 31, 2015 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2015 and 2014, changes in stockholders’ equity for the three months ended March 31, 2015, cash flows for the three months ended March 31, 2015 and 2014, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2015 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2014 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the three months ended March 31, 2015 and 2014 was $187,627 and $221,177, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2015 was zero. There was no impairment of intangible assets at March 31, 2015.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The US short-term loan is payable in monthly installments of $68,273 over an 11 month period at an APR of 2.647% and the South African short-term loan is payable in monthly installments of $1,936 over a 10 month period at a flat interest rate of 3.50%.

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

[6]

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months March 31, 2015, the Company had 410,200 potential common shares, consisting of 120,000 preferred shares and options to purchase 290,200 shares, outstanding that were dilutive and included in diluted net income per share.

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

[7]

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.3281 for its March 31, 2015 unaudited balance sheet.
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
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR12.0833 for its March 31, 2015 unaudited balance sheet.

[8]

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

[9]

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

The following table summarizes the results of our operations during the three-month periods ended March 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

[10]

	Three Months Ended March 31,			Percentage
	2015	2014	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$4,021,455	$3,523,475	$497,980	14%
COST OF REVENUES	1,844,195	1,627,774	$216,421	13%
GROSS PROFIT	2,177,260	1,895,701	$281,559	15%
PRODUCT ROYALTY INCOME	51,533	20,815	$30,718	148%
OPERATING EXPENSES
Salaries and Wages	606,178	527,046	$79,132	15%
Commissions and Consulting	185,908	166,017	$19,891	12%
Professional Fees	214,773	334,056	$(119,283)	-36%
Advertising and Marketing	261,442	285,394	$(23,952)	-8%
Office Rent and Expenses	60,508	60,118	$390	1%
Research and Development Costs	292,717	281,292	$11,425	4%
Bad Debt Expense	-	22,072	$(22,072)	-100%
General and Administrative	425,216	504,954	$(79,738)	-16%
Depreciation	92,803	77,519	$15,284	20%
Total Operating Expenses	2,139,545	2,258,468	$(118,923)	-5%
INCOME (LOSS) FROM OPERATIONS	89,248	(341,952)	$431,200	126%
Other Income	442	1,066	$(624)	-59%
INCOME (LOSS) BEFORE INCOME TAXES	89,690	(340,886)	$430,576	126%
Income Taxes	35,585	-	$35,585	100%
NET INCOME (LOSS)	$54,105	$(340,886)	$394,991	116%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor and other products, parts and accessories both in the United States and internationally. Revenues for the three months ended March 31, 2015 were $4.0 million, a 14% increase, compared to revenues of $3.5 million for the quarter ended March 31, 2014. Revenues associated with international customers were $2.48 million and $1.97 million, or 62% and 56% of revenues, respectively, for the three months ended March 31, 2015 and 2014. This increase in revenues is attributable to a $0.62 million increase in body armor sales that was partially offset by a $0.16 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	% of	2014	% of
		Revenues		Revenues
Neck braces	$1,789,608	45%	$1,944,992	55%
Body armor	2,014,973	50%	1,390,851	40%
Other products, parts and accessories	216,874	5%	187,632	5%
	$4,021,455	100%	$3,523,475	100%

Sales of our flagship neck brace accounted for $1.79 million and $1.94 million, or 45% and 55% of our revenues for the quarters ended March 31, 2015 and 2014, respectively. The 8% decrease in neck brace revenues is primarily attributable to the sales mix of neck brace products sold during the quarter ended March 31, 2015. Although the sales volume of neck braces was marginally higher in the quarter ended March 31, 2014, sales of our entry level 4.5 neck brace surged with initial market introduction.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.01 million and $1.39 million, or 50% and 40% of our revenues for the quarters ended March 31, 2015 and 2014, respectively. The 45% increase in body armor revenues was primarily the result of successful market acceptance of our new C Frame Knee Brace which was first shipped during the third quarter of 2014.

[11]

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.22 million and $0.19 million, or 5% and 5% of our revenues for the quarters ended March 31, 2015 and 2014, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to a 45% increase in the volume of hydration units sold internationally during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2015 and 2014 were $1.84 million and $1.63 million, respectively. Gross Profit for the quarters ended March 31, 2015 and 2014 were $2.18 million and $1.90 million, respectively, or 54% and 54% of revenues respectively. While our body armor products continue to generate a lower gross margin than our neck brace products, body armor margins have improved during the 2015 period due to the introduction of the C Frame Knee Brace.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2015 and 2014 were $51,533 and $20,815, respectively. The 148% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2015 period.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2015 and 2014 were $606,178 and $527,046, respectively. This 15% increase in salaries and wages during the 2015 period was primarily due to the employment of additional sales management personnel in the United States and brand management personnel in Europe.  Additionally salaries and wages were increased in connection with a restructuring of our international marketing operations to our headquarters in South Africa.

Commissions and Consulting Expense – During the quarters ended March 31, 2015 and 2014, commissions and consulting expenses were $185,908 and $166,017, respectively. This 12% increase in commissions and consulting expenses is primarily the result of higher commissions paid to independent sales representatives in the United States as a result of the increased sales revenues discussed above.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2015 and 2014 were $214,773 and $334,056, respectively. This 36% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2015 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended March 31, 2015 and 2014 were $261,442 and $285,394, respectively. The 8% decrease in advertising and marketing expenditures during the 2015 period is primarily due to the Company’s continued implementation of digital marketing campaigns that reach a targeted audience and are more cost effective than the print campaigns previously utilized by the Company.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2015 and 2014 remained flat at $60,508 and $60,118, respectively.

Research and Development Costs – These costs consists of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2015 and 2014, increased to $292,717, from $281,292, during the same 2014 quarter. The 4% increase in research and development costs is a result of costs incurred to widen the Company’s product range, as well as the employment of additional design and development resources.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2015 and 2014 were $425,216 and $504,954, respectively. The 16% decrease in general and administrative expenses is primarily as a result of decreased product liability insurance premiums.

Bad Debt Expense – Bad Debt Expense for the quarters ended March 31, 2015 and 2014 were $0 and $22,072, respectively. This 100% decrease in Bad Debt Expense is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2014 comparative period.

[12]

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2015 and 2014 were $92,803 and $77,519, respectively. This 20% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses decreased by $118,923, to $2,139,545 in the three months ended March 31, 2015, or 5%, compared to $2.26 million in the 2014 period. This decrease is primarily due to decreased professional fees and general and administrative expenses that were partially set off by increased salaries and wages discussed above.

Net income (loss) – The net income after income taxes for the quarter ended March 31, 2015 was $54,105 as opposed to a net loss after income taxes of $340,886 for the quarter ended March 31, 2014. This increase in net income is primarily due to increased revenues and decreased operating expenses discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had cash and cash equivalents of $0.9 million and $0.05 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2015	2014
Net cash provided by operating activities	$511,282	$224,495
Net cash used in investing activities	$(42,611)	$(88,530)
Net cash used in financing activities	$(277,126)	$(282,267)
Effect of exchange rate changes on cash and cash equivalents	$(23,087)	$10,864
Net increase (decrease) in cash and cash equivalents	$168,458	$(135,438)
Cash and cash equivalents at the beginning of period	$724,707	$835,012
Cash and cash equivalents at the end of period	$893,165	$699,574

Cash increased by $168,458, or 23%, for the three months ended March 31, 2015. The primary sources of cash for the three months ended March 31, 2015 were a net income of $54,105, decreased accounts receivables of $2,595,341, and decreased prepaid expenses and other current assets of $275,158. The primary uses of cash for the three months ended March 31, 2015 were decreased accounts payable and accrued expenses of $1,662,512 and the repayment of a short-term loan amounting to $277,126. As of March 31, 2015, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 17, 2014, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $ 741,165 in eleven payments of $68,273, at an annual interest rate of 2.647%, commencing on November 1, 2014 and ending on September 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2015, the Company had not defaulted on its payment obligations under this agreement.

[13]

Pursuant to a Premium Finance Agreement, dated June 9, 2014, between the Company and AFCO, the company is obligated to pay AFCO an aggregate sum of $59,244 in eleven payments of $4,997 at a 2.647% annual interest rate, commencing on June 1, 2014 and ending on April 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2015, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence for the quarters ended March 31, 2015 and 2014 was $187,627 and $221,177, respectively.

[14]

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2016; however, the FASB has proposed a deferral of the effective date. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

In February 2015, the FASB issued ASU 2015-02 “Consolidation (Topic 810) Amendments to the Consolidation Analysis.” This ASU is intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The ASU is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability instead of being presented as an asset. The recognition and measurement of debt issuance costs are not affected by this amendment. This ASU is effective for annual periods and interim periods beginning after December 15, 2015, and early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

[15]

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

[16]

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

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

[17]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2015	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

[18]

EXHIBIT INDEX

Exhibit	Description
No.
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T

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

[19]