Form 10-Q
period 2015-06-30
Leatt Corp
filed 2015-08-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,231,823

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2015

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 and 2014

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2015	December 31, 2014
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,218,963	$724,707
Short-term investments	58,161	58,153
Accounts receivable	2,192,500	4,239,298
Inventory	3,448,808	3,403,854
Payments in advance	450,554	345,406
Income tax refunds receivable	299	25,299
Deferred tax asset	108,000	108,000
Prepaid expenses and other current assets	769,100	994,003
Total current assets	8,246,385	9,898,720

Property and equipment, net	855,855	995,537

Other Assets
Other receivables	150,000	210,000
Deposits	17,693	17,980
Intangible assets	76,848	81,323
Total other assets	244,541	309,303

Total Assets	$9,346,781	$11,203,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,077,310	$2,980,885
Income taxes payable	320,000	331,000
Short term loan, net of finance charges	260,372	626,129
Total current liabilities	1,657,682	3,938,014

Deferred tax liabilities	88,192	88,468

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,231,823 and 5,200,623 shares issued and outstanding as of June 30, 2015 and December 31, 2014	130,040	130,008
Additional paid - in capital	7,346,782	7,314,136
Accumulated other comprehensive loss	(465,322)	(378,431)
Retained earnings	586,407	108,365
Total stockholders' equity	7,600,907	7,177,078

Total Liabilities and Stockholders' Equity	$9,346,781	$11,203,560

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
		June 30		June 30
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$5,193,056	$4,167,394	$9,214,511	$7,690,869

Cost of Revenues	2,361,827	1,858,390	4,206,022	3,486,164

Gross Profit	2,831,229	2,309,004	5,008,489	4,204,705

Product Royalty Income	20,668	50,448	72,201	71,263

Operating Expenses
Salaries and wages	542,467	576,177	1,148,645	1,103,223
Commissions and consulting expenses	151,468	141,234	337,376	307,251
Professional fees	246,392	280,466	461,165	614,522
Advertising and marketing	363,313	389,659	624,755	675,053
Office rent and expenses	62,543	61,867	123,051	121,985
Research and development costs	293,666	333,035	586,383	614,327
Bad debt expense	19,461	223	19,461	22,295
General and administrative expenses	489,116	541,284	914,332	1,046,238
Depreciation	91,473	69,989	184,276	147,508
Total operating expenses	2,259,899	2,393,934	4,399,444	4,652,402

Income (Loss) from Operations	591,998	(34,482)	681,246	(376,434)

Other Income
Interest and other income, net	7,539	4,528	7,981	5,594
Total other income	7,539	4,528	7,981	5,594

Income (Loss) Before Income Taxes	599,537	(29,954)	689,227	(370,840)

Income Taxes	175,600	(120)	211,185	(120)

Net Income (Loss) Available to Common Shareholders	$423,937	$(29,834)	$478,042	$(370,720)

Net Income (Loss) per Common Share
Basic	$0.08	$(0.01)	$0.09	$(0.07)
Diluted	$0.08	$(0.01)	$0.09	$(0.07)

Weighted Average Number of Common Shares Outstanding
Basic	5,201,663	5,200,623	5,201,143	5,200,623
Diluted	5,476,017	5,200,623	5,475,497	5,200,623

Comprehensive Income (Loss)
Net Income (Loss)	$423,937	$(29,834)	$478,042	$(370,720)
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2015 and 2014
Foreign currency translation	(40,422)	3,884	(86,891)	9,055

Total Comprehensive Income (Loss)	$383,515	$(25,950)	$391,151	$(361,665)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2015

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2015	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078
Compensation cost recognized in connection with stock options	-	-	-	-	1,478	-	-	1,478
Exercise of stock options	-	-	31,200	32	31,168	-	-	31,200
Net income	-	-	-	-	-	-	478,042	478,042
Foreign currency translation adjustment	-	-	-	-	-	(86,891)	-	(86,891)
Balance, June 30, 2015	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(465,322)	$586,407	$7,600,907

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014

	2015	2014

Cash flows from operating activities
Net income (loss)	$478,042	$(370,720)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	184,276	147,508
Deferred income taxes	(276)	(47)
Stock-based compensation	1,478	2,427
Inventory reserve	164,543	165,165
Gain on sale of property and equipment	(6,067)	(3,938)
(Increase) decrease in:
Accounts receivable	2,046,798	866,516
Inventory	(209,497)	(364,066)
Payments in advance	(105,148)	(335,152)
Prepaid expenses and other current assets	224,903	481,446
Income tax refunds receivable	25,000	-
Other receivables	60,000	60,000
Deposits	287	2,205
Decrease in:
Accounts payable and accrued expenses	(1,903,575)	(252,253)
Income taxes payable	(11,000)	-
Net cash provided by operating activities	949,764	399,091

Cash flows from investing activities
Capital expenditures	(65,872)	(19,250)
Proceeds from sale of property and equipment	12,200	6,699
Increase in short-term investments, net	(8)	(12)
Net cash used in investing activities	(53,680)	(12,563)

Cash flows from financing activities
Proceeds from exercise of stock options	31,200	-
Repayments of short-term loan, net	(365,757)	(507,852)
Net cash used in financing activities	(334,557)	(507,852)

Effect of exchange rates on cash and cash equivalents	(67,271)	(73,504)

Net increase (decrease) in cash and cash equivalents	494,256	(194,828)

Cash and cash equivalents - beginning	724,707	835,012

Cash and cash equivalents - ending	$1,218,963	$640,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,202	$11,495
Cash paid for income taxes	$222,185	$-

Other noncash investing and financing activities
Common stock issued for services	$1,478	$2,427

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2014 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 26, 2015. The consolidated balance sheet as of June 30, 2015 and the consolidated statements of operations and comprehensive income (loss) for the three months and six months ended June 30, 2015 and 2014, changes in stockholders’ equity for the six months ended June 30, 2015, cash flows for the six months ended June 30, 2015 and 2014, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2015 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the six months ended June 30, 2015 and 2014 was $322,355 and $296,820, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2015 was zero. There was no impairment of intangible assets at June 30, 2015.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $68,273 over an 11 month period at an APR of 2.647% and the South African short-term loan is payable in monthly installments of $1,905 over a 10 month period at a flat interest rate of 3.60% .

The Company also carries directors and officers’ liability insurance. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $5,162 at a 2.897% annual interest rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2015, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2015, the Company had 379,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 259,000 shares, outstanding that were dilutive and included in diluted net income per share.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

•	our expectations regarding growth in the motor sports market;
•	our expectation regarding increasing demand for protective equipment used in the motor sports market;
•	our belief that we will be able to effectively compete with our competitors and increase our market share;
•	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes; and
•	our future business development, results of operations and financial condition.

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

•

“Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven, Leatt New Zealand and Three Eleven;

•	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
•	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
•	“Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
•	“NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.462 for its June 30, 2015 unaudited balance sheet.
•	“PRC”, and “China” are to the People’s Republic of China;
•	“Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
•	“Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
•	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
•	“South Africa” are to the Republic of South Africa;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
•

“Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR12.2773 for its June 30, 2015 unaudited balance sheet.

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

•

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

•

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

•

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

•

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended June 30, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table summarizes the results of our operations during the three-month periods ended June 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30			Percentage
	2015	2014	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$5,193,056	$4,167,394	$1,025,662	25%
COST OF REVENUES	2,361,827	1,858,390	$503,437	27%
GROSS PROFIT	2,831,229	2,309,004	$522,225	23%
PRODUCT ROYALTY INCOME	20,668	50,448	$(29,780)	-59%
OPERATING EXPENSES
Salaries and Wages	542,467	576,177	$(33,710)	-6%
Commissions and Consulting	151,468	141,234	$10,234	7%
Professional Fees	246,392	280,466	$(34,074)	-12%
Advertising and Marketing	363,313	389,659	$(26,346)	-7%
Office Rent and Expenses	62,543	61,867	$676	1%
Research and Development Costs	293,666	333,035	$(39,369)	-12%
Bad Debt Expense	19,461	223	$19,238	8627%
General and Administrative	489,116	541,284	$(52,168)	-10%
Depreciation	91,473	69,989	$21,484	31%
Total Operating Expenses	2,259,899	2,393,934	$(134,035)	-6%
INCOME (LOSS) FROM OPERATIONS	591,998	(34,482)	$626,480	1817%
Other Income	7,539	4,528	$3,011	66%
INCOME (LOSS) BEFORE INCOME TAXES	599,537	(29,954)	$629,491	2102%
Income Taxes	175,600	(120)	$175,720	146433%
NET INCOME (LOSS)	$423,937	$(29,834)	$453,771	1521%

Revenues – We earn revenues from the sale of our protective gear comprising neck braces, body armor and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended June 30, 2015 were $5.2 million, a 25% increase, compared to revenues of $4.2 million for the quarter ended June 30, 2014. Revenues associated with international customers were $3.4 million and $2.4 million, or 66% and 57% of revenues, respectively, for the three months ended June 30, 2015 and 2014. This increase in revenues is primarily attributable to a $1.04 million increase in body armor sales that was partially offset by a $0.09 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended June 30, 2015 and 2014:

		Three Months Ended June 30,
	2015	% of	2014	% of
		Revenues		Revenues
Neck braces	$2,465,036	48%	$2,559,562	61%
Body armor	2,443,161	47%	1,399,785	34%
Other products, parts and accessories	284,859	5%	208,047	5%
	$5,193,056	100%	$4,167,394	100%

Sales of our flagship neck brace accounted for $2.47 million and $2.56 million, or 48% and 61% of our revenues for the quarters ended June 30, 2015 and 2014, respectively. The 4% decrease in neck brace revenues is primarily attributable to a 6% decrease in neck brace volume for the three months ended June 30, 2015, when compared to the 2014 comparative period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.44 million and $1.40 million, or 47% and 34% of our revenues for the quarters ended June 30, 2015 and 2014, respectively. The 75% increase in body armor revenues was primarily the result of the successful market acceptance of the C-Frame knee brace as well as the initial shipment of the company’s range of protective gloves.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories including hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.28 million and $0.21 million, or 5% and 5% of our revenues for the quarters ended June 30, 2015 and 2014, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to higher sales of hydration kits during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2015 and 2014 were $2.4 million and $1.9 million, respectively. Gross Profit for the quarters ended June 30, 2015 and 2014 were $2.8 million and $2.3 million, respectively, or 55% and 55% of revenues respectively. While our body armor products continue to generate a lower gross margin than our neck brace products, body armor margins have improved during the 2015 period due to the successful introduction of the C-Frame knee brace.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2015 and 2014 were $20,668 and $50,448, respectively. The 59% decrease in product royalty income is due to the decrease in sales of licensed product by licensees in the 2015 period.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2015 and 2014 were $542,467 and $576,177, respectively. This 6% decrease in salaries and wages during the 2015 period was primarily in connection with a restructuring of our US operations and international marketing functions to our headquarters in South Africa.

Commissions and Consulting Expense – During the quarters ended June 30, 2015 and 2014, commissions and consulting expenses were $151,468 and $141,234, respectively. This 7% increase in commissions and consulting expenses is primarily the result of higher commissions paid to independent sales representatives in the United States as a result of improvements in the coverage of geographical regions that were previously not viable.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2015 and 2014 were $246,392 and $280,466, respectively. This 12% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2015 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2015 and 2014 were $363,313 and $389,659, respectively. The 7% decrease in advertising and marketing expenditures during the 2015 period is primarily due to a streamlining of the Company’s spending on individual athlete sponsorships.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2015 and 2014 remained flat at $62,543 and $61,867, respectively.

Research and Development Costs – These costs consists of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended June 30, 2015 and 2014, decreased to $293,666, from $333,035, during the same 2014 quarter. The 12% decrease in research and development costs is a result of significant costs incurred during the quarter ended June 30, 2014 relating to the development of the Company’s helmet range. The same level of expenditure was not incurred during the 2015 period.

Bad Debt Expense – Bad Debt Expense for the quarters ended June 30, 2015 and 2014 were $19,461 and $223, respectively. The increase in Bad Debt Expense is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2015 period.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2015 and 2014 were $489,116 and $541,284, respectively. The 10% decrease in general and administrative expenses is primarily as a result of decreased expenditure on product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2015 and 2014 were $91,473 and $69,989, respectively. This 31% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses decreased by $134,035, to $2,259,899 in the three months ended June 30, 2015, or 6%, compared to $2.4 million in the 2014 period. This decrease is primarily due to decreased general and administrative expenses, decreased research and development expenses and decreased professional fees discussed above.

Net income (loss) – The net income after income taxes for the quarter ended June 30, 2015 was $423,937 as opposed to a net loss after income taxes of $29,834 for the quarter ended June 30, 2014. This increase in net income is primarily due to the increase in revenues and decrease in operating expenses as discussed above.

Six months Ended June 30, 2015 Compared to the Six months Ended June 30, 2014

The following table summarizes the results of our operations during the six-month periods ended June 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2015	2014	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$9,214,511	$7,690,869	$1,523,642	20%
COST OF REVENUES	4,206,022	3,486,164	$719,858	21%
GROSS PROFIT	5,008,489	4,204,705	$803,784	19%
PRODUCT ROYALTY INCOME	72,201	71,263	$938	1%
OPERATING EXPENSES
Salaries and Wages	1,148,645	1,103,223	$45,422	4%
Commissions and Consulting	337,376	307,251	$30,125	10%
Professional Fees	461,165	614,522	$(153,357)	-25%
Advertising and Marketing	624,755	675,053	$(50,298)	-7%
Office Rent and Expenses	123,051	121,985	$1,066	1%
Research and Development Costs	586,383	614,327	$(27,944)	-5%
Bad Debt Expense	19,461	22,295	$(2,834)	-13%
General and Administrative	914,332	1,046,238	$(131,906)	-13%
Depreciation	184,276	147,508	$36,768	25%
Total Operating Expenses	4,399,444	4,652,402	$(252,958)	-5%
INCOME (LOSS) FROM OPERATIONS	681,246	(376,434)	$1,057,680	281%
Other Income	7,981	5,594	$2,387	43%
INCOME (LOSS) BEFORE INCOME TAXES	689,227	(370,840)	$1,060,067	286%
Income Taxes	211,185	(120)	$211,305	176088%
NET INCOME (LOSS)	$478,042	$(370,720)	$848,762	229%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2015 were $9.2 million, a 20% increase, compared to revenues of $7.7 million for the six-month period ended June 30, 2014. Revenues associated with international customers were $5.9 million and $4.3 million, or 64% and 56% of revenues, respectively, for the six months ended June 30, 2015 and 2014. This increase in revenues is attributable to a $1.67 million dollar increase in body armor sales that was partially offset by a $0.25 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2015 and 2014:

		Six Months Ended June 30,
	2015	% of	2014	% of
		Revenues		Revenues
Neck braces	$4,254,644	46%	$4,504,554	59%
Body armor	4,458,073	48%	2,790,636	36%
Other products, parts and accessories	501,794	6%	395,679	5%
	$9,214,511	100%	$7,690,869	100%

Sales of our flagship neck brace accounted for $4.25 million and $4.50 million, or 46% and 59% of our revenues for the six-month periods ended June 30, 2015 and 2014, respectively. The 6% decrease in neck brace revenues is primarily attributable to an 8% decrease in neck brace volume for the six-months periods ended June 30, 2015 when compared to the 2014 comparative period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $4.46 million and $2.79 million, or 48% and 36% of our revenues for the six-month periods ended June 30, 2015 and 2014, respectively. The 60% increase in body armor revenues was primarily the result of the successful market acceptance of the Company’s C-Frame knee brace which was first shipped in the third quarter of 2014.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.50 million and $0.40 million, or 6% and 5% of our revenues for the six-month periods ended June 30, 2015 and 2014, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to due to higher sales of hydration kits during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the six-month periods ended June 30, 2015 and 2014 were $4.2 million and $3.5 million, respectively. Gross Profit for the six-month periods ended June 30, 2015 and 2014 were $5.0 million and $4.2 million, respectively, or 54% and 55% of revenues respectively. The decrease in gross profit margin was primarily due to increased body armor sales and decreased neck brace sales in the United States and abroad. The Company’s body armor products continue to generate lower gross margins than its flagship neck brace and they represent 48% of the Company’s sales in the six-months periods ended June 30, 2015, compared to 36% for the six-months periods ended June 30, 2014.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2015 and 2014 were $72,201 and $71,263, respectively. The 1% increase in product royalty income is due to a marginal increase in the sale of licensed products by licensees in the 2015 period.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2015 and 2014 were $1,148,645 and $1,103,223, respectively. This 4% increase in salaries and wages during the 2015 period was primarily due to the employment of additional sales management personnel in the United States and brand management personnel in Europe.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2015 and 2014, commissions and consulting expenses were $337,376 and $307,251, respectively. This 10% increase in commissions and consulting expenses is primarily the result of higher commissions paid to independent sales representatives in the United States as a result of increased revenues discussed above as well as the appointment of sales representatives in geographical regions that were previously not viable.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2015 and 2014 were $461,165 and $614,522, respectively. This 25% decrease in professional fees is primarily due to decreased spending on product liability litigation in the 2015 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-month periods ended June 30, 2015 and 2014 were $624,755 and $675,053, respectively. The 7% decrease in advertising and marketing expenditures during the 2015 period is primarily due to the Company’s continued digital campaigns that are more cost effective than the print campaigns previously used as well as the streamlining of the Company’s spending on individual sponsored athletes.

Office Rent and Expenses – Office rent and expenses for the six-month periods ended June 30, 2015 and 2014 remained flat at $123,051 and $121,985, respectively.

Research and Development Costs – These costs consists of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2015 and 2014, decreased to $586,383, from $614,327, during the same 2014 six-month period. The 5% decrease in research and development costs is a result of significant costs incurred during the six-month period ended June 30, 2014 relating to the development of the Company’s helmet range. The same level of expenditure was not incurred during the 2015 period. This decrease in costs was partially offset by an increase in spending relating to the employment of additional research and development resources.

Bad Debt Expense – Bad Debt Expense for the six-month periods ended June 30, 2015 and 2014 were $19,461 and $22,295, respectively. This 13% decrease in Bad Debt Expense is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2014 comparative period. The same level of write off was not required during the 2015 period.

General and Administrative Expenses – General and administrative expenses consists of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2015 and 2014 were $914,332 and $1,046,238, respectively. The 13% decrease in general and administrative expenses is primarily as a result of decreased product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2015 and 2014 were $184,276 and $147,508, respectively. This 25% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses decreased by $252,958, to $4,399,444 in the six months ended June 30, 2015, or 5%, compared to $4.7 million in the 2014 period. This decrease is primarily due to decreased professional fees and general and administrative expenses that were partially set off by increased salaries and wages discussed above.

Net income (loss) – The net income after income taxes for the six-month period ended June 30, 2015 was $478,042 as opposed to a net loss after income taxes of $370,720 for the six-month period ended June 30, 2014. This increase in net income is primarily due to increased revenues and decreased total operating expenditures discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had cash and cash equivalents of $1.2 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2015	2014
Net cash provided by operating activities	$949,764	$399,091
Net cash used in investing activities	$(53,680)	$(12,563)
Net cash used in financing activities	$(334,557)	$(507,852)
Effect of exchange rate changes on cash and cash equivalents	$(67,271)	$(73,504)
Net increase (decrease) in cash and cash equivalents	$494,256	$(194,828)
Cash and cash equivalents at the beginning of period	$724,707	$835,012
Cash and cash equivalents at the end of period	$1,218,963	$640,184

Cash increased by $494,256, or 68%, for the six months ended June 30, 2015. The primary sources of cash for the six months ended June 30, 2015 were a net income of $478,042, decreased accounts receivables of $2,046,798 and decreased prepaid expenses and other assets of $224,903. The primary uses of cash for the six months ended June 30, 2015 were decreased accounts payable and accrued expenses of $1,903,575 and the repayment of a short-term loan amounting to $365,757. As of June 30, 2015, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 17, 2014, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $ 741,165 in eleven payments of $68,273, at an annual interest rate of 2.647%, commencing on November 1, 2014 and ending on September 1, 2015. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2015, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 27, 2015, between the Company and AFCO, the company is obligated to pay AFCO an aggregate sum of $55,969 in eleven payments of $5,162 at a 2.897% annual interest rate, commencing on June 1, 2015 and ending on April 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2015, the Company had not defaulted on its payment obligations under this agreement.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder, chairman and executive director of research and development is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Consulting Agreement and the transactions contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.1 to the Company’s current report on Form 8-K filed on July 8, 2015.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the six-month periods ended June 30, 2015 and 2014 was $322,355 and $296,820, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended June 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

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

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory.” This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of June 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiff is seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. This matter has been settled.

•

On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs are seeking damages for wrongful death and other relief. The case was timely removed to federal court. This matter was settled.

•

In February 2013, a lawsuit was filed against the Company on behalf of a motorcycle rider in Clark County District Court of Nevada for alleged product defect, failure to warn and negligence. The plaintiff is seeking damages, together with interest and costs of bringing the action. Trial is currently scheduled to commence March 14, 2016. The Company believes that the lawsuit is without merit and will vigorously defend itself.

•

On November 18, 2014, a lawsuit was filed against the Company and other defendants in the Circuit Court of Eighth Judicial Circuit in and for Alachua County, Florida for strict liability and negligence. The litigation is at an early stage and the Company is in the process of investigating the claim. The Company believes that the lawsuit is without merit and is vigorously defending itself.

•

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

Date: August 13, 2015	LEATT CORPORATION

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