Form 10-Q
period 2015-09-30
Leatt Corp
filed 2015-11-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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
Yes  [ X ]  No  [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes  [ X ]  No  [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X] The number of shares outstanding of each of the issuer’s classes of common stock, as of November [*], 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,231,823

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Nine months Ended September 30, 2015

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2015	December 31, 2014
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$647,191	$724,707
Short-term investments	58,159	58,153
Accounts receivable	3,708,170	4,239,298
Inventory	3,646,222	3,403,854
Payments in advance	310,136	345,406
Income tax refunds receivable	299	25,299
Deferred tax asset	108,000	108,000
Prepaid expenses and other current assets	439,044	994,003
Total current assets	8,917,221	9,898,720

Property and equipment, net	903,888	995,537

Other Assets
Other receivables	120,000	210,000
Deposits	16,879	17,980
Intangible assets	67,294	81,323
Total other assets	204,173	309,303

Total Assets	$10,025,282	$11,203,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,859,720	$2,980,885
Income taxes payable	399,000	331,000
Short term loan, net of finance charges	37,226	626,129
Total current liabilities	2,295,946	3,938,014

Deferred tax liabilities	87,603	88,468

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,231,823 and 5,200,623 shares issued and outstanding as of September 30, 2015 and December 31, 2014	130,040	130,008
Additional paid - in capital	7,346,782	7,314,136
Accumulated other comprehensive loss	(603,462)	(378,431)
Retained earnings	765,373	108,365
Total stockholders' equity	7,641,733	7,177,078

Total Liabilities and Stockholders' Equity	$10,025,282	$11,203,560

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2015	2014	2015	2014
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$4,655,450	$3,468,761	$13,869,961	$11,159,630

Cost of Revenues	2,201,924	1,584,460	6,407,946	5,070,624

Gross Profit	2,453,526	1,884,301	7,462,015	6,089,006

Product Royalty Income	75,268	65,083	147,469	136,346

Operating Expenses
Salaries and wages	501,156	547,955	1,649,801	1,651,178
Commissions and consulting expenses	108,020	134,692	445,396	441,943
Professional fees	126,407	209,168	587,572	823,690
Advertising and marketing	504,017	320,449	1,128,772	995,502
Office rent and expenses	60,775	61,807	183,826	183,792
Research and development costs	298,200	288,904	884,583	903,231
Bad debt expense	59,314	16,357	78,775	38,652
General and administrative expenses	435,517	565,004	1,349,849	1,611,242
Depreciation	95,677	67,075	279,953	214,583
Total operating expenses	2,189,083	2,211,411	6,588,527	6,863,813

Income (Loss) from Operations	339,711	(262,027)	1,020,957	(638,461)

Other Income (Expense)
Interest and other income (expense), net	18,840	(914)	26,821	4,680
Total other income (expense)	18,840	(914)	26,821	4,680

Income (Loss) Before Income Taxes	358,551	(262,941)	1,047,778	(633,781)

Income Taxes	179,585	250	390,770	130

Net Income (Loss) Available to Common Shareholders	$178,966	$(263,191)	$657,008	$(633,911)

Net Income (Loss) per Common Share
Basic	$0.03	$(0.05)	$0.13	$(0.12)
Diluted	$0.03	$(0.05)	$0.12	$(0.12)

Weighted Average Number of Common Shares Outstanding
Basic	5,231,823	5,200,623	5,211,370	5,200,623
Diluted	5,542,844	5,200,623	5,522,391	5,200,623

Comprehensive Income (Loss)
Net Income (Loss)	$178,966	$(263,191)	$657,008	$(633,911)
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2015 and 2014
Foreign currency translation	(138,140)	(102,235)	(225,031)	(93,180)

Total Comprehensive Income (Loss)	$40,826	$(365,426)	$431,977	$(727,091)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2015	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078

Compensation cost recognized in connection with stock options	-	-	-	-	1,478	-	-	1,478

Exercise of stock options	-	-	31,200	32	31,168	-	-	31,200

Net income	-	-	-	-	-	-	657,008	657,008

Foreign currency translation adjustment	-	-	-	-	-	(225,031)	-	(225,031)

Balance, September 30, 2015	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(603,462)	$765,373	$7,641,733

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

	2015	2014

Cash flows from operating activities
Net income (loss)	$657,008	$(633,911)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	279,953	214,583
Deferred income taxes	(865)	(380)
Stock-based compensation	1,478	2,427
Bad debts	44,666	9,000
Inventory reserve	205,994	181,569
Gain on sale of property and equipment	(23,664)	(3,410)
(Increase) decrease in:
Accounts receivable	486,462	1,665,497
Inventory	(448,362)	(45,399)
Payments in advance	35,270	(250,937)
Prepaid expenses and other current assets	554,959	710,333
Income tax refunds receivable	25,000	(25,000)
Other receivables	90,000	90,000
Deposits	1,101	2,576
Increase (decrease) in:
Accounts payable and accrued expenses	(1,121,165)	(893,082)
Income taxes payable	68,000	-
Net cash provided by operating activities	855,835	1,023,866

Cash flows from investing activities
Capital expenditures	(266,439)	(199,469)
Proceeds from sale of property and equipment	29,867	6,699
Increase in short-term investments, net	(6)	(17)
Net cash used in investing activities	(236,578)	(192,787)

Cash flows from financing activities
Proceeds from exercise of stock options	31,200	-
Repayments of short-term loan, net	(588,903)	(797,548)
Net cash used in financing activities	(557,703)	(797,548)

Effect of exchange rates on cash and cash equivalents	(139,070)	(48,172)

Net decrease in cash and cash equivalents	(77,516)	(14,641)

Cash and cash equivalents - beginning	724,707	835,012

Cash and cash equivalents - ending	$647,191	$820,371

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,301	$11,818
Cash paid for income taxes	$322,770	$130

Other noncash investing and financing activities
Common stock issued for services	$1,478	$2,427

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2014 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 26, 2015. The consolidated balance sheet as of September 30, 2015 and the consolidated statements of operations and comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014, changes in stockholders’ equity for the nine months ended September 30, 2015, cash flows for the nine months ended September 30, 2015 and 2014, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2015 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the nine months ended September 30, 2015 and 2014 was $367,587 and $313,224, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2015 was zero. There was no impairment of intangible assets at September 30, 2015.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan was payable in monthly installments of $68,273 over an 11 month period at an APR of 2.647% and the South African short-term loan is payable in monthly installments of $1,668 over a 10 month period at a flat interest rate of 3.60% . The Company repaid the U.S. short-term loan in full effective September 1, 2015.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2015, the Company has no unrecognized tax benefits. The Company’s 2011 income tax return is under examination by the Internal Revenue Service.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2015, the Company had 379,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 259,000 shares, outstanding that were dilutive and included in diluted net income per share.

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

The company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO,” dated October 19, 2015, to finance its U.S. short-term insurance over the period of the coverage. The company is obligated to pay AFCO an aggregate sum of $852,081 in eleven payments of $71,952, at an annual interest rate of 2.897%, commencing on November 1, 2015 and ending on September 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

•	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
•	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
•	“Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
•	“NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.5786 for its September 30, 2015 unaudited balance sheet.
•	“PRC”, and “China” are to the People’s Republic of China;
•	“Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
•	“Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
•	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
•	“South Africa” are to the Republic of South Africa;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
•

“Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.0202 for its September 30, 2015 unaudited balance sheet.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended September 30, 2015 and 2014 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table summarizes the results of our operations during the three-month periods ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2015	2014	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$4,655,450	3,468,761	$1,186,689	34%
COST OF REVENUES	2,201,924	1,584,460	$617,464	39%
GROSS PROFIT	2,453,526	1,884,301	$569,225	30%
PRODUCT ROYALTY INCOME	75,268	65,083	$10,185	16%
OPERATING EXPENSES
Salaries and Wages	501,156	547,955	$(46,799)	-9%
Commissions and Consulting	108,020	134,692	$(26,672)	-20%
Professional Fees	126,407	209,168	$(82,761)	-40%
Advertising and Marketing	504,017	320,449	$183,568	57%
Office Rent and Expenses	60,775	61,807	$(1,032)	-2%
Research and Development Costs	298,200	288,904	$9,296	3%
Bad Debt Expense	59,314	16,357	$42,957	263%
General and Administrative	435,517	565,004	$(129,487)	-23%
Depreciation	95,677	67,075	$28,602	43%
Total Operating Expenses	2,189,083	2,211,411	$(22,328)	-1%
INCOME (LOSS) FROM OPERATIONS	339,711	(262,027)	$601,738	230%
Other Income (Expense)	18,840	(914)	$19,754	2161%
INCOME (LOSS) BEFORE INCOME TAXES	358,551	(262,941)	$621,492	236%
Income Taxes	179,585	250	$179,335	71734%
NET INCOME (LOSS)	$178,966	(263,191)	$442,157	168%

Revenues – We earn revenues from the sale of our protective gear comprising neck braces, body armor and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2015 were $4.7 million, a 34% increase, compared to revenues of $3.5 million for the quarter ended September 30, 2014. Revenues associated with international customers were $3.2 million and $2.1 million, or 69% and 61% of revenues, respectively, for the three months ended September 30, 2015 and 2014. This increase in revenues is primarily attributable to a $0.71 million increase in body armor sales, as well as a $0.28 million increase in neck brace sales. The increase in neck brace sales is primarily attributable to a 13% increase in neck brace sales volume for the three months ended September 30, 2015 as compared to the 2014 period.

The following table sets forth our revenues by product line for the three months ended September 30, 2015 and 2014:

		Three Months Ended September 30,
	2015	% of	2014	% of
		Revenues		Revenues
Neck braces	$1,894,448	41%	$1,618,544	47%
Body armor	2,428,008	52%	1,716,500	49%
Other products, parts and accessories	332,994	7%	133,717	4%
	$4,655,450	100%	$3,468,761	100%

Sales of our flagship neck brace accounted for $1.89 million and $1.62 million, or 41% and 47% of our revenues for the quarters ended September 30, 2015 and 2014, respectively. The 17% increase in neck brace revenues is primarily attributable to the 13% increase in the neck brace sales volume for the three months ended September 30, 2015, compared to the 2014 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.43 million and $1.72 million, or 52% and 49% of our revenues for the quarters ended September 30, 2015 and 2014, respectively. The 41% increase in body armor revenues was primarily the result of the initial shipment of the Company’s broadened range of innovative body armor and protective gloves.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories including hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.33 million and $0.13 million, or 7% and 4% of our revenues for the quarters ended September 30, 2015 and 2014, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to the result of the initial shipment of the Company’s widened range of protective hydration kits.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2015 and 2014 were $2.2 million and $1.6 million, respectively. Gross Profit for the quarters ended September 30, 2015 and 2014 were $2.5 million and $1.9 million, respectively, or 53% and 54% of revenues respectively. While our body armor margins have improved in the 2015 period due to the C-frame knee brace, body armor continues to generate a lower margin than our neck brace products. Neck brace revenues accounted for 41% and 47% of our revenues for the quarters ended September 30, 2015 and 2014, respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2015 and 2014 were $75,268 and $65,083, respectively. The 16% increase in product royalty income is due to an increase in sales of our licensed products by licensees.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2015 and 2014 were $501,156 and $547,955, respectively. This 9% decrease in salaries and wages during the 2015 period was primarily due to the restructuring of our US operations and certain marketing functions at our headquarters in South Africa.

Commissions and Consulting Expense – During the quarters ended September 30, 2015 and 2014, commissions and consulting expenses were $108,020 and $134,692, respectively. This 20% decrease in commissions and consulting expenses is primarily the result of a restructuring of commissions paid to independent and company employed sales staff in the United States.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2015 and 2014 were $126,407 and $209,168, respectively. This 40% decrease in professional fees is primarily due to decreased spending in product liability litigation in the 2015 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2015 and 2014 were $504,017 and $320,449, respectively. The 57% increase in advertising and marketing expenditures during the 2015 period is primarily due to various marketing campaigns designed to launch the Company’s 2016 product line that shipped during the third quarter of 2015.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2015 and 2014 remained flat at $60,755 and $61,807, respectively.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2015 and 2014, increased to $298,200, from $288,904, during the same 2014 quarter. The 3% increase in research and development costs is a result of development costs incurred in connection with the Company’s continuing widened product range.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2015 and 2014 were $59,314 and $16,357, respectively. The increase in Bad Debt Expense is primarily the result of the write off of a portion of irrecoverable debt during the 2015 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2015 and 2014 were $435,517 and $565,004, respectively. The 23% decrease in general and administrative expenses is primarily as a result of decreased expenditure in product liability insurance premiums and a focus of decreased expenditure on international travel costs.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2015 and 2014 were $95,677 and $67,075, respectively. This 43% increase in depreciation is primarily as a result of the acquisition of additional molds and tooling required to produce the Company’s widening range of innovative products.

Total Operating Expenses – Total operating expenses decreased by $22,328, to $2,189,083 in the three months ended September 30, 2015, or 1%, compared to $2.2 million in the 2014 period. This decrease is primarily due to decreased expenditure of general and administrative costs that were partially offset by increased expenditure on advertising and marketing.

Net income (loss) – The net income after income taxes for the quarter ended September 30, 2015 was $178,966 as opposed to a net loss after income taxes of $263,191 for the quarter ended September 30, 2014. This increase in net income is primarily due to the increase in revenues and decrease in total operating expenses discussed above.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2015	2014	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$13,869,961	11,159,630	$2,710,331	24%
COST OF REVENUES	6,407,946	5,070,624	$1,337,322	26%
GROSS PROFIT	7,462,015	6,089,006	$1,373,009	23%
PRODUCT ROYALTY INCOME	147,469	136,346	$11,123	8%
OPERATING EXPENSES
Salaries and Wages	1,649,801	1,651,178	$(1,377)	0%
Commissions and Consulting	445,396	441,943	$3,453	1%
Professional Fees	587,572	823,690	$(236,118)	-29%
Advertising and Marketing	1,128,772	995,502	$133,270	13%
Office Rent and Expenses	183,826	183,792	$34	0%
Research and Development Costs	884,583	903,231	$(18,648)	-2%
Bad Debt Expense	78,775	38,652	$40,123	104%
General and Administrative	1,349,849	1,611,242	$(261,393)	-16%
Depreciation	279,953	214,583	$65,370	30%
Total Operating Expenses	6,588,527	6,863,813	$(275,286)	-4%
INCOME (LOSS) FROM OPERATIONS	1,020,957	(638,461)	$1,659,418	260%
Other Income	26,821	4,680	$22,141	473%
INCOME (LOSS) BEFORE INCOME TAXES	1,047,778	(633,781)	$1,681,559	265%
Income Taxes	390,770	130	$390,640	300492%
NET INCOME (LOSS)	$657,008	(633,911)	$1,290,919	204%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor and other products, parts and accessories both in the United States and internationally. Revenues for the nine months ended September 30, 2015 were $13.9 million, a 24% increase, compared to revenues of $11.2 million for the nine-month period ended September 30, 2014. Revenues associated with international customers were $9.11 million and $6.46 million, or 66% and 58% of revenues, respectively, for the nine months ended September 30, 2015 and 2014. This increase in revenues is primarily attributable to a $2.38 million increase in body armor sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2015 and 2014:

		Nine Months Ended September 30,
	2015	% of	2014	% of
		Revenues		Revenues
Neck braces	$6,149,092	44%	$6,123,098	55%
Body armor	6,886,081	50%	4,507,136	40%
Other products, parts and accessories	834,788	6%	529,396	5%
	$13,869,961	100%	$11,159,630	100%

Sales of our flagship neck brace accounted for $6.1 million and $6.1 million, or 44% and 55% of our revenues for the nine-month periods ended September 30, 2015 and 2014, respectively. The marginal increase in neck brace revenues is primarily attributable to the continued market acceptance of the Company’s 5.5 and Fusion neck brace lines.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $6.9 million and $4.5 million, or 50% and 40% of our revenues for the nine-month periods ended September 30, 2015 and 2014, respectively. The 53% increase in body armor revenues during the 2015 period is primarily the result of the successful market acceptance of the Company’s C-frame knee brace as well as a 66% increase in the volume of body armor products sold.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.8 million and $0.5 million, or 6% and 5% of our revenues, for the nine-month periods ended September 30, 2015 and 2014, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily the result of the initial shipment of the Company’s widened range of protective hydration kits.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2015 and 2014 were $6.4 million and $5.1 million, respectively. Gross Profit for the nine-month periods ended September 30, 2015 and 2014 were $7.5 million and $6.1 million, respectively, or 54% and 55% of revenues respectively. Our body armor products continue to generate a lower gross margin than our neck brace products and they constituted 50% and 40% of our revenues for the nine month periods ended September 30, 2015 and September 30, 2014 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2015 and 2014 were $147,469 and $136,346, respectively. The 8% increase in product royalty income is due to an increase in sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the nine-month period ended September 30, 2015 and 2014 were $1,649,801 consistent with salaries and wages for the nine-month period ended September 30, 2014 of $1,651,178.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2015 and 2014, commissions and consulting expenses were $445,396 and $441,943, respectively. This 1% increase in commissions and consulting expenses is primarily as a result of the appointment of sales representatives in the United States in geographical regions that were previously not viable for product sales.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2015 and 2014 were $587,572 and $823,690, respectively. This 29% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2015 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2015 and 2014 were $1,128,772 and $995,502, respectively. The 13% increase in advertising and marketing expenditures during the 2015 period is primarily due to marketing campaigns aimed at launching the Company’s widened 2016 product line.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2015 and 2014 remained flat at $183,826 and $183,792, respectively.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2015 and 2014, decreased to $884,583, from $903,231, during the same 2014 nine-month period. The 2% decrease in research and development costs is a result of significant costs incurred in the 2014 period in connection with the Company’s widening product range, which were not incurred in the 2015 period.

Bad Debt Expense – Bad Debt Expense for the nine-month periods ended September 30, 2015 and 2014 were $78,775 and $38,652, respectively. This 104% increase in Bad Debt Expense is primarily the result of the write off of a portion of unrecoverable debt owed to the company during the 2015 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2015 and 2014 were $1,349,849 and $1,611,242, respectively. The 16% decrease in general and administrative expenses is primarily as a result of decreased expenditures on product liability insurance premiums during the 2015 period.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2015 and 2014 were $279,953 and $214,583, respectively. This 30% increase in depreciation is primarily as a result of the additional molds and tooling required for the Company’s growing product range.

Total Operating Expenses – Total operating expenses decreased by $275,286, to $6,588,527 in the nine months ended September 30, 2015, or 4%, compared to $6.9 million in the 2014 period. This decrease is primarily as a result of decreased general and administrative expenses and professional fees that were partially offset by increased marketing and advertising costs.

Net income (loss) – The net income after income taxes for the nine-month period ended September 30, 2015 was $657,008 as opposed to a net loss after income taxes of $633,911 for the nine-month period ended September 30, 2014. This increase in net income is primarily due to the increase in revenues and decrease in total operating expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had cash and cash equivalents of $0.6 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2015	2014
Net cash provided by operating activities	$855,835	$1,023,866
Net cash used in investing activities	$(236,578)	$(192,787)
Net cash used in financing activities	$(557,703)	$(797,548)
Effect of exchange rate changes on cash and cash equivalents	$(139,070)	$(48,172)
Net decrease in cash and cash equivalents	$(77,516)	$(14,641)
Cash and cash equivalents at the beginning of period	$724,707	$835,012
Cash and cash equivalents at the end of period	$647,191	$820,371

Cash decreased by $77,516, or 11%, for the nine months ended September 30, 2015. The primary sources of cash for the nine months ended September 30, 2015 were a net income of $657,008, decreased accounts receivable of $486,462 and decreased prepaid expenses and other assets of $554,959. The primary uses of cash for the nine months ended September 30, 2015 were decreased accounts payable and accrued expenses of $1,121,165 and the repayment of a short-term loan amounting to $588,903. As of September 30, 2015, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 17, 2014, between the Company and AFCO Acceptance Corporation “AFCO,” the Company was obligated to pay AFCO an aggregate sum of $ 741,165 in eleven payments of $68,273, at an annual interest rate of 2.647%, commenced on November 1, 2014 and ended on the September 1, 2015.

Pursuant to a Premium Finance Agreement, dated October 19, 2015, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $ 852,081 in eleven payments of $71,952, at an annual interest rate of 2.897%, commencing on November 1, 2015 and ending on September 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

Pursuant to a Premium Finance Agreement, dated May 27, 2015, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $55,969 in eleven payments of $5,162 at a 2.897% annual interest rate, commencing on June 1, 2015 and ending on April 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2015, the Company had not defaulted on its payment obligations under this agreement.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder, chairman and executive director of research and development is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Consulting Agreement and the transactions contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 8, 2015.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the nine-month periods ended September 30, 2015 and 2014 was $367,587 and $313,224, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended September 30, 2015 and 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferred of the Effective Date". The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

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

In September 2015, the Financial Accounting Standards Board ("FASB") issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments guidance to simplify the accounting for adjustments made during the measurement period to provisional amounts recognized in a business combination. This ASU is effective for fiscal years and interim periods beginning after December 15, 2015, and requires prospective application. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2015, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

On November 18, 2014, a lawsuit was filed against the Company and other defendants in the Circuit Court of Eighth Judicial Circuit in and for Alachua County, Florida for strict liability and negligence. The litigation is at an early stage and the Company is in the process of investigating the claim. Trial is currently scheduled to commence on September 6, 2016. The Company believes that the lawsuit is without merit and is vigorously defending itself.

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

Date: November 10, 2015	LEATT CORPORATION

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