Form 10-K
period 2015-12-31
Leatt Corp
filed 2016-03-18
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

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
Yes [  ]     No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ?
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
Yes [  ]     No [X]

As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $5,155,386. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,231,823 outstanding as of March 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year ended December 31, 2015

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this quarterly report to:

•	“Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven, Leatt New Zealand and Three Eleven;
•	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
•	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
•	“Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
•	“NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.4592 for its December 31, 2015 audited balance sheet.
•	“PRC”, and “China” are to the People’s Republic of China;
•	“Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
•	“Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
•	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
•	“South Africa” are to the Republic of South Africa;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
•	“Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
•	“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR15.3979 for its December 31, 2015 audited balance sheet.

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

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s expanding range of body protection and helmet products which it markets under the Leatt Protection Range brand.

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the MRX PRO Head and Neck Restraint System, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

Our Industry and Market Trends

Off-Road Motorcycle Market

Our products have their roots in the off-road motorcycle market. Our revolutionary neck brace was invented by Dr. Leatt to protect from catastrophic neck injuries after he witnessed the death of a fellow off-road motorcycle rider the weekend after his son’s riding debut. As a result, our original products target participants in off-road cycling activities such as BMX racing and downhill racing. According to a Racer X Illustrated magazine reader survey, available at http://mediakit.filterpubs.com/survey, approximately 52% of riders still do not own a neck brace for protection.

The same RacerX survey shows that we had an approximately 58.9% market share for neck braces and 15.7% of the market share for chest protectors in the U.S. off road motorcycle market, which represents approximately 50% of the worldwide off road motorcycle market. We believe that we have gained our market share, largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts and our steps to secure our international patents and protect our patents from infringement.

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

The Company currently markets and sells seven models of Leatt-Brace® products which bring the safety benefits of the Leatt-Brace® technology to a large group of sports participants: our GPX model for off- road motorcycle use; our DBX model, for downhill and BMX bicycle use; our SNX model for snowmobile use; our STX model for adventure riders, street commuters and Speedway participants; our Kart model for go karting; and our Fusion model which incorporates the neck brace with body protection.

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
LEATT GPX 6.5 CARBON

Totally new carbon chassis design by LEATT. MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight of ±620g. Lowered rim striking platform for increased head and helmet movement. New on-board size adjusting. No parts needed. New folding thoracic for easy storage. New 3-way adjustability for great comfort and fit. New design chest strap included to use as optional. CE certified as Personal Protective Equipment 89/686/EEC.

LEATT GPX 6.5

Totally new carbon chassis design by LEATT. New MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight. New helmet rim striking platform profile. New improved helmet side clearance. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 3-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL.

LEATT GPX 5.5

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL.

LEATT GPX 5.5 Junior

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. One junior size.

LEATT GPX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL.

DBX	These neck braces are for downhill bicycle and BMX riders.
LEATT DBX 6.5 CARBON

Totally new carbon chassis design by LEATT. MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight of ±620g. Lowered rim striking platform for increased head and helmet movement. New on-board size adjusting. No parts needed. New folding thoracic for easy storage. New 3-way adjustability for great comfort and fit. New design chest strap included to use as optional. CE certified as Personal Protective Equipment 89/686/EEC.

LEATT DBX 6.5

Totally new carbon chassis design by LEATT. New MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight. New helmet rim striking platform profile. New improved helmet side clearance. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 3-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL

LEATT DBX 5.5

A totally new chassis design. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment: - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL

LEATT DBX 5.5 Junior

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. One junior size.

LEATT DBX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S/M and L/XL.

STX	These neck braces are for street commuters.
LEATT STX Road

This product is intended for use by all types of street riders. It features a quick and easy no- tool adjustable fit, with folding scapula wings that permit easy storage and adapt to an outside back protector and hump, and a molded padding solution for an extra low profile. The neck brace fits over or under a garment. Skin coated padding for improved durability. CE certified as Personal Protective Equipment 89/686/EEC. Three adult sizes: S/M, L/XL and XXL.

LEATT STX RR

The New STX RR design is for road racing and sport riding. The neck brace has a new folding front for full tuck down. Platform shaped for sport and race riding. Light-weight 620g carbon construction. Race adopted front construction for tucking behind the windscreen. Improved side clearance for race cornering. Swiveling rear scapula's for perfect fit over any hump. CE certified as Personal Protective Equipment 89/686/EEC. One adult size: L/XL.

SNX	These neck braces are for snowmobile riders.
LEATT SNX Pilot

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits under the rider’s jacket and armor. It includes a brace sock which is a waterproof and breathable barrier against winter elements for improved comfort. It has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S and M.

LEATT SNX Trophy

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits over the rider’s jacket and armor. It has molded padding for low profile and adjustable height for optimal helmet clearance. It has folded scapula wings for easy storage and side padding recess for improved helmet movement. CE certified as Personal Protective Equipment 89/686/EEC. Three adult sizes: S/M, L/XL and XXL.

Kart	These neck braces are for go-kart riders.
LEATT Kart

This neck brace features a special Kart angle for improved function and fit. It features bio foam lycra padding. It also has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes: S and M.

Moto	These neck braces are for restrained torso car drivers
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

Fusion	These neck braces incorporate upper body protection
LEATT Fusion vest 3.0

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three adult sizes: S/M, L/XL and XXL.

LEATT SNX Fusion vest 3.0

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three adult sizes: S/M, L/XL and XXL.

LEATT Fusion vest 2.0 Junior

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three junior sizes: S/M, L/XL and XXL.

Leatt Helmet Range

In 2015 the Company launched its helmet range and commenced shipment of its new helmet. The Company currently sells two models of helmet products which the Company believes redefines head and brain protection with its groundbreaking 360 degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds. The Helmet range currently includes our two GPX models for off- road motorcycle use.

The following table sets out the type of helmets currently sold by the Company:

Product Category	Models	Description
HELMETS:
GPX	These helmets are designed for off-road motorcycle riders.
LEATT GPX 6.5 CARBON

This race-ready Carbon off-road, light weight and super ventilated helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume, low friction cheek pads for emergency removal. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, antimicrobial and washable liner. Certified and tested to ECE2205/DOT, ACU Gold. Six adult sizes: XS, S, M, L, XL and XXL.

LEATT GPX 5.5 COMPOSITE

This race-ready composite off-road, light weight and super ventilated helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume, low friction cheek pads for emergency removal. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, antimicrobial and washable liner. Certified and tested to ECE2205/DOT, ACU Gold. Six adult sizes: XS, S, M, L, XL and XXL.

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

In 2015 we expanded our range of body protection into new markets by adding gloves to this category and we have updated our range based on market feedback.

The Body Armor Range has seen an increase in sales since inception. Revenue derived from Leatt protection products in 2015 was 47% of total revenue, as compared to 42% of revenues in 2014. In November 2011, the Leatt Adventure Chest Protector was awarded a perfect score (10/10) in a product evaluation done on Motocrossgear.com, an industry publication.

The following table sets out the types of body armor products currently sold by the Company:

Product Category	Models	Description
CHEST PROTECTORS:
Chest Protector LEATT 5.5 Pro HD

Front, back, shoulder and flank safety multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Consists of 53 ventilation slots for maximum airflow. It includes the BraceOn neck brace fitting system. This product is Heavy Duty maximized protection. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. Available also in XXL. It has a hard shell outer shield made of High Density Poly Ethylene (HDPE). This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621- 1, Back protection EN1621- 2 level 2, Chest protection EN1621-3 level 2. Flank protection. Two adult sizes: Adult, Adult XXL.

Chest Protector LEATT 5.5 Pro HD Junior

The Pro HD has added Hardshell flank padding. It consists of 3D design with eight, multilayer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. The BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 47 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621-3 level 2, Flank protection. One junior size.

Chest Protector LEATT 5.5 Pro

Front, back, and shoulder safety. Multilayer multiplate articulating design. Great fit and very comfortable by 3D design. 45 ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. Available also in XXL. This product’s hard-shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes: Adult and Adult XXL.

Chest Protector LEATT 5.5 Pro Junior

This product is specifically designed to meet the highest CE safety approvals for front and back impact protection. The 3D design with eight, multi-layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 41 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621-3 level 2. One junior size.

Chest Protector LEATT Lite SHOX

The new SHOX design chest protector. HDPE High Density Poly Ethylene hard shell outer protective shield with our 3D design ensures a great fit that is very comfortable. Close fitting allows for over or under the jersey use. This protector is designed to fit with the Leatt neck brace. Includes BraceOn® brace strap and allows for individual movement of body, brace and protector. CE certified for roost protection: Chest EN 14021 approved. One adult size.

Chest Protector LEATT Lite

This protector has three dimensional design for perfect fit and fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified as roost protection: CE EN 14021. One adult size.

Chest Protector LEATT Adventure

This protector has three dimensional design for perfect fit and fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. Upper arm roost protection. Adjustable waist straps for great fit. CE certified for impact protection: CE EN 14021. One adult size.

Chest Protector LEATT Adventure Junior

This protector is designed especially for children and is designed to fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified for impact protection. CE EN 14021. One junior size.

Chest Protector LEATT 4.5

Front, back, and flank safety. Multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product’s hard- shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. Removable front and rear plate function allows over and under the shirt fitting with the neck brace. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes: Adult and Adult XXL.

Chest Protector LEATT 4.5 Junior	Front, back, and flank safety. Multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product’s hard- shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. CE certified for impact protection: Back protection EN1621-2 level 1, Chest protection EN1621-3 level 2. One junior size.
Chest Protector LEATT 4.5 Hydra	This is a Body Protector which incorporates a 10 L back pack with 3l hydration pack. Integration with or without the neck brace. Optimal Airline back ventilation. Removable brace plate to wear under or over riding gear. Left and right hydration tube channeling. Integrated buckle system. Waterproof removable cell phone pouch. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. One adult size.
Chest Protector LEATT 5.5 Pro Junior	This protector is a HDPE High Density Poly Ethylene hard shell outer protective shield with perforated 3DF AirFit impact foam. It includes the BraceOn® brace strap and can be worn under or over shirt fitting brace. CE certified for impact protection: EN 1621- 3 CE Level 2 chest, EN1621-1 shoulder and EN 1621-2 CE Level 1 back. One junior size.
Chest Protector LEATT 2.5 Junior	This protector is a hard shell roost protection designed for mini riders. Our 3D design ensures a great fit that is very comfortable. Close fitting allows for over or under the jersey use. Liberal venting helps keep rider cool. Recess areas in both front and back integrates with Leatt® neck braces perfectly. Adjustable waist straps for great fit. Ergonomically designed buckles for kids. CE tested and certified as roost protection: Chest EN14021. One kids size.
BODY PROTECTORS:
Body Protector 3DF	Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes: S/M, L/XL, XXL.
Body Protector LEATT 3DF AirFit	This Body Protector is Level Two soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621- 3 level 2. Three adult sizes: S/M 160-172cm, L/XL 172- 184cm, XXL 184-196cm.
Body Protector LEATT 3DF Airfit Lite	Light and slim body protector with Level One soft protection. Mulit-layer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes: S/M 160- 172cm, L/XL 172-184cm, XXL 184-196cm.

Body Protector LEATT 3DF Junior	Three dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Two junior sizes: S/M 134-146 cm and L/XL 146-159.
Body Vest LEATT 3DF Airfit Lite	Light and slim body protector with Level One soft protection. Mulitlayer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non-neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.
Body Vest LEATT 3DF Airfit	This Body Protector is Level Two soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. EN1621-2 level 2, Chest protection EN1621-3 level 2. Three adult sizes: S/M 160-172cm, L/XL 172- 184cm, XXL 184-196cm.
Body Protector LEATT 5.5	This product has a multilayer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes: S/M 160-172cm, L/XL 172-184cm, XXL 184-196cm.
Body Protector LEATT 5.5 Junior	This product is maximized junior protection. It has front, back, shoulder and elbow protection. It is a multilayer and multi plate articulating design and great fit and comfort. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 1 back. CE EN1621-3 level 2 impact front. Two junior sizes: S/M 134-146 cm and L/XL 146-159.

Body Vest LEATT 5.5

This product has a multilayer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes: S/M 160-172cm, L/XL 172- 184cm, XXL 184-196cm.

Body Protector LEATT 4.5

This hard shell reinforced CE certified 3DF body protector has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi- layer multi-plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 2 and Elbow and Shoulder EN1621-1. Three adult sizes: S/M, L/XL and XXL.

Body Protector LEATT 4.5 Junior

This hard shell reinforced CE certified 3DF body protector has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi- layer multi-plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 1 and Elbow and Shoulder EN1621-1.Two junior sizes: S/M and L/XL.

Body Vest LEATT 4.5

This hard shell reinforced CE certified 3DF body vest has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi-layer multi- plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 2. Three adult sizes: S/M, L/XL and XXL.

Body Tee LEATT 3DF Airfit Lite

This 3DF AirFit Lite Tee offers light and slim CE Level 1 soft protection for your upper body. The flexible foam is light to wear and very well ventilated, yet absorbs energy up on impact for optimal safety. CE tested and certified as impact protection: Chest prEN1621-3 Level 1, Back EN1621-2 Level 1 and Shoulder EN1621-1. Three adult sizes: S/M, L/XL, XXL and Junior L/XL.

LEATT Roost Tee

Ultra lightweight roost tee. Vented roost padding over chest and upper arms. Moisture Cool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non- aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. Three adult sizes: S/M, L/XL, XXL and Junior L/XL.

BACK PROTECTOR:
Back Protector 3DF

Three dimensional designed for perfect fit. Bio engineered back with 3D contour shape like your spine. Light weight and greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. Three adult sizes: S/M, L/XL, XXL.

Hydration Cargo 3.0 DBX

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

Hydration Cargo 3.0 GPX Off- Road

This product incorporates back protector and hydration pack in one. It has a 3l hydration pack with Leatt Flat CleanTech bladder. The back pack has 10l volume. Back protector incorporates 3DF impact protection. Waterproof removable pouch for cell phone. Inner and outer compartments for the back pack. Water bottle holders and volume regulating straps on backpack. CE certified for impact protection. CE EN1621- 2 level 2 back. One adult size.

Hydration Pack DBX Enduro Lite WP 2.0

Waterproof light bicycle hydration with back protector. Fully welded waterproof lightweight bicycle hydration system with multi impact level 1 back protector. The unique chest harness ensures a very solid fit making the waist strap obsolete. Includes bottom jacket/protector storage straps, heat resistant encapsulated bladder pocket and a strap system for full face or/and MTB helmet. CE tested and certified as impact protection: Back EN1621-2 Level 1. One size fit XS-XXL.

Hydration Pack DBX Mountain Lite 2.0

Slim and ultra-light bicycle hydration with back protector with 2.0L Flat CleanTech bladder and 1.0L luggage. Unique light weight chest harness for a rock solid fit. Mesh storage pocket inside the bag. Optimal AirLine back ventilation. Heat reflective inner back panel to keep liquid cool or hot. Lightweight helmet carrier system for full face or/and MTB helmet. Dual hydration tube exit for 2-way routing. CE tested and certified as impact protection: Back EN1621-2 Level 1. One size fits all.

SHOULDER BRACE:
Shoulder Brace

This shoulder brace has the correct anatomical pull forces to help prevent a shoulder dislocation. It fits snug under the rider’s jersey with adjustable compression. Three adult sizes: S/M, L/XL and XXL.

ELBOW GUARDS:
Elbow Guard Airflex

This is the slimmest, lightest elbow guard made by Leatt®. The new super slim 6mm CE impact certified elbow guard which weighs only 240 g grams per pair. CE Certified for impact protection: Elbow EN 1621-1. Five adult sizes: S, M, L, XL and XXL.

Elbow Guard 3DF 5.0	The soft CE certified 3DF elbow guard has premium elbow protection in a slimmer, softer, more flexible design. This pure soft shell guard is big on protection yet lightweight and very comfortable. Pre-curve design for better fit & function. It’s made with our innovative 3DF foam that absorbs energy on impact. CE tested and certified as impact protection: Elbow EN1621-2 Five adult sizes: S, M, L, XL, XXL and one junior size.
Elbow Guard 3DF Hybrid	This elbow guard combines soft and comfortable 3DF foam with deflecting hard shell. Moisture Cool wicking fabric to keep you cooler and silicone laminations keep protectors in place. CE certified for impact protection. CE EN1621- 1. Three adult sizes: S/M, L/XL and XXL and one junior size.
Elbow Guard LEATT 3.0	The hard shell elbow guard is comfortable and very easy to slip on and off with the X-straps and offers a full hard shell elbow protection. Co-molded soft rubber edges for extra comfort, 3D design for optimal fit with specific left and right sides and vented plates for maximum airflow. Three adult sizes: S/M, L/XL and XXL.
Elbow Guard LEATT Contour	The Contour elbow guard offers full hard shell elbow protection with co-molded soft edges for comfort. They are slim, lightweight and comfortable with a great fit and silicone cuffed MoistureCool sock. Silicone printed non slip cuffs. CE certified for impact protection: Elbow CE EN1621- 1. Three adult sizes: S/M, L/XL and XXL and one junior size.
Elbow Guard LEATT 3DF Junior	Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. One junior size.
Elbow Guard LEATT 3DF Kids	Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminations keep protectors in place. LEATT 3DF Foam for premium protection. Can be worn under or over the jersey. CE certified for impact protection. CE EN1621-1. One kids size.
KNEE BRACE
LEATT C-Frame Carbon	This knee brace has three point force distribution with super stiff C-arm mono hinge construction. The adjustable soft lockout prevents hyperextension of the knee. It has super low profile inner knee for superior bike control. X-strap thigh and calf fitment with adjustable inner knee load pad. Leatt InteliLink hinge with double pivot points and ferro-ligaments control knee rotation and sheer. CE certifies for knee impact protection. CE 1621-1. 3 Adult sizes: S/M, L/XL and XXL.
Knee Brace Sleeve	This sleeve is manufactured using Moisture Cool wicking fabric with flatlock stitching for extra comfort. This extra sleeve folds over the knee brace and prevents slipping. Three adult sizes: S/M, L/XL and XXL.
KNEE GUARDS:
Knee Guard LEATT 3DF	Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Side padding protects knee from side impact. Adjustable silicone laminated straps keeps protectors in place. 3DF Foam for premium protection. CE certified for impact protection. CE EN1621-1. Three adult sizes: S/M, L/XL, XXL and one junior size.

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

Knee Guard LEATT Enduro

This product consists of a hard shell sliding surface with 3DF impact absorption body. Silicone laminated straps keeps protector in place with maximum ventilation. The co-molded rubber edges increases comfort. CE certified for impact protection. CE EN1621-1. Two adult sizes: S/M, L/XL

Knee Guard LEATT Airflex Pro

This ultra slim AirFlex knee guard offers great impact protection and a slim fit. 6mm CE impact certified profile. New side & upper knee impact protection. New silicon printed cupped knee grip. Silicone printed non slip cuffs. New single sizing for perfect fit. CE tested and certified as impact protection: Knee EN1621-2. Five adult sizes: S, M, L, XL and XXL.

Knee Guard LEATT 3DF 5.0

This soft CE certified 3DF knee guard has increased side protection. This pure soft shell guard is big on protection yet lightweight and comfortable. Abrasion resistant Aramid outer layer for durability, new wider silicone printed elastic cuffs, new 30mm low profile elastic Velcro strap with easy pull suede finger tabs with MoistureCool and AirMesh fabrics. CE tested and certified as impact protection: Knee EN1621-2. Three adult sizes: S/M, L/XL and XXL.

Knee Guard LEATT 3DF 5.0 Junior

This soft CE certified 3DF knee guard has increased side protection. This pure soft shell guard is big on protection yet lightweight and comfortable. Abrasion resistant Aramid outer layer for durability, new wider silicone printed elastic cuffs, new 30mm low profile elastic Velcro strap with easy pull suede finger tabs with MoistureCool and AirMesh fabrics. CE tested and certified as impact protection: Knee EN1621-2. One junior size.

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

Knee and Shin Guard LEATT 3.0 EXT

This protector is a hard shell knee & shin guard combined with 3DF impact absorbing body. It has 3D design for optimal fit with specific left and right sides. Slim shin plate that also fit inside boots. CE tested and certified as impact protection: Knee & shin EN1621-2. Three adult sizes: S/M, L/XL, XXL.

Knee Guard LEATT 3DF Kids

Three dimensional designed for perfect fit. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Abrasion resistant aramid fiber outer layer. Silicone laminated straps keeps protector in place. CE certified for impact protection. CE EN1621-1.One kids size.

KIDNEY BELT:
Kidney Belt LEATT 3DF 3.5

Kidney belt with CE certified lumbar impact protection. Dual action elastic closure for maximum support, 3DF foam for impact protection. Thermo foamed 3D air channels for maximum ventilation. Extra wide and comfortable waist stretch. CE certified for impact protection. Lumbar EN1621-2 Level 1. Four adult sizes: S/M, L/XL, XXL and XXXL.

COOLING WEAR:
Cooling Vest LEATT Coolit

This product is made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes: XS, S, M, L, XL, 2XL, 3XL and one junior size.

Cooling Tee LEATT Coolit

This product is also made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It is the only product with sleeves in this range. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes XS, S, M, L, XL, 2XL, 3XL and one junior size.

Cooling Vest LEATT Pre-Cool

This product is for cooling riders down before, after and between races. Patented TechKewl cooling inserts. Keeps 14C or 58F temperature for 3 hours. Lowers body temperature. Increases body performance. Fits directly on body. Non- aggressive over lock seams. Front, rear and side panel stretch for ultimate fit. Cool white/grey. Three adult sizes: Adult S/M, L/XL, XXL and one junior size.

GLOVES:
Glove DBX 3.0 X-Flow

This product is a super vented X-Flow mesh bicycle glove with impact protection. The glove has 3D molded self- locating Armourgel impact protection for knuckles. This glove has Genuine Clarino Japan palm: Micro fiber technology, 3D intervened fiber layout, soft and flexible, great dry and wet grip and two silicone finger grips. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove DBX 4.0 Lite

This product is a vented bicycle glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove DBX 4.0 Windblock

This product is a slim and protective windproof bicycle glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove GPX 3.5 X-Flow

This product is a super vented X-Flow mesh Off-Road glove with impact protection. The glove has 3D molded self- locating Armourgel impact protection for knuckles. This glove has Genuine Clarino Japan palm: Micro fiber technology, 3D intervened fiber layout, soft and flexible, great dry and wet grip and two silicone finger grips. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove GPX 4.5 Lite

This product is a vented Off-Road glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove GPX 5.5 Lite

This vented Off-Road glove with optimum protection. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, fingers & thumb and upper hand. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Glove GPX 5.5 Windblock

This product is a slim and protective windproof off-road glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, fingers & thumb and upper hand. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes: XS, S, M, L, XL and XXL.

Other Products, Parts and Accessories

The nature of our product is such that certain components collapse and fail in a controlled mode to help prevent further bodily injury. In light of this, we also provide aftermarket support for users of our products through our global distribution network. Specific parts of the product or the entire product may need to be replaced after a significant impact. Our aftermarket support primarily entails the replacement of worn or damaged parts, as well as sale of accessories, including hats and hydration kits. We also sell clothing and outerwear.

The following table sets out the type of hydration products currently sold by the Company:

HYDRATION SYSTEMS:
Hydration Ultra 750 HF

Ultra-light hydration for neck brace fit. Specially developed liquid pack to fit Leatt neck braces. Easily strapped directly onto the rear thoracic strut of any Leatt neck brace, giving a well-balanced fit. This enables the rider to combine neck protection and a hydration system in a very flexible way.

Hydration Pack GPX Race HF 2.0

Slim, ultra-light, hands-free hydration system for off road racing. The unique chest harness ensures a very solid fit making the waist strap obsolete. Includes heat resistant encapsulated bladder pocket with dual hydration tube exit for 2-way routing. One size fits all.

Hydration Pack GPX 2.0 Trail WP HF

Waterproof light off-road hydration with 2.0L Flat CleanTech bladder & 5L luggage. Fully welded waterproof lightweight hydration system. The unique chest harness ensures a very solid fit making the waist strap obsolete. Removable tool roll and neoprene hydration pocket.

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

Our Leatt-Brace® and chest protection products have acquired CE certification where necessary to distribute and sell products in the EU countries. The Leatt-Brace® products have won a series of awards and accolades since 2007, including the following:

•	Motocross Action: Leatt-Brace GPX awarded 5/5 Star Product Rating (2007) and Decade’s Most Significant Product (awarded by an industry magazine based on comfort, fit and safety)
•	Transworld MX: Editors’ Choice–Leatt Brace Adventure awarded Best New Product of Year (2009) (selected by editors of an industry magazine with no published criteria)
•	ISPO Brandnew Awards: Leatt-Brace DBX awarded Best Protection at Bike Expo (2010) (Bike Expo is an annual gathering of industry participants)
•	Transworld MX: Leatt GPX Pro Best Product of the Year (2011) (selected by editors of an industry magazine, based on comfort and safety)
•	Motocrossgear.com: Perfect Score to New 2012 Leatt-Brace Chest Protector Adventure Pro (selected by an industry website, based on looks, comfort and safety)
•	Transworld Motorcross Magazine: Chest Protector Leatt Pro Lite was awarded “Product of the Year” for 2012 (selected by editors of industry magazine based on testing and looks)
•	PPS Moto: This Motocross Product review website awarded the Company the 2014 PPS Moto Protective Gear Company of the Year Award.
•	Mountainbike Magazine: The Leatt F4 Hydration System won the Design and Innovation Award for 2015. The product was chosen from over 100 brands and vetted by an international jury featuring top athletes, including Enduro World Series Winner, Nico Lau.
•	2015 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.
•	Design & Innovation 2016 Awards: The Leatt DBX 5.0 Composite Helmet won a Design and Innovation Award for 2016. The Design & Innovation jury of bicycle industry experts seeks to recognize bicycles and bicycle products.
•	Design & Innovation 2016 Awards: The Leatt DBX Enduro Lite WP 2.0 won a Design and Innovation Award for 2016. The Design & Innovation jury of bicycle industry experts seeks to recognize bicycles and bicycle products.

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 640 000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010 unit sales were from our DBX bicycle brace. This number increased to 10% of unit sales in 2014 and has increased to 13% of unit sales in 2015. Our STX street brace, which was introduced to the market in 2011, accounted for 1% of unit sales in 2014 and 2% of unit sales in 2015.

Manufacturing

Our products are manufactured in China in accordance with our manufacturing specifications, pursuant to outsource manufacturing arrangements with third-party manufacturers located there. Our third-party manufacturers usually have the capacity to produce more than 120,000 neck braces per year and have the space to expand such capacity as required. We do not currently have written agreements with our neck brace third-party manufacturers but will include any such future written agreement with our periodic filings. We have a manufacturing agreement with our Helmet manufacturer and will file agreements as they become material. We generally offer a 2-year warranty on our products in accordance with EU regulations. Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, such as Armourgel, for use in the production of our products. These protection materials are freely available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2015 and 2014, were not material and we do not foresee these amounts being material in the near future.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2015 and 2014, annual revenues associated with international customers were $11,642,970 and $11,025,185, or 63% and 60% of total revenue, respectively

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2015. For the year ended December 31, 2014, our U.S. revenue was concentrated in one customer that accounted for approximately 13%, of annual U.S. revenue, with our largest customer in the U.S. accounting for approximately 7 % of our U.S. sales for the year ended December 31, 2015. As of December 31, 2015 and 2014, $0 or 0% and $738,780, or 17% of our accounts receivable, was due from this customer.

For the years ended December 31, 2015 and 2014, our international revenue (not including the U.S.) was earned from two customers that accounted for approximately 24% and 24% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 17% and 12% of international sales for each of the respective periods. As of December 31, 2015 and 2014, $344,589 or 11% and $699,127 or 16% of our accounts receivable, respectively, were due from these international customers.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 812 active distributors and dealers who stock Leatt products in the U. S. and approximately 196 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2015 and 2014 were $1,498,307 and $1,442,450, respectively, representing approximately 8% and 8% of our revenues for each period.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

•

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

•

OEM Manufacturers. We are seeking to expand our OEM services to other brands utilizing our Intellectual Property rights. With the launch of OEM agreements with other companies with their own established distribution networks, there are opportunities for us to greatly increase our regional distribution footprint globally.

•

Industry Accreditation and Endorsements. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We are in discussions with governing racing bodies, such as the Commission Internationale de Karting, or CIK, the FIM, the FIA, and NASCAR, to have the Leatt-Brace® accredited. We believe that these accreditations and endorsements will increase sales of our products and solidify our position as a leader in safety products. SFI testing is compulsory for neck protection used in automotive racing in the United States, therefore should neck protection be compulsory we believe that such accreditations and endorsements will additionally increase our sales.

•

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

•

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

Our Research and Development Efforts

Our Chairman and Founder, Dr. Christopher Leatt, is our primary research and development consultant and heads the research and development efforts conducted at our research facility, or Leatt Lab, located at our executive headquarters in Cape Town, South Africa. The facility houses a team of biomedical engineers and designers who ensure products are scientifically and mechanically sound. This facility features state of the art testing and prototyping equipment and sophisticated simulation models. Leatt also utilizes other consultants, academic institutions and engineering companies from time to time to assist us with our research and development efforts.

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

Our research and development expenses for the fiscal years ended December 31, 2015 and 2014, amounted to $1,180,227 and $1,222,209, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the RacerX survey discussed elsewhere herein and available at http://mediakit.filterpubs.com/survey, our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports, and our major competitors in the body protection market is Fox Racing.

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

•

Intellectual Property. Licensed patented technology allows us to provide a product that cannot easily be duplicated by our competitors. We have invested extensive resources to patent our products worldwide and have taken legal action to protect our intellectual property rights from infringement.

•

Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher James Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 9 years’ experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry for the past 16 years. Mr. Repsher is our US National Sales Manager, who is an award-winning sales executive with over fifteen years’ experience in the marketing and sales of sports orientated companies in North America.

•

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

•

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

•

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

•

Brand Recognition. A RacerX survey discussed elsewhere herein shows that Leatt had an approximately 58.9% market share for neck braces. We believe that public recognition of the Leatt® brand drives the sales of our products, regardless of the action of competitors and competitive products. We expect that the reputation of our brand in the market place, particularly our product testing and applicable CE certification, will continue to ensure market acceptance and facilitate market penetration of our new products. In order to bolster and grow the Leatt® brand, stringent quality control and assurance are our highest priority and our ongoing marketing, advertising and public relations efforts continue to stress the quality, safety and innovation of our products.

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

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2016
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2016
Canada	2,547,855	2,547,855	5/26/2006	Neck Brace	Granted	11/26/2016
China	20048003507 2.4		5/26/2006	Neck Brace	Granted	11/26/2016
Indonesia	W002006014 67	IDP0030269	6/19/2006	Neck Brace	Granted	2/28/2017
Israel	175931	175931	6/19/2006	Neck Brace	Granted	11/26/2018
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/22/2016
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/19/2016
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2016
Mexico	JL/a/2006/000 026	301465	5/26/2006	Neck Brace	Granted	11/26/2016
Malaysia	PI 20062407	MY-145683-A	5/25/2006	Neck Brace	Granted	3/15/2016
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted	11/26/2016
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2019
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2019
USA (Continuation)	13/206,312	8,562,551	8/9/2011	Neck Brace	Granted	4/22/2017
Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2016

Australia	2004293118	2004293118	6/23/2003	Neck Brace	Granted	11/26/2016
India	2315/CHENP/ 2006		6/26/2006	Neck Brace	Granted	11/26/2016
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/30/2016
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2016
Vietnam	1-2006-01015		6/26/2006	Neck Brace	Granted	2/9/2016
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/30/2016
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2016
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2016
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2016
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2016
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2016
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2016
Taiwan	97109256	I 359009	3/17/2008	SSS Brace	Granted	2/28/2016
Brazil	PI07180047		4/27/2009	SSS Brace	Pending	10/26/2016
China	2007 80047024.0	ZL200780047024 .0	6/19/2009	SSS Brace	Granted	10/26/2016
Japan	2009-534037		4/27/2009	SSS Brace	Granted	03/13/2017
USA	12/447,452	8,484,768	4/27/2009	SSS Brace	Granted	1/16/2017
New Zealand	577131	577131	5/21/2009	SSS Brace (clip)	Granted	10/26/2016
New Zealand	592116	592116	5/21/2009	SSS Brace (tether)	Granted	10/26/2016
USA	12/812,596	8,439,042	7/12/2010	MRX Brace	Granted	14/11/2016
Australia	2009321240	2009321240	6/8/2011	MRX Brace	Granted	11/26/2016
China	20098014755 8.X	ZL200980147558 .X	5/26/2011	MRX Brace	Granted	11/26/2016
Austria	09801554.8	EP 2376032	5/31/2011	MRX Brace	Granted	11/30/2016
France	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
Germany	09801554.8	60 2009 029 841.0	11/26/2009	MRX Brace	Granted	11/30/2016
Italy	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
Spain	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
Sweden	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
Netherlands	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
UK	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2016
Japan	2011-537006	5643960	5/19/2011	MRX Brace	Granted	11/14/2017
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2016
Germany	09165346.9	602004035367.1	7/13/2009	Neck Brace	Granted	11/30/2016
Spain	09165346.9	2377592	7/13/2009	Neck Brace	Granted	11/30/2016
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2016
UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2016
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2016
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2016
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061-0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2020
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered

South Africa	F2006/01661	F2006/0166 1	10/26/2006	SSS Brace	Registered
USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/30/2017
USA	29/325,870	D633,623	10/7/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/1/2010	Chest Protector	Granted	10/01/2016
South Africa	2015/00206		01/13/2015	Shoulder Brace	Accepted
USA	14/894,237		11/25/2015	Knee Brace	Pending
Europe	14737320.3		12/3/2015	Knee Brace	Pending	5/26/2016
Canada	2,823,461		3/22/2013	Golf Club	Pending	9/22/2016
Japan	2013-529753		3/22/2013	Golf Club	Pending
China	201180055504.8		5/17/2013	Golf Club	Granted	9/22/2016
UK	2498155		4/22/2013	Golf Club	Pending	9/30/2016
South Korea	10-2013-7010255		4/22/2013	Golf Club	Pending
Australia	2011306375		4/18/2013	Golf Club	Pending	9/22/2016
PCT	PCT/IB2015/050954		2/09/2015	MX DH Helmet	Pending
PCT	PCT/IB2015/053735		5/21/2015	Turbine Helmet	Pending
UK	1522642.6		12/22/2015	Boot	Pending
UK	1522062.7		12/15/2015	Helmet	Pending
UK	1603129.6		02/23/2016	Neck Brace	Pending
UK	GB 1421423.3		12/02/2014	Mini Turbine Helmet	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508-	12/23/2010	STX Brace	Registered	12/23/2020
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2016
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/4/2016
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597		12/02/2014	Visor Screw	Pending
USA	29,509,338		11/17/2014	Hydration System	Pending
Europe	2588 970		12/2/2014	Visor Screw & Hydration System	Pending	2/12/2019
Held by Three Eleven Distribution (Pty) Ltd.
India	1863/KOLNP/ 2008		5/8/2008	Helmet	Pending
Germany	06809017.4	60 2006 010 418.9-08	3/31/2008	Helmet	Granted	10/13/2016
France	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016

UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Italy	67618/BE/201 0	1933656	3/31/2008	Helmet	Granted	10/13/2016
Netherlands	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Austria	06809017.4	AT-E 0447866	3/31/2008	Helmet	Granted	10/13/2016
Spain	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Sweden	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016

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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trademark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt-Brace	10	6287826	6287826	21/09/2007	20/02/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	20/02/2020	Registered
China	The Helmet for your Neck Device	10	6287823	6287823	21/09/2007	20/02/2020	Registered
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	19/09/2017	Registered
CTM	The Helmet for your neck	9	6314009	6314009	19/09/2007	19/09/2017	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	19/09/2017	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	19/09/2017	Registered
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	01/03/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	26/10/2020	Registered
CTM	Alternative Load Path Technology	9	8358046	8358046	11/06/2009	11/06/2019	Registered
CTM	Alternative Load Path	9	8358061	8358061	11/06/2009	11/06/2019	Registered
CTM	ALPT	9	8358079	8358079	11/06/2009	11/06/2019	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	12/10/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	23/07/2019	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	16/07/2020	Registered
Japan	Leatt	9, 10, 28	2010-056635	5432253	16/07/2010	12/08/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	01/04/2021	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	23/09/2020	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	03/11/2020	Registered

Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	08/02/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	08/02/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	09/10/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	10	902094149		05/11/2009		Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	09/10/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	09/10/2022	Registered
Canada	LEATT	25	1535498	841,643	13/07/2011	29/01/2028	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	15/01/2023	Registered
Australia	BraceOn	28	1450772	1450772	23/09/2011	23/09/2021	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	23/09/2021	Registered
NZ	Leatt	9	829603	829603	30/08/2010	30/08/2020	Registered
NZ	Leatt	25	831034	831034	27/09/2010	27/09/2020	Registered
NZ	Leatt	28	831035	831035	27/09/2010	27/09/2020	Registered
NZ	Leatt	10	831036	831036	27/09/2010	27/09/2020	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	09/10/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	09/10/2022	Registered
Brazil	Device	9	830.409.416	830.409.416	05/11/2009	09/10/2022	Registered
CTM	Device	9, 25, 28	13289822	13289822	23/09/2014	23/09/2024	Registered
USA	THREE L DEVICE	9, 25, 28	86445638		5/11/2014		Pending
USA	LEATT	9, 25, 28	86551815		3/3/2015		Pending
USA	Leatt	25	85135308	4,202,879	22/09/2010	4/09/2021	Registered
SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	26/06/2019	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	26/06/2019	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	26/06/2019	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	28/05/2014	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	26/09/2016	Registered
SA	The Helmet for your Neck	10	2006/22760	2006/22760	26/09/2006	26/09/2016	Registered
SA	Helmet for your Neck Device	10	2007/15892	2007/15892	19/07/2007	19/07/2017	Registered
SA	Helmet for your Neck Device	28	2007/15893	2007/15893	19/07/2007	19/07/2017	Registered
SA	Adventure Leatt and Device	9	2008/15403	2008/15403	04/07/2008	04/07/2018	Registered
SA	Adventure Leatt and Device	10	2008/15404	2008/15404	04/07/2008	04/07/2018	Registered
SA	Adventure Leatt and Device	28	2008/15405	2008/15405	04/07/2008	04/07/2018	Registered
SA	Adventure Brace	9	2008/28131	2008/28131	01/12/2008	01/12/2018	Registered
SA	Adventure Brace	10	2008/28132	2008/28132	01/12/2008	01/12/2018	Registered
SA	Adventure Brace	28	2008/28133	2008/28133	01/12/2008	01/12/2018	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck Device	9	77236512	3483523	23/07/2007	12/08/2018	Registered
USA	The Helmet For Your Neck	9	77264171	3483644	24/08/2007	12/08/2018	Registered

USA	LEATT	9	77264178	3483646	24/08/2007	12/08/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	26/03/2019	Registered
China	Leatt-Brace	9	7668832	7668832	09/03/2009	06/03/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	06/03/2021	Registered
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	06/03/2021	Registered
China	Leatt	25	8706821	870682	28/09/2010	28/09/2021	Registered

___________________
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

Our Employees

As of December 31, 2015, we employed 39 full-time employees, 7 independent contractors and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2015.

Employee Function	Number
Executive	2
Internet Technology	2
Product	4
Marketing	5
Finance	4
Operations and Distributions/Logistics	5
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	9
Support Staff (Receptionist/Cleaners/Driver)	2
Independent Contractors	7
Total	46

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

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $18.6 million for the fiscal year ended December 31, 2015. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company’s FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the initial registration period, which expires in December 31, 2015, we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2016. The MHRA registration of the knee brace is open-ended, subject to the Company’s continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

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

The ongoing turmoil in the global economy, especially in the U.S., South America and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2014, our U.S. revenue was concentrated in one customer that accounted for approximately 13%, of annual U.S. revenue, with our largest customer in the U.S. accounting for approximately 7 % of our U.S. sales for the year ended December 31, 2015. As of December 31, 2015 and 2014, $0 or 0% and $738,780, or 17% of our accounts receivable, was due from this customer.

For the years ended December 31, 2015 and 2014, our international revenue (not including the U.S.) was earned from two customers that accounted for approximately 24% and 24% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 17% and 12% of international sales for each of the respective periods. As of December 31, 2015 and 2014, $344,589 or 11% and $605,077 or 19% of our accounts receivable, respectively, were due from these international customers.

We do not have long term contractual arrangements or regular negotiation with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2015 and 2014, annual revenues from product sales to international customers were $11,642,970 and $11,025,185, or 63% and 60% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman and Research and Development Consultant, Sean Macdonald, our Chief Executive Officer and President, and Erik Olsson, our International General Manager. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk we have taken out key man insurance on Key Staff members such as Dr. Leatt. However, if we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees, as well as the intellectual property owned by Dr. Leatt, in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

We face an inherent business risk of exposure to product liability claims that could have a material adverse effect on our operating results.

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies with a self-insured retention to attempt to manage this risk worldwide. We are currently defending against 1 such claim which we have a fair expectation will be resolved in our favor. But although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us now or in the future. Furthermore, our insurance coverage does not include damages which may be assessed against us for willful and/or intentional injury, or for exemplary or punitive damages. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations. These aforementioned claims also have a negative impact on the renewal our product liability insurance policy and the premiums.

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

In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following:

•	additional engineering and other technical personnel;
•	advanced design, production and test equipment;
•	manufacturing services that meet changing customer needs;
•	technological changes in manufacturing processes;
•	working capital and;
•	manufacturing capacity

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2015. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We have affiliates, and our products are manufactured in and distributed from facilities, located in foreign countries, including countries in Asia and South Africa. International operations are subject to certain risks inherent in doing business abroad, including:

•	Exposure to political, social and economic instability;
•	Expropriation and nationalization;
•	Withholding and other taxes on remittances and other payments by subsidiaries;
•	Difficulties in enforcement of contract and intellectual property rights;
•	Exposure to foreign current exchange rates, interests rates and inflation;
•	Investment restrictions or requirements; and Export and import restrictions.

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

We may have limited legal recourse under PRC law if disputes arise under our outsourcing manufacturing arrangements with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsourcing manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal -merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

Furthermore since 63% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 25% of the space is used by our finance, legal and operations teams, 35% is used for warehousing and South African distribution and the remaining 40% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated December 12, 2014, between Leatt SA and AJ Brutus Investments cc, which expires on December 15, 2016. The lease agreement requires us to pay a monthly rent of $3,795.

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Centre Pointe Properties, LLC, dated September 11, 2012, as amended. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The lease agreement required an initial monthly base rent of $4,583 from November 1, 2012 that increased to $9,166 from May 1, 2013 and subsequently increased to $9,441 from May 1, 2014 and expired on the April 30, 2015. This lease was renewed on March 16, 2015 and continues through April 30, 2016. The lease agreement calls for a monthly base rent in the amount of $9 734. The lease was further renewed on March 1, 2016 to be effective from May 1, 2016 to April 30, 2017, with a base rent of $10,015 for the extended period.

We believe that all space is in good condition and that the property is adequately insured by the Company.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. Other than as set forth below, we are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results.

•

In September 20, 2012, a lawsuit was filed against the Company and other Defendants in Clark County District Court of Nevada for wrongful death of a motorcycle rider for alleged negligence, product defect, strict product liability, breach of expressed and implied warranties, survival and punitive damages. The plaintiffs were seeking special, compensatory, survival and punitive damages, together with prejudgment interest, costs and disbursement of suit, reasonable attorneys’ fees and other relief. This matter has been settled.

•

On December 28, 2012, a lawsuit was filed against the Company in Los Angeles Superior Court for wrongful death of a motorcycle rider. The plaintiffs were seeking damages for wrongful death and other relief. This matter has been settled.

•

In February 2013, a lawsuit was filed against the Company on behalf of a motorcycle rider in Clark County District Court of Nevada for alleged product defect, failure to warn and negligence. The plaintiff was seeking damages, together with interest and costs of bringing the action. The Court dismissed this case on Summary Judgment.

•

On November 24, 2014, a lawsuit was filed against the Company and other defendants in the Circuit Court of Eighth Judicial Circuit in and for Alachua County, Florida for strict liability and negligence. This matter has been settled.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2016
1st Quarter (January 1, 2016 to March 7, 2016)	$4.00	$3.45
Year ended December 31, 2015
1st Quarter	$3.25	$1.30
2nd Quarter	$3.91	$2.08
3rd Quarter	$5.36	$2.17
4th Quarter	$5.28	$2.08
Year Ended December 31, 2014
1st Quarter	$1.55	$1.18
2nd Quarter	$1.02	$0.70
3rd Quarter	$1.65	$0.75
4th Quarter	$1.55	$1.18

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 7, 2016, there were approximately 221 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our officers and directors are eligible for equity awards in the form of stock options and restricted stock under the Leatt Corporation Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), pursuant to which the Company is authorized to issue and sell up to 920,000 shares of common stock of the Company, par value $0.001 per share. Equity awards under the 2011 Plan are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee’s productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Board considers the future benefits potentially available to the named executive officers from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

The following table includes the information as of December 31, 2015 for each category of our equity compensation plan:

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2015.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the MRX Head and Neck Restraint system, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

•

Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen year-old motocross rider, to suffer multiple mid- thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

Year ended December 31, 2015 compared to the year ended December 31, 2014

The following table summarizes the results of our operations during the years ended December 31, 2015 and 2014 and provides information regarding the dollar and percentage increase or (decrease) from the 2014 year to the 2015 year.

	Fiscal Year Ended December 31,			Percentage
	2015	2014	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$18,343,172	$18,458,928	$(115,756)	-1%
COST OF REVENUES	8,741,131	8,636,546	$104,585	1%
GROSS PROFIT	9,602,041	9,822,382	$(220,341)	-2%
PRODUCT ROYALTY INCOME	182,485	190,961	$(8,476)	-4%
OPERATING EXPENSES
Salaries and Wages	2,225,646	2,302,115	$(76,469)	-3%
Commissions and Consulting	570,937	581,601	$(10,664)	-2%
Professional Fees	845,575	1,117,887	$(272,312)	-24%
Advertising and Marketing	1,498,307	1,442,450	$55,857	4%
Office Rent and Expenses	246,616	244,510	$2,106	1%
Research and Development Costs	1,180,227	1,222,209	$(41,982)	-3%
Bad Debt Expense	124,213	75,285	$48,928	65%
General and Administrative	1,793,698	2,081,339	$(287,641)	-14%
Depreciation	371,089	304,690	$66,399	22%
Total Operating Expenses	8,856,308	9,372,086	$(515,778)	-6%
INCOME FROM OPERATIONS	928,218	641,257	$286,961	45%
Other Income	32,304	10,854	$21,450	198%
INCOME BEFORE INCOME TAXES	960,522	652,111	$308,411	47%
Income Taxes	385,590	233,760	$151,830	65%
NET INCOME	$574,932	$418,351	$156,581	37%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor, Helmets and Other products, Parts and Accessories. Revenues for the year ended December 31, 2015 were $18.34 million, a 0.6% decrease, compared to revenues of $18.46 million for the year ended December 31, 2014. This decrease in revenues is attributable to a $2.37 million decrease in neck brace sales that was partially offset by a $0.73 million increase in Body armor sales, $1.43 million increase in Helmet sales and a $0.09 million increase in sales of Other Products, Parts and Accessories, respectively, during the year ended December 31, 2015. Changes in prices did not impact the decrease in revenues as our selling prices have not fluctuated by any significant level. Initial stocking sales to our primary OEM customers in the United States that accounted for approximately 10% of sales during the 2014 period were not repeated during the 2015 period.

The following table sets forth our revenues by product line for the years ended December 31, 2015 and 2014:

		Year Ended December 31,
	2015	% of Revenues	2014	% of Revenues
Neck braces	$7,430,800	40%	$9,799,767	53%
Body armor	8,540,332	47%	7,811,511	42%
Helmets	1,431,090	8%	-	0%
Other Products, Parts and Accessories	940,950	5%	847,650	5%
	$18,343,172	100%	$18,458,928	100%

Sales of our flagship Neck brace accounted for $7.43 million and $9.80 million, or 40% and 53% of our revenues for the years ended December 31, 2015 and 2014, respectively. The 24% decrease in Neck brace revenues was due to a decrease in the volume of neck braces sold in the United States and abroad. In the United States, the decrease in neck brace volumes was primarily as a result of decreased sales to our primary OEM customers mentioned above. The decrease in neck brace sales volumes to customers outside of the United States was primarily the result of significant U.S. dollar strength in relation to the local currencies of our customers in the respective regions. Sales to these customers account for 63% of our total revenues, with sales to Europe and Australasia accounting for 52%. The Company continues to evaluate measures to remain competitive in these areas.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $8.54 million and $7.81 million, or 47% and 42% of our revenues for the years ended December 31, 2015 and 2014, respectively. The 9% increase in Body armor revenues was primarily due to increased sales volume of Body armor products as a result of the successful market acceptance of our C-Frame Knee Brace as well as our expanded line of protective gloves.

Our Helmets accounted for $1.43 million, or 8% of our revenues for the year ended December 31, 2015. The 100% increase in Helmet revenues is due to the initial shipment of our GPX 5.5 Composite and GPX 6.5 Carbon helmets that shipped to our customers in the United States and abroad during the fourth quarter of 2015.

Our Other Products, Parts and Accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $0.94 million and $0.85 million, or 5% and 5% of our revenues for the years ended December 31, 2015 and 2014, respectively. The increase in our Other Products, Parts and Accessories is primarily due to a 20% increase in the volume of hydration kits sold globally during the period.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2015 and 2014 were $8.74 million and $8.64 million, respectively. Gross Profit for the years ended December 31, 2015 and 2014 were $9.60 million or 52% of revenues, and $9.82 million, or 53% of revenues, respectively. While our body armor margins have improved in the 2015 period due to the inclusion of the C Frame knee brace, body armor continues to generate a lower margin than our neck brace and helmet products. Neck brace revenues accounted for 40% and 53% of our revenues for the years ended December 31, 2015 and 2014, respectively. Management continues to actively assess all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2015 and 2014 were $182,485 and $190,961, respectively. The 4% decrease in product royalty income is primarily due to a decrease in sales of licensed products by licensees during the 2015 period.

Salaries and Wages – Salaries and wages for the years ended December 31, 2015 and 2014 were $2,225,646 and $2,302,115, respectively. This 3% decrease in salaries and wages during the 2015 period was primarily due to a restructuring of US marketing and operations that took place during the 2015 period. Additionally, salaries and wages paid to the Company’s staff members based at its headquarters were marginally lower due to the weakening of the ZAR against the U.S dollar.

Commissions and Consulting Expense– Commissions and consulting expense for the years ended December 31, 2015 and 2014 were $570,937 and $581,601, respectively. This 2% decrease in commissions and consulting expenses is primarily the result of a restructuring of commissions paid to the Company’s U.S. sales staff and a decrease in U.S. sales subject to commission.

Professional Fees – Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2015 and 2014 were $845,575 and $1,117,887, respectively. The 24% decrease in professional fees is primarily due to decreased spending on product liability litigation which was partially offset by an increase in costs associated with maintaining and expanding the Company’s patent portfolio.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2015 and 2014 were $1,498,307 and $1,442,450, respectively. This $55,857, or 4%, increase in advertising and marketing expenditure is primarily due to various advertising and marketing campaigns designed to promote the Company’s widening product range with an emphasis on the Company’s range of helmets that shipped during the fourth quarter of 2015.

Office Rent and Expenses – Office rent and expenses for the years ended December 31, 2015 and 2014 were $246,616 and $244,510, respectively. The marginal 1% increase in office rent and expenses is primarily the result of escalation in the rental of warehouse space occupied by Two Eleven, our US subsidiary. This increase was partially offset by a decrease in rental expenditure incurred at our South African headquarters as a result of the weakening of the ZAR against the U.S. dollar.

Research and Development Costs – These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2015 and 2014 were $1,180,227 and $1,222,209, respectively. This 3% decrease in research and development costs is a result of significant cost incurred in the 2014 period in connection with the development of the Company’s first line of helmets which were not incurred during the 2015 period due to the phase of development of future products.

Bad Debt Expense - Bad debt expense for the years ended December 31, 2015 and 2014 were $124,213 and $75,285, respectively. This increase is primarily as a result of the write off of unrecoverable debts owing to the Company during the 2015 period.

General and Administrative Expenses – General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer supplies with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2015 and 2014 were $1,793,698 and $2,081,339, respectively. The 14% decrease in general and administrative expenses is primarily the result of decreased product liability insurance premiums during the 2015 period.

Depreciation Expense – Depreciation expense for the years ended December 31, 2015 and 2014 was $371,089 and $304,690, respectively. The 22% increase in depreciation expense is primarily as a result of the additional molds and tooling required for the Company’s growing product range.

Total Operating Expenses – Total operating expenses decreased by $515,778 to $8,856,308 for the year ended December 31, 2015, or 6%, compared to $9,372,086 in the 2014 period. This decrease is primarily due to a decrease in professional fees and general and administrative expenditures that was partially offset by an increase in advertising and marketing costs as discussed above.

Net Income – The net income after income taxes for the year ended December 31, 2015 was $574,932, as compared to a net income after income taxes of $418,351 for the 2014 period. This 37% increase in net income, despite the 0.6% decrease in Revenues, is primarily due to the 6% decrease in total operating expenditures discussed above.

Liquidity and Capital Resources

At December 31, 2015, we had cash and cash equivalents of $1,054 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $0.7 million and short-term investments of $0.06 million at December 31, 2014. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2015	2014
Net cash provided by operating activities	$1,239,679	$759,462
Net cash used in investing activities	$(780,564)	$(456,429)
Net cash provided by (used in) financing activities	$63,710	$(207,606)
Effect of exchange rate changes on cash and cash equivalents	$(192,782)	$(205,732)
Net increase (decrease) in cash and cash equivalents	$330,043	$(110,305)
Cash and cash equivalents at the beginning of period	$724,707	$835,012
Cash and cash equivalents at the end of period	$1,054,750	$724,707

Cash increased by $330,043, or 46%, for the year ended December 31, 2015. The primary sources of cash during fiscal year 2015 were a net income of $574,932 and a decrease in accounts receivable of $1,309,341. The primary uses of cash during fiscal year 2015 were increase in inventory of $836,208 and increased capital expenditures of $813,912 relating primarily to molds to be used for the Company’s increased range of products. As of December 31, 2015, we did not have any credit facilities or significant amounts owing to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder and chairman, we pay Xceed Holdings, 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.

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

Pursuant to a Premium Finance Agreement, dated May 27, 2015, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $55,969 in eleven payments of $5,162 at a 2.897% annual interest rate, commencing on June 1, 2015 and ending on April 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2015, the Company had not defaulted on its payment obligations under this agreement.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Consulting Agreement and the transactions contemplated thereby or a complete explanation of the materials thereof. On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third party manufacturer to the international distributors.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December, 2015 and 2014 was $160,515 and $161,593, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December, 2015 and 2014.

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

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2015, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2015 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2015 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 7, 2016.

Name	Age	Title
Dr. Christopher James Leatt	47	Founder, Chairman and Research & Development Consultant
Sean Macdonald	38	CEO, CFO, President and Director
Jeffrey Joseph Guzy	64	Director

DR. CHRISTOPHER LEATT: Dr. Leatt, aged 47, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He held positions in General Surgery and General Medicine/Geriatrics/Gastroenterology before becoming a General Medical Practitioner and Chairman of ERIPO (Eerste River Independent Practitioners Association), an organization formed to look after both the Medical and Business interests of forty Independent Practitioners. Dr. Leatt then worked in casualty/trauma at various hospitals before becoming a surgical medical officer. A brief stint as an Orthopedic Registrar at Groote Schuur Hospital preceded his post as Neurosurgery Registrar at the Department of Neurosurgery, Tygerberg Academic Hospital. Dr. Leatt's duties as a surgical registrar in this discipline included ward work, High-Care duties, evaluation of referrals, outpatient consultations, emergency and elective surgery, logbook of all surgical procedures completed. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing and helicopter pilot and is an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. When not participating in such events, Dr. Leatt is often involved in providing medical support there.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 38, has served as the Company’s Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 64, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CENTRAL Oil and Gas Corporation and Aero-X Golf Inc (dba Polara Golf). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director of Capstone Industries (CAPC) and UBL Interactive (UBLI), both public corporations.

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

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Dr. Christopher James Leatt	Founder, Chairman and Head of Research & Development	•	Dr. Leatt holds a Bachelor of Medicine and Bachelor of Surgery Degree and is the inventor of the Leatt Brace® and the Founder of the Company.

		•	He supports the Company’s research and development department and has an intimate knowledge of the Company’s innovative products.

		•	He contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the industry.
Sean Macdonald	CEO, CFO, President and Director	•	Mr. Macdonald is a registered Chartered Accountant and holds a Bachelor of Commerce Degree in Finance and Information Systems and a Post-Graduate Diploma in Accounting.

		•	His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the Company.
Jeffrey Joseph Guzy	Director	•	Through his Masters Degree in Business Administration in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.

		•	He has also served as the Company’s President and has invaluable long-term knowledge of the Company’s business and operations.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•

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

•

been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

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

•

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

Significant Employees

Name	Age	Position
Erik Olsson	48	International General Manager and Head of International Distribution
Todd Repsher	45	U.S. National Sales Manager

ERIK OLSSON: Mr. Olsson, aged 48, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 45, has served as our US National Sales Manager since March 2014. Mr. Repsher is an award- winning sales executive with over fifteen years’ experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher Leatt, Chairman and Research and Development Consultant(2)	2013	487,668	--	--	160	--	--	9,468	497,296
	2014	487,668	--	--	160	--	--	8,956	496,784
	2015	182,876	5,000	--	--	--	--	275,691	463,567
Sean Macdonald, President, CEO, CFO and Director	2013	189,502	--	--	240	--	--	10,467	200,209
	2014	172,774	13,055	--	240	--	--	10,338	196,407
	2015	173,318	22,500	--	--	--	--	5,573	201.391
Todd Repsher U.S. National Sales Manager	2013	--	--	--	--	--	--	--	--
	2014	106,000	4,915	--	--	--	--	--	110,915
	2015	140,000	5,000	--	--	--	--	--	145,000

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company’s board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him an annual base salary of $195,000 per annum. This Agreement includes the duty to pay Mr. Macdonald’s director’s fees of $650 per month. Mr. Macdonald receives coverage under the Company’s employment benefit plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. National Sales Manager, pursuant to which, we are obligated to pay him an annual base salary of $10,000 per month. Mr. Repsher receives coverage under the Company’s employment benefit plans and is entitled to a $5,000 annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Repsher is also subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months’ written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days’ advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration

We had also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt also received coverage under the Company’s employment benefit plans as well as the mandatory one week’s severance pay for each year of service to the Company. He was also subject to the customary confidentiality covenants. However, on July 8, 2015, the Company terminated this employment agreement and entered into a consulting agreement or Consulting Agreement, with Innovate Services Limited or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement is effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to performed under the Consulting Agreement cease to be performed by Dr. Leatt or for any other material breach of the Agreement by any of the parties. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2015, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options(1)	Exercise or base price of option awards ($/Sh)(1)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/1/2012	-	52,000	$1.00	$52,000
Sean Macdonald	2/1/2012	-	78,000	$1.00	$78,000

(1)	The Company effected a one-for-twenty-five reverse stock split on September 20, 2012, which decreased the number of option shares and increased the exercise price to $1.00 per share.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2015 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options (1) exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise (1) price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$1.00	February 1, 2017
Sean Macdonald	78,000	--	--	$1.00	February 1, 2017

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

Option Exercises and Stock Vested

No named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2015.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2015.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2015.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2015:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher Leatt	37,500	-	-	-	37,500
Jeffrey J. Guzy	4,507	-	246	-	4,753
Sean Macdonald	4,507	-	-	-	4,507

Narrative to Director Compensation Table

During the 2015 fiscal year, we paid our directors approximately ZAR 5,000 (approximately, $375) per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and option to purchase 6,000 shares vested in equal portions on February 14, 2015 and 2016, respectively. The remaining 3,000 shares will vest on February 14, 2017.

On July 8, 2015, the Company has entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company’s investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. Dr. Leatt will receive a base fee of $5,000 per month as compensation for his services, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

Effective January 1, 2016, the Company increased the compensation amount given to each of Mr. Jeff Guzy and Mr. Sean Macdonald for their services as directors of the Company to $650 per month.

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

•

The Company shall indemnify its directors to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense or other matter whatsoever.

•

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 7, 2016, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 50 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

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

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 shares of common stock authorized with 5,231,823 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties totaled $480,689 and $465,316 for the years ended December 31, 2015 and 2014, respectively.

In July 2015, the Company entered into a consulting agreement with Innovate Services Limited, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder and chairman, is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the Services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement is effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the Services to performed under the Consulting Agreement cease to be performed by Dr. Leatt or for any other material breach of the Agreement by any of the parties. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal.

Simultaneously with the closing of the Consulting Agreement, the Company also entered into a Side Letter Agreement, dated July 8, 2015, with Dr. Leatt, pursuant to which the parties agreed to terminate Dr. Leatt’s existing employment agreement, dated as of May 15, 2015, with the Company in its entirety, in lieu of Dr. Leatt undertaking to perform the services under the Consulting Agreement.

Under the terms of the Side Letter, Dr. Leatt also agreed, among other things: (1) not to perform services similar to the services provided under the Consulting Agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovate or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company’s research and development efforts under the Consulting Agreement, and the Company will have the right to adjust the amount of the fees payable under the Consulting Agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.

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

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

•	the risks, costs and benefits to us;
•	the impact on a director’s independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•	the terms of the transaction;
•	the availability of other sources for comparable services or products; and
•	the terms available to or from, as the case may be, unrelated third parties or to or from our employees generally.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$96,000	$96,000
Audit-Related Fees	12,000	11,714
Tax Fees	15,950	8,411
All Other Fees	-	-
TOTAL	$123,950	$116,125

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2015.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit	Exhibit Title
Number
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

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC as amended.
10.8

Lease Agreement, dated December 12, 2014, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.9

Storage Rental Agreement, dated December 1, 2014, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.10	Leatt Distributor Form Business Terms, dated February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11

Storage Rental Agreement 2, dated January 1, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.12*	Premium Finance Agreement, dated May 27, 2015, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended)
10.14*	Premium Finance Agreement, dated October 19, 2015, between AFCO Acceptance Corp and Leatt Corp.
10.15	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.16*	Storage Rental Agreement 3, dated October 4, 2015, between The Storage Spot and Leatt Corp.
10.17

Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.18

Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.19

Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.20

Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on July 8, 2015)

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

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 18, 2016

LEATT CORPORATION
By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 18, 2016
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 18, 2016
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 18, 2016
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Leatt Corporation

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. LEATT CORPORATION’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEATT CORPORATION as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 18, 2016

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

ASSETS

	2015	2014
Current Assets
Cash and cash equivalents	$1,054,750	$724,707
Short-term investments	58,172	58,153
Accounts receivable	2,901,699	4,239,298
Inventory	4,241,140	3,403,854
Payments in advance	208,030	345,406
Income tax refunds receivable	-	25,299
Deferred tax asset	115,000	108,000
Prepaid expenses and other current assets	1,070,774	994,003
Total current assets	9,649,565	9,898,720

Property and equipment, net	1,313,325	995,537

Other Assets
Other receivables	90,000	210,000
Deposits	16,493	17,980
Intangible assets	61,273	81,323
Total other assets	167,766	309,303

Total Assets	$11,130,656	$11,203,560

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,560,980	$2,980,885
Income taxes payable	384,950	331,000
Short term loan, net of finance charges	658,639	626,129
Total current liabilities	3,604,569	3,938,014

Deferred tax liabilities	73,000	88,468

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,231,823 and 5,200,623 shares issued and outstanding	130,040	130,008
Additional paid - in capital	7,346,782	7,314,136
Accumulated other comprehensive loss	(710,032)	(378,431)
Retained earnings	683,297	108,365
Total stockholders' equity	7,453,087	7,177,078

Total Liabilities and Stockholders' Equity	$11,130,656	$11,203,560

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Revenues	$18,343,172	$18,458,928

Cost of Revenues	8,741,131	8,636,546

Gross Profit	9,602,041	9,822,382

Product Royalty Income	182,485	190,961

Operating Expenses
Salaries and wages	2,225,646	2,302,115
Commissions and consulting expenses	570,937	581,601
Professional fees	845,575	1,117,887
Advertising and marketing	1,498,307	1,442,450
Office rent and expenses	246,616	244,510
Research and development costs	1,180,227	1,222,209
Bad debt expense	124,213	75,285
General and administrative expenses	1,793,698	2,081,339
Depreciation	371,089	304,690
Total operating expenses	8,856,308	9,372,086

Income from Operations	928,218	641,257

Other Income
Interest and other income, net	32,304	10,854
Total other income	32,304	10,854

Income Before Income Taxes	960,522	652,111

Income Taxes	385,590	233,760

Net Income Available to Common Shareholders	$574,932	$418,351

Net Income per Common Share
Basic	$0.11	$0.08
Diluted	$0.10	$0.08

Weighted Average Number of Common Shares Outstanding
Basic	5,216,483	5,200,623
Diluted	5,537,476	5,200,623

Comprehensive Income
Net Income	$574,932	$418,351
Other comprehensive loss, net of $43,100 and $148,000 deferred income taxes in 2015 and 2014
Foreign currency translation	(331,601)	(266,567)

Total Comprehensive Income	$243,331	$151,784

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total
Balance, January 1, 2014	120,000	$3,000	5,200,623	$130,008	$7,307,515	$(111,864)	$(309,986)	$7,018,673
Compensation cost recognized in connection with stock options	-	-	-	-	6,621	-	-	6,621
Net income	-	-	-	-	-	-	418,351	418,351
Foreign currency translation adjustment	-	-	-	-	-	(266,567)	-	(266,567)
Balance, December 31, 2014	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078
Compensation cost recognized in connection with stock options	-	-	-	-	1,478	-	-	1,478
Exercise of stock options	-	-	31,200	32	31,168	-	-	31,200
Net income	-	-	-	-	-	-	574,932	574,932
Foreign currency translation adjustment	-	-	-	-	-	(331,601)	-	(331,601)
Balance, December 31, 2015	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087

The accompanying notes are an integral part of these consolidated financial statements.

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014
LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2015	2014

Cash flows from operating activities
Net income	$574,932	$418,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	371,089	304,690
Deferred income taxes	(22,468)	49,788
Stock-based compensation	1,478	6,621
Bad debts	28,258	44,373
Inventory reserve	(1,078)	29,938
Gain on sale of property and equipment	(27,101)	(4,291)
(Increase) decrease in:
Accounts receivable	1,309,341	(1,144,398)
Inventory	(836,208)	(174,518)
Payments in advance	137,376	(201,104)
Prepaid expenses and other current assets	(76,771)	98,447
Income tax refunds receivable	25,299	(25,000)
Other receivables	120,000	120,000
Deposits	1,487	1,489
Increase (decrease) in:
Accounts payable and accrued expenses	(419,905)	904,076
Income taxes payable	53,950	331,000
Net cash provided by operating activities	1,239,679	759,462

Cash flows from investing activities
Capital expenditures	(813,912)	(463,105)
Proceeds from sale of property and equipment	33,367	6,699
Increase in short-term investments, net	(19)	(23)
Net cash used in investing activities	(780,564)	(456,429)

Cash flows from financing activities
Issuance of common stock	31,200	-
Proceeds from (repayments of ) short-term loan, net	32,510	(207,606)
Net cash provided by (used in) financing activities	63,710	(207,606)

Effect of exchange rates on cash and cash equivalents	(192,782)	(205,732)

Net increase (decrease) in cash and cash equivalents	330,043	(110,305)

Cash and cash equivalents - beginning of year	724,707	835,012

Cash and cash equivalents - end of year	$1,054,750	$724,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11,645	$14,095
Cash paid for income taxes	$395,672	$440

Other noncash investing and financing activities
Common stock issued for services	$1,478	$6,621

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. United States sales and marketing are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The Company established a wholly-owned subsidiary, Leatt New Zealand Limited (“New Zealand Limited”) during the first quarter of 2009. This Company acted as the distributor of Leatt-Brace® products in New Zealand, until the 4th quarter of 2011 when operations of New Zealand Limited ceased. The Company has appointed an unrelated third party distributor to distribute its products in the New Zealand market.

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

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue is considered to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third party manufacturer to the international distributors.

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2015 and 2014 was $131,324 and $103,066, respectively.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2015 and 2014 was $160,515 and $161,593, respectively.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2015 and 2014.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2015 or 2014.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $68,273 over eleven months including interest at 2.647% and has been paid in full. The current short-term loan is payable in monthly installments of $71,952 over eleven months including interest at 2.897% .

The Company carries directors and officers’ liability insurance. The Company finances payment of its short-term insurance premiums over a period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $5,162 at 2.897% annual interest rate.

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

Shipping and Handling Costs - The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs incurred in cost of revenues.

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs - In connection with the Company’s license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $137,549 and $97,525, respectively for the years ended December 31, 2015 and 2014.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company’s foreign operations, consisting of its South African Branch and New Zealand, denominated in local currencies, SA RAND and NEW ZEALAND DOLLAR respectively, are translated.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Foreign Currency Transactions (Continued) - at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled ($331,601) and ($266,567), respectively, during the years ended December 31, 2015 and 2014.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the fair-value-base method set forth in FASB ASC Topic 718-10, Stock-Based Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on the estimated fair values on the date of grant or the fair value of the services performed. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and 2014, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2015 and 2014, the Company had 379,000 potential common shares, consisting of 120,000 preferred shares and 259,000 stock options outstanding that were included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income/loss at December 31, 2015 and 2014 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2015 and 2014, the Company’s uninsured bank balances totaled $834,299 and $535,090, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the year ended December 31, 2014, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 13%, of annual U.S. revenue. This was not the case for the year ended December 31, 2015.

As of December 31, 2014, $738,780, or 17% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2015 and 2014, the Company's international revenue was concentrated in two customers that accounted for approximately 24% and 24%, respectively, of annual international revenue. As of December 31, 2015 and 2014, $344,589, or 11%, and $699,127, or 16%, of the Company's accounts receivable, respectively, were due from these international customers.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2015 and 2014, annual revenues associated with international customers were $11,642,970 and $11,025,185, or 63% and 60% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recent Accounting Pronouncements - In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09 outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. It also requires more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferred of the Effective Date". The amendments in this update defer the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for annual periods beginning on or after December 15, 2017. The Company is currently assessing the impact that adopting this new accounting guidance will have on the consolidated financial statements and footnote disclosures.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets. The ASU is effective for public companies for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

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

In performing such evaluations, the Company utilizes historical experience as well as current market information. All products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2015 and 2014 was $160,515 and $161,593, respectively. During the year ended December 31, 2015 and 2014 the Company wrote off and destroyed $356,369, and $345,744, respectively, of product which was deemed to be obsolete.

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2015 and 2014 consisted of the following:

	2015	2014

Land	$314,994	$418,064
Moulds and tools	2,507,494	1,849,673
Computer equipment and software	441,744	682,537
Office and other equipment	361,582	435,216
Vehicles	174,118	175,034
Leasehold improvements	84,579	82,159
	$3,884,511	$3,642,683

Accumulated depreciation	(2,571,186)	(2,647,146)
Property and equipment, net	$1,313,325	$995,537

NOTE 5 -	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $208,030 and $345,406 as of December 31, 2015 and 2014 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	OTHER RECEIVABLES

In October 2013, the Company entered into a confidential settlement agreement to resolve alleged patent infringement claims and counter claims, under which the Company will receive a series of payments over time. The amount included in other receivables as of December 31, 2015 represents the amount of payments to be received in 2017 and thereafter.

NOTE 7 -	STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted and the shareholders subsequently approved the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. The maximum number of shares of common stock which may be issued under the Plan is 920,000.

NOTE 7 -	STOCKHOLDERS’ EQUITY (Continued)

In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum shares from 460,000 to 920,000. The maximum number of shares of common stock that may be awarded to an individual participant in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five year period. Shares are generally issued at the fair market value on the date of issuance.

During the year ended December 31, 2014, 90,000 options were granted to key employees and to the outside director at the exercise price of $1.00 per share, exercisable over a 5 year period. 40% of the shares were immediately vested with a compensation expense of $2,426 and 60% of the shares were unvested with unrecognized compensation values of $3,640. During the year ended December 31, 2015 an additional 20% of the shares vested with a compensation expense of $1,478. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2014, was $0.07 per share. In addition, 7,800 options were forfeited during the year ended December 31, 2014.

During the year ended December 31, 2012, 208,000 stock options were granted at an exercise price of $1.00 per share, exercisable over a 5 year period. Of the options granted in 2012, 60% of the shares were vested with a compensation expense of $15,487 and 40% of the shares were unvested with unrecognized compensation values of $10,325. During the year ended December 31, 2013 an additional 20% of the shares vested with a compensation expense of $5,163. During the year ended December 31, 2014 the last 20% of the shares vested with a compensation expense of $ 4,194.

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

NOTE 8 -	INCOME TAXES

The Company’s income tax expense (benefit) for the years ended December 31, 2015 and 2014 consists of the following components:

	2015	2014

Current
Federal	$406,458	$330,372
State	1,600	1,600
	408,058	331,972

Deferred
Federal	(22,468)	(98,212)
	(22,468)	(98,212)

Income tax expense	$385,590	$233,760

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2015	2014
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	2.00%	0.00%
Timing and permanent differences	4.00%	2.00%
	40.00%	36.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2015 and 2014 consist of the following:

NOTE 8 -	INCOME TAXES (Continued)

	2015	2014
Deferred tax assets:
Accounts receivable	$45,000	$35,000
Inventory	54,000	55,000
Vacation accrual	16,000	18,000
Net operating loss carryforwards	1,434,000	1,257,000
Less valuation allowance	(1,434,000)	(1,257,000)
Deferred tax assets, net	$115,000	$108,000

Deferred tax liabilites:
Depreciation	$73,000	$88,468
Deferred tax liabilities, net	$73,000	$88,468

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2015 and 2014, the Company has approximately $16,220,800 and $14,221,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. The Company’s 2011 U.S. income tax return was under examination and has been completed with an immaterial adjustment to the tax liability as originally reported. As of December 31, 2015, the tax years that remain subject to examination are 2012 to 2015 for federal and 2012 to 2015 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2015 or 2014. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 9 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $437,349 and $480,689 for the years ended December 31, 2015 and 2014. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2015 and 2014, accrued royalties totaled $22,598 and $69,790.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company’s founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $35,639 are payable in terms of the agreement effective, May 15, 2015 and totaled $267,293 for the year ended December 31, 2015.

NOTE 10 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease was renewed on March 16, 2015 and continues through April 30, 2016. The lease agreement calls for monthly base rent in the amount of $9 734. The lease has been renewed again on March 1, 2016 to be effective from May 1, 2016 to April 30, 2017. The base rent will be $10,015 for this extended period.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on December 12, 2014 and continues through December 15, 2016. The lease agreement calls for an initial monthly rent of $3,795.

Minimum lease payments under non cancellable operating lease agreements in each of the years subsequent to December 31, 2015 are as follows:

2016	$162,697
2017	$40,060

Rent expense totaled $207,849 and $210,185, respectively, for the years ended December 31, 2015 and 2014.

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

NOTE 11 –	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 18, 2016, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
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

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC as amended.
10.8

Lease Agreement, dated December 12, 2014, between Leatt Corp. and AJ Brutus Investments cc. (incorporated by reference to Exhibit 10.8 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.9

Storage Rental Agreement, dated December 1, 2014, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.9 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.10	Leatt Distributor Form Business Terms, dated February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.11

Storage Rental Agreement 2, dated January 1, 2012, between The Storage Spot and Leatt Corp. (incorporated by reference to Exhibit 10.11 to the Company’s annual report on Form 10-K, filed on March 26, 2015)

10.12*	Premium Finance Agreement, dated May 27, 2015, between AFCO Acceptance Corp. and Leatt Corp.
10.13*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended)
10.14*	Premium Finance Agreement, dated October 19, 2015, between AFCO Acceptance Corp and Leatt Corp.

10.15	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.16*	Storage Rental Agreement 3, dated October 4, 2015, between The Storage Spot and Leatt Corp.
10.17	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 8, 2015)
10.18	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 8, 2015)
10.19	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K, filed on July 8, 2015)
10.20	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K, filed on July 8, 2015)
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
21	List of subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________________
*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2015 and 2014; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.