Form 10-Q
period 2016-03-31
Leatt Corp
filed 2016-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 5, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,297,043

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2016

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2016	December 31, 2015
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,416,725	$1,054,750
Short-term investments	58,180	58,172
Accounts receivable	2,426,114	2,901,699
Inventory	4,016,116	4,241,140
Payments in advance	336,465	208,030
Prepaid expenses and other current assets	867,060	1,070,774
Total current assets	9,120,660	9,534,565

Property and equipment, net	1,236,790	1,313,325
Deferred tax asset	115,000	115,000

Other Assets
Other receivables	60,000	90,000
Deposits	16,704	16,493
Intangible assets	62,749	61,273
Total other assets	139,453	167,766

Total Assets	$10,611,903	$11,130,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,068,117	$2,560,980
Income taxes payable	245,800	384,950
Short term loan, net of finance charges	441,128	658,639
Total current liabilities	2,755,045	3,604,569

Deferred tax liabilities	73,000	73,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,297,043 and 5,231,823 shares issued and outstanding	130,079	130,040
Additional paid - in capital	7,541,485	7,346,782
Accumulated other comprehensive loss	(686,983)	(710,032)
Retained earnings	796,277	683,297
Total stockholders' equity	7,783,858	7,453,087

Total Liabilities and Stockholders' Equity	$10,611,903	$11,130,656

See the accompanying notes to the financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2016	2015
	Unaudited	Unaudited

Revenues	$4,827,492	$4,021,455

Cost of Revenues	2,313,657	1,844,195

Gross Profit	2,513,835	2,177,260

Product Royalty Income	13,882	51,533

Operating Expenses
Salaries and wages	681,302	606,178
Commissions and consulting expenses	166,071	185,908
Professional fees	181,659	214,773
Advertising and marketing	361,593	261,442
Office rent and expenses	64,190	60,508
Research and development costs	342,815	292,717
Bad debt expense	2,827	-
General and administrative expenses	446,946	425,216
Depreciation	104,517	92,803
Total operating expenses	2,351,920	2,139,545

Income from Operations	175,797	89,248

Other Income / Expenses
Interest and other income, net	(1,941)	442
Total other income / expenses	(1,941)	442

Income Before Income Taxes	173,856	89,690

Income Taxes	60,876	35,585

Net Income Available to Common Shareholders	$112,980	$54,105

Net Income per Common Share
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Weighted Average Number of Common Shares Outstanding
Basic	5,233,272	5,200,623
Diluted	5,545,027	5,467,160

Comprehensive Income
Net Income	$112,980	$54,105
Other comprehensive income, net of $0 and $0 deferred income taxes in 2016 and 2015
Foreign currency translation	23,049	(46,469)

Total Comprehensive Income	$136,029	$7,636

See the accompanying notes to the financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2016

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2016	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087

Compensation cost recognized in connection with stock options	-	-	-	-	155,742	-	-	155,742

Exercise of stock options	-	-	39,000	39	38,961	-	-	39,000

Options exercised on a cashless basis	-	-	26,220	-	-	-	-	-

Net income	-	-	-	-	-	-	112,980	112,980

Foreign currency translation adjustment	-	-	-	-	-	23,049	-	23,049

Balance, March 31, 2016	120,000	$3,000	5,297,043	$130,079	$7,541,485	$(686,983)	$796,277	$7,783,858

See the accompanying notes to the financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015

	2016	2015

Cash flows from operating activities
Net income	$112,980	$54,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,517	92,803
Deferred income taxes	-	(200)
Stock-based compensation	155,742	1,478
Inventory reserve	8,089	26,034
(Increase) decrease in:
Accounts receivable	475,585	2,595,341
Inventory	216,935	(742,160)
Payments in advance	(128,435)	(48,947)
Prepaid expenses and other current assets	242,714	275,158
Income tax refunds receivable	-	25,000
Other receivables	30,000	30,000
Deposits	(211)	182
Increase (decrease) in:
Accounts payable and accrued expenses	(492,863)	(1,662,512)
Income taxes payable	(139,150)	(135,000)
Net cash provided by operating activities	585,903	511,282

Cash flows from investing activities
Capital expenditures	(12,037)	(42,608)
Increase in short-term investments, net	(8)	(3)
Net cash used in investing activities	(12,045)	(42,611)

Cash flows from financing activities
Repayments of short-term loan, net	(217,511)	(277,126)
Net cash used in financing activities	(217,511)	(277,126)

Effect of exchange rates on cash and cash equivalents	5,628	(23,087)

Net increase in cash and cash equivalents	361,975	168,458

Cash and cash equivalents - beginning	1,054,750	724,707

Cash and cash equivalents - ending	$1,416,725	$893,165

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,483	$3,167
Cash paid for income taxes	$200,027	$170,585

Other noncash investing and financing activities
Common stock issued for services	$155,742	$1,478
Common stock issued in exchange for a receivable	$39,000	$-

See the accompanying notes to the financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2015 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 18, 2016. The consolidated balance sheet as of March 31, 2016 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2016 and 2015, changes in stockholders’ equity for the three months ended March 31, 2016, cash flows for the three months ended March 31, 2016 and 2015, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2016 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2015 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the three months ended March 31, 2016 and 2015 was $168,604 and $187,627, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2016 was zero. There was no impairment of intangible assets at March 31, 2016.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $71,952 over an 11 month period at an APR of 2.897% and the South African short-term loan is payable in monthly installments of $1,561 over a 10 month period at a flat interest rate of 3.90% .

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2016 the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2016, the Company had 636,780 potential common shares, consisting of 120,000 preferred shares and options to purchase 516,780 shares, outstanding that were dilutive and included in diluted net income per share.

Note 7 – Common Stock

During the quarter ended March 31, 2016, 323,000 stock options were granted at an exercise price of $2.60 per share, exercisable over a 5 year period. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the three months ended March 31, 2016, was $1.80.

Expected term in years	5 years

Risk-free interest rate	2.20%

Expected volatility	0.88%

Expected dividend yield	0.00%

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

Stock-based compensation expense related to vested stock options granted during the quarter ended March 31, 2016 was $154,440. As of March 31, 2016, there was $426,960 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

In addition, on March 10, 2016, the Company issued 26,220 shares of common stock to employees who exercised employee stock options in a cashless exercise; and on March 29, 2016 an employee exercised stock options for the Company to issue 39,000 shares for $39,000.

Note 8 – Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09, as amended, outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in this update defers the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for the first interim period within an annual period beginning after December 15, 2017, and early adoption is not permitted. The Company is evaluating the provisions of this update and has not determined the impact that its adoption will have on the Company’s financial position or results of operations.

In July 2015, the FASB issued ASU 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material effect on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes." This ASU requires that deferred tax assets and liabilities be classified as non-current on the balance sheet rather than being separated into current and non-current. This ASU is effective for annual and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted. The Company elected to retrospectively adopt this accounting standard in the beginning of the first quarter of fiscal 2016 and as a result, prior periods in the consolidated financial statements were adjusted.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This ASU is a comprehensive new lease standard that amends various aspects of existing accounting guidance for leases. The core principle of this ASU will require lessees to present the assets and liabilities that arise from leases on their balance sheets. The ASU is effective for public companies for annual and interim reporting periods beginning after December 15, 2018. Early adoption is permitted. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No 2016-09 Improvements to Employee Share-Based Payment Accounting ("ASC 2016-09"). ASC 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

The Company does not believe there are any other recent accounting pronouncements that would have a material impact on its financial position or results of operations.

Note 9 - Litigation

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

Note 10 – Subsequent Events

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

•	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
•	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
•	“Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
•	“NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.45 for its March 31, 2016 audited balance sheet.
•	“PRC”, and “China” are to the People’s Republic of China;
•	“Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
•	“Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
•	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
•	“South Africa” are to the Republic of South Africa;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
•

“Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR15.036 for its March 31, 2016 balance sheet.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2016 and 2015 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

The following table summarizes the results of our operations during the three-month periods ended March 31, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2016	2015	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$4,827,492	$4,021,455	$806,037	20%
COST OF REVENUES	2,313,657	1,844,195	$469,462	25%
GROSS PROFIT	2,513,835	2,177,260	$336,575	15%
PRODUCT ROYALTY INCOME	13,882	51,533	$(37,651)	-73%
OPERATING EXPENSES
Salaries and Wages	681,302	606,178	$75,124	12%
Commissions and Consulting	166,071	185,908	$(19,837)	-11%
Professional Fees	181,659	214,773	$(33,114)	-15%
Advertising and Marketing	361,593	261,442	$100,151	38%
Office Rent and Expenses	64,190	60,508	$3,682	6%
Research and Development Costs	342,815	292,717	$50,098	17%
Bad Debt Expense	2,827	-	$2,827	100%
General and Administrative	446,946	425,216	$21,730	5%
Depreciation	104,517	92,803	$11,714	13%
Total Operating Expenses	2,351,920	2,139,545	$212,375	10%
INCOME FROM OPERATIONS	175,797	89,248	$86,549	97%
Other Income / Expenses	(1,941)	442	$(2,383)	-539%
INCOME BEFORE INCOME TAXES	173,856	89,690	$84,166	94%
Income Taxes	60,876	35,585	$25,291	71%
NET INCOME	$112,980	$54,105	$58,875	109%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the three months ended March 31, 2016 were $4.8 million, a 20% increase, compared to revenues of $4.0 million for the quarter ended March 31, 2015. Revenues associated with international customers were $2.96 million and $2.48 million, or 61% and 62% of revenues, respectively, for the three months ended March 31, 2016 and 2015. This increase in revenues is primarily attributable to a $0.81 million increase in helmet sales that was partially offset by a $0.20 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended March 31, 2016 and 2015:

		Three months ended March 31,
	2016	% of Revenues	2015	% of Revenues
Neck braces	$1,593,731	33%	$1,789,608	45%
Body armor	2,190,476	45%	2,014,973	50%
Helmets	808,555	17%	-	0%
Other Products, Parts and Accessories	234,730	5%	216,874	5%
	$4,827,492	100%	$4,021,455	100%

Sales of our flagship neck brace accounted for $1.59 million and $1.79 million, or 33% and 45% of our revenues for the quarters ended March 31, 2016 and 2015, respectively. The 11% decrease in neck brace revenues was due to a decrease in the volume of neck braces sold to our customers both in the United States and abroad. In the United States the decrease in neck brace revenues was primarily the result of a decrease in the sales of the MRX neck brace for motor sports which were particularly strong during the first quarter of 2015. The decrease in sales to our customers outside the United States is attributable to the significant strength of the US dollar in relation to the local trading currencies of our customers in the respective regions.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $2.19 million and $2.01 million, or 45% and 50% of our revenues for the quarters ended March 31, 2016 and 2015, respectively. The 9% increase in body armor revenues was primarily due to a 27% increase in the volume of upper body protectors sold globally during the period.

Our Helmets accounted for $0.81 million, or 17% of our revenues for the three months ended March 31, 2016. The 100% increase in Helmet revenues is due to the continuation of the initial shipment of our GPX 5.5 Composite and GPX 6.5 Carbon helmets that first shipped to our customers in the United States and abroad during the fourth quarter of 2015. Additionally, we shipped the preliminary DBX 6.0 Carbon helmets and DBX 5.0 Composite helmets to our international customers during the first quarter of 2016.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.23 million and $0.22 million, or 5% and 5% of our revenues for the quarters ended March 31, 2016 and 2015, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to the inclusion of helmet spares used to service the Company's line of helmets.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2016 and 2015 were $2.31 million and $1.84 million, respectively. Gross Profit for the quarters ended March 31, 2016 and 2015 were $2.51 million and $2.18 million, respectively, or 52% and 54% of revenues respectively. Body armor products continue to generate a lower gross margin than our neck brace and helmet products. Neck Brace revenues accounted for 33% and 45% of our revenues for the quarters ended March 31, 2016 and 2015 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2016 and 2015 were $13,882 and $51,533, respectively. The 73% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2016 period.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2016 and 2015 were $681,302 and $606,178, respectively. This 12% increase in salaries and wages during the 2016 period was primarily due to the vesting of share options issued to key personnel during the quarter ended March 31, 2016.

Commissions and Consulting Expense – During the quarters ended March 31, 2016 and 2015, commissions and consulting expenses were $166,071 and $185,908, respectively. This 11% decrease in commissions and consulting expenses is primarily the result of a restructuring of commissions paid to the Company's internal and external US sales staff.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2016 and 2015 were $181,659 and $214,773, respectively. This 15% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motor sport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended March 31, 2016 and 2015 were $361,593 and $261,442, respectively. The 38% increase in advertising and marketing expenditures during the 2016 period is primarily due to the Company’s continued implementation of sponsorship and marketing campaigns designed to promote the Company's widening product range.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2016 and 2015 were $64,190 and $60,508, respectively and in line with lease escalation clauses in the leases.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2016 and 2015, increased to $342,815, from $292,717, during the same 2015 quarter. The 17% increase in research and development costs is a result of development costs incurred to extend the Company’s growing product range, as well as the employment of additional design and development resources.

Bad Debt Expense – Bad Debt Expense for the quarters ended March 31, 2016 and 2015 was $2,827 and $0, respectively. This 100% increase in Bad Debt Expense is primarily the result of the write off of a unrecoverable debt in the 2016 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2016 and 2015 were $446,946 and $425,216, respectively. The 5% increase in general and administrative expenses is primarily as a result of increased travel costs incurred by the Company's product development team as a result of the Company's widening product range.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2016 and 2015 was $104,517 and $92,803, respectively. This 13% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $212,375, to $2,351,920 in the three months ended March 31, 2016, or 10%, compared to $2,139,545 in the 2015 period. This increase is primarily due to increased advertising and marketing costs, as well as increased salaries and wages, which were partially offset by decreased professional fees as discussed above.

Net Income – The net income after income taxes for the quarter ended March 31, 2016 was $112,980 as opposed to a net income after income taxes of $54,105 for the quarter ended March 31, 2015. This 109% increase in net income is due to increased revenues that were partially offset by increased operating expenses discussed above.

Liquidity and Capital Resources

At March 31, 2016, we had cash and cash equivalents of $1.42 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2016	2015
Net cash provided by operating activities	$585,903	$511,282
Net cash used in investing activities	$(12,045)	$(42,611)
Net cash used in financing activities	$(217,511)	$(277,126)
Effect of exchange rate changes on cash and cash equivalents	$5,628	$(23,087)
Net increase in cash and cash equivalents	$361,975	$168,458
Cash and cash equivalents at the beginning of period	$1,054,750	$724,707
Cash and cash equivalents at the end of period	$1,416,725	$893,165

Cash increased by $361,975, or 34%, for the three months ended March 31, 2016. The primary sources of cash for the three months ended March 31, 2016 were a net income of $112,980, decreased accounts receivables of $475,585, and decreased prepaid expenses and other current assets of $242,714. The primary uses of cash for the three months ended March 31, 2016 were decreased accounts payable and accrued expenses of $492,863 and the repayment of a short-term loan amounting to $217,511. As of March 31, 2016, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 19, 2015, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $ 852,081 in eleven payments of $71,952, at an annual interest rate of 2.897%, commencing on November 1, 2015 and ending on September 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2016, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 27, 2015, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $55,969 in eleven payments of $5,162 at a 2.897% annual interest rate, commencing on June 1, 2015 and ending on April 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2016, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the quarters ended March 31, 2016 and 2015 was $168,804 and $187,627, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2016 and 2015.

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

Recent Accounting Pronouncements

See Note 8, “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2015.

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
___________________
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

Date: May 13, 2016	LEATT CORPORATION

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
___________________
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