Form 10-Q
period 2016-06-30
Leatt Corp
filed 2016-08-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Large accelerated filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,270,592

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2016

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2016	December 31, 2015
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,000,759	$1,054,750
Short-term investments	58,184	58,172
Accounts receivable	2,078,095	2,901,699
Inventory	3,963,139	4,241,140
Payments in advance	606,536	208,030
Prepaid expenses and other current assets	707,660	1,070,774
Total current assets	8,414,373	9,534,565

Property and equipment, net	1,170,527	1,313,325
Deferred tax asset	115,000	115,000

Other Assets
Other receivables	30,000	90,000
Deposits	16,713	16,493
Intangible assets	62,851	61,273
Total other assets	109,564	167,766

Total Assets	$9,809,464	$11,130,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$1,505,751	$2,560,980
Income taxes payable	251,349	384,950
Short term loan, net of finance charges	271,625	658,639
Total current liabilities	2,028,725	3,604,569

Deferred tax liabilities	73,000	73,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,270,592 and 5,231,823 shares issued and oustanding	130,053	130,040
Additional paid - in capital	7,467,978	7,346,782
Accumulated other comprehensive loss	(678,113)	(710,032)
Retained earnings	784,821	683,297
Total stockholders' equity	7,707,739	7,453,087

Total Liabilities and Stockholders' Equity	$9,809,464	$11,130,656

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$3,693,915	$5,193,056	$8,521,407	$9,214,511

Cost of Revenues	1,710,012	2,361,827	4,023,669	4,206,022

Gross Profit	1,983,903	2,831,229	4,497,738	5,008,489

Product Royalty Income	39,649	20,668	53,531	72,201

Operating Expenses
Salaries and wages	523,912	542,467	1,205,214	1,148,645
Commissions and consulting expenses	133,921	151,468	299,992	337,376
Professional fees	70,659	246,392	252,318	461,165
Advertising and marketing	352,801	363,313	714,394	624,755
Office rent and expenses	62,962	62,543	127,152	123,051
Research and development costs	338,244	293,666	681,059	586,383
Bad debt expense (recovery)	(25,384)	19,461	(22,557)	19,461
General and administrative expenses	514,852	489,116	961,798	914,332
Depreciation	106,481	91,473	210,998	184,276
Total operating expenses	2,078,448	2,259,899	4,430,368	4,399,444

Income (Loss) from Operations	(54,896)	591,998	120,901	681,246

Other Income
Interest and other income, net	70,750	7,539	68,809	7,981
Total other income	70,750	7,539	68,809	7,981

Income Before Income Taxes	15,854	599,537	189,710	689,227

Income Taxes	27,310	175,600	88,186	211,185

Net Income (Loss) Available to Common Shareholders	$(11,456)	$423,937	$101,524	$478,042

Net Income (Loss) per Common Share
Basic	$-	$0.08	$0.02	$0.09
Diluted	$-	$0.08	$0.02	$0.09

Weighted Average Number of Common Shares Outstanding
Basic	5,270,592	5,201,663	5,251,932	5,201,143
Diluted	5,508,380	5,476,017	5,489,720	5,475,497

Comprehensive Income (Loss)
Net Income (Loss)	$(11,456)	$423,937	$101,524	$478,042
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2016 and 2015
Foreign currency translation	8,870	(40,422)	31,919	(86,891)

Total Comprehensive Income (Loss)	$(2,586)	$383,515	$133,443	$391,151

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2016

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2016	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087

Compensation cost recognized in connection with stock options	-	-	-	-	155,742	-	-	155,742

Exercise of stock options	-	-	39,000	39	38,961	-	-	39,000

Options exercised on a cashless basis	-	-	26,220	-	-	-	-	-

Common shares returned to authorized and unissued status	-	-	(26,451)	(26)	(73,507)	-	-	(73,533)

Net income	-	-	-	-	-	-	101,524	101,524

Foreign currency translation adjustment	-	-	-	-	-	31,919	-	31,919

Balance, June 30, 2016	120,000	$3,000	5,270,592	$130,053	$7,467,978	$(678,113)	$784,821	$7,707,739

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015

	2016	2015

Cash flows from operating activities
Net income	$101,524	$478,042
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	210,998	184,276
Deferred income taxes	-	(276)
Stock-based compensation	155,742	1,478
Return of common stock	(73,533)	-
Bad debts	(22,557)	-
Inventory reserve	13,180	164,543
Gain on sale of property and equipment	-	(6,067)
(Increase) decrease in:
Accounts receivable	846,161	2,046,798
Inventory	264,821	(209,497)
Payments in advance	(398,506)	(105,148)
Prepaid expenses and other current assets	363,114	224,903
Income tax refunds receivable	-	25,000
Other receivables	60,000	60,000
Deposits	(220)	287
Decrease in:
Accounts payable and accrued expenses	(1,055,229)	(1,903,575)
Income taxes payable	(133,601)	(11,000)
Net cash provided by operating activities	331,894	949,764

Cash flows from investing activities
Capital expenditures	(52,629)	(65,872)
Proceeds from sale of property and equipment	-	12,200
Increase in short-term investments, net	(12)	(8)
Net cash used in investing activities	(52,641)	(53,680)

Cash flows from financing activities
Proceeds from exercise of stock options	39,000	31,200
Repayments of short-term loan, net	(387,014)	(365,757)
Net cash used in financing activities	(348,014)	(334,557)

Effect of exchange rates on cash and cash equivalents	14,770	(67,271)

Net increase (decrease) in cash and cash equivalents	(53,991)	494,256

Cash and cash equivalents - beginning	1,054,750	724,707

Cash and cash equivalents - ending	$1,000,759	$1,218,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,920	$6,202
Cash paid for income taxes	$221,787	$222,185

Other noncash investing and financing activities
Common stock issued for services	$155,742	$1,478
Common stock returned to authorized and unissued status	$(73,533)	$-

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2015 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 18, 2016. The consolidated balance sheet as of June 30, 2016 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015, changes in stockholders’ equity for the six months ended June 30, 2016, cash flows for the six months ended June 30, 2016 and 2015, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2016 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the six months ended June 30, 2016 and 2015 was $173,695 and $322,355, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2016 was zero. There was no impairment of intangible assets at June 30, 2016.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $71,952 over an 11-month period at an APR of 2.897% and the South African short-term loan is payable in monthly installments of $1,561 over a 10-month period at a flat interest rate of 3.90% .

The Company also carries directors and officers’ liability insurance. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $5,375 at a 3.397% annual interest rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2016 the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2016, the Company had 627,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 507,000 shares outstanding. Of the total options to purchase common shares, 323,000 were antidilutive and were therefore not included in diluted net income per share.

Note 7 – Common Stock

During the six months ended June 30, 2016, 323,000 stock options were granted at an exercise price of $2.60 per share, exercisable over a 5-year period. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the six months ended June 30, 2016, was $1.80.

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

Stock-based compensation expense related to vested stock options granted during the six months ended June 30, 2016 was $155,440. As of June 30, 2016, there was $426,960 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a 3-year vesting period.

In addition, on April 7, 2016, the Company issued 26,220 shares of common stock to employees who exercised employee stock options in a cashless exercise; and on March 29, 2016 an employee exercised stock options for the Company to issue 39,000 shares for $39,000. On May 24, 2016, the Company also cancelled and returned 26,451 shares of common stock, granted to a former employee, to authorized and unissued status in settlement of a legal matter. The fair value of the shares as of the date of cancellation was $73,533 and is included in other income for the three and six months ended June 30, 2016.

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.4093 for its June 30, 2016 balance sheet.
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
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR15.0113 for its June 30, 2016 balance sheet.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Global Economic Fragility and Currency Fluctuations – A portion of our revenues are earned in international markets and the ongoing turmoil in the global economy, especially in Europe, including the recent decision of United Kingdom (UK) voters to leave the European Union (EU), may have an impact on our business and our financial condition. This economic turmoil has led to continued currency weakness in our international markets against a strengthening U.S. Dollar, resulting in declining revenues from sales in those markets. We may face more challenges from currency moves as the UK moves forward with plans to exit the EU and if economic conditions do not otherwise improve. These economic conditions impact levels of consumer spending in international markets, which have declined and may remain so for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin will continue to be harmed. Management continues to monitor currency fluctuations globally and evaluate marketing and sales strategies accordingly.

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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen-year-old motocross rider, to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2016 and 2015 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

The following table summarizes the results of our operations during the three-month periods ended June 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2016	2015	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$3,693,915	$5,193,056	$(1,499,141)	-29%
COST OF REVENUES	1,710,012	2,361,827	$(651,815)	-28%
GROSS PROFIT	1,983,903	2,831,229	$(847,326)	-30%
PRODUCT ROYALTY INCOME	39,649	20,668	$18,981	92%
OPERATING EXPENSES
Salaries and Wages	523,912	542,467	$(18,555)	-3%
Commissions and Consulting	133,921	151,468	$(17,547)	-12%
Professional Fees	70,659	246,392	$(175,733)	-71%
Advertising and Marketing	352,801	363,313	$(10,512)	-3%
Office Rent and Expenses	62,962	62,543	$419	1%
Research and Development Costs	338,244	293,666	$44,578	15%
Bad Debt Expense (Recovery)	(25,384)	19,461	$(44,845)	-230%
General and Administrative	514,852	489,116	$25,736	5%
Depreciation	106,481	91,473	$15,008	16%
Total Operating Expenses	2,078,448	2,259,899	$(181,451)	-8%
INCOME (LOSS) FROM OPERATIONS	(54,896)	591,998	$(646,894)	-109%
Other Income	70,750	7,539	$63,211	838%
INCOME (LOSS) BEFORE INCOME
TAXES	15,854	599,537	$(583,683)	-97%
Income Taxes	27,310	175,600	$(148,290)	-84%
NET INCOME (LOSS)	$(11,456)	$423,937	$(435,393)	-103%

Revenues – We earn revenues from the sale of our protective gear, comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended June 30, 2016 were $3.7 million, a 29% decrease, compared to revenues of $5.2 million for the quarter ended June 30, 2015. Revenues from sales to international customers were $1.83 million and $3.4 million, or 50% and 66% of revenues, respectively, for the three months ended June 30, 2016 and 2015. This decrease in revenues is primarily attributable to a $1.16 million decrease in neck brace sales and a $0.65 million decrease in body armor sales, that was partially offset by a $0.37 million increase in helmet sales.

The following table sets forth our revenues by product line for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
Neck braces	$1,300,052	35%	$2,465,036	48%
Body armor	1,790,425	49%	2,443,161	47%
Helmets	374,659	10%	-	0%
Other products, parts and accessories	228,779	6%	284,859	5%
	$3,693,915	100%	$5,193,056	100%

Sales of our flagship neck brace accounted for $1.3 million and $2.47 million, or 35% and 48% of our revenues for the quarters ended June 30, 2016 and 2015, respectively. A 65% decrease in Neck brace sales volumes to our customers outside of the United States was the primary reason for the 47% decrease in neck brace revenues during the second quarter of 2016. This decrease is attributable to a 100% decrease in the volume of neck braces sold to our OEM customers outside of the United States during the second quarter of 2016, as well as the continued strengthening of the US dollar against the local currencies of our customers in Australasia and Europe when compared to the comparative period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $1.79 million and $2.44 million, or 49% and 47% of our revenues for the quarters ended June 30, 2016 and 2015, respectively. The 27% decrease in body armor revenues was primarily the result of a 72% decrease in the volume of C-Frame knee braces shipped to our customers globally, when compared to the 2016 period. Initial stocking shipments of our C-Frame knee brace to our international customers were made during the third quarter of 2014 with further stocking shipments made in the first and second quarters of 2015. The strengthening of the US dollar discussed above has resulted in decreased sales and consequently increased inventory levels of C-Frame knee braces at the distributor level.

Our Helmets accounted for $0.37 million, or 10% of our revenues for the three months ended June 30, 2016. The 100% increase in Helmet revenues is due to the continuation of the initial shipment of our GPX 5.5 Composite and GPX 6.5 Carbon helmets that first shipped to our customers in the United States and abroad during the fourth quarter of 2015. Additionally, we shipped DBX 6.0 Carbon helmets and DBX 5.0 Composite helmets to our international customers and in the United States during the second quarter of 2016.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.23 million and $0.28 million, or 6% and 5% of our revenues for the quarters ended June 30, 2016 and 2015, respectively. The decrease in revenues from the sale of other products, parts and accessories is primarily due to a decrease in the volume of spare part units sold abroad during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2016 and 2015 were $1.7 million and $2.4 million, respectively. Gross Profit for the quarters ended June 30, 2016 and 2015 were $1.98 million and $2.83 million, respectively, or 54% and 55% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 35% and 48% of our revenues for the quarters ended June 30, 2016 and 2015 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2016 and 2015 were $39,649 and $20,668, respectively. The 92% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2016 period.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2016 and 2015 were $523,912 and $ 542,467, respectively. This 3% decrease in salaries and wages during the 2016 period was primarily due to the restructuring of our operational functions in the United States.

Commissions and Consulting Expense – During the quarters ended June 30, 2016 and 2015, commissions and consulting expenses were $133,921 and $151,468, respectively. This 12% decrease in commissions and consulting expenses is primarily the result of lower commissions paid to sales representatives in both the United States and abroad as a result of the decreased sales revenues discussed above.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2016 and 2015 were $70,659 and $246,392, respectively. This 71% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2016 and 2015 were $352,801 and $363,313, respectively. The 3% decrease in advertising and marketing expenditures during the 2016 period is primarily due to a continued focus on improving the efficacy of its global athlete sponsorship programs.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2016 and 2015 remained flat at $62,962 and $62,543, respectively.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended June 30, 2016 and 2015, increased to $338,244, from $293,666, during the same 2015 quarter. The 15% increase in research and development costs is a result of costs incurred to widen the Company’s product range, as well as the employment of additional design and development resources.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended June 30, 2016 and 2015 were ($25,384) and $19,461, respectively. This 230% decrease in Bad Debt Expense (Recovery) is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2015 comparative period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2016 and 2015 were $514,852 and $489,116, respectively. The 5% increase in general and administrative expenses is primarily as a result of increased travel costs incurred by the Company's sales and marketing team in the United States in connection with travel activities designed to improve the Company's dealer merchandising and event presence.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2016 and 2015 were $106,481 and $ 91,473, respectively. This 16% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses decreased by $181,451, to $2.08 million in the three months ended June 30, 2016, or 8%, compared to $2.26 million in the 2015 period. This decrease is primarily due to decreased professional fees and salaries and wages that were partially offset by an increase in research and development costs and increased general and administrative costs.

Net income (loss) – The net loss after income taxes for the quarter ended June 30, 2016 was ($11,456) as opposed to a net income after income taxes of $423,937 for the quarter ended June 30, 2015. This decrease in net income (loss) is primarily due to the decrease in revenues discussed above.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table summarizes the results of our operations during the six-month periods ended June 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2016	2015	$ Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$8,521,407	$9,214,511	$(693,104)	-8%
COST OF REVENUES	4,023,669	4,206,022	$(182,353)	-4%
GROSS PROFIT	4,497,738	5,008,489	$(510,751)	-10%
PRODUCT ROYALTY INCOME	53,531	72,201	$(18,670)	-26%
OPERATING EXPENSES
Salaries and Wages	1,205,214	1,148,645	$56,569	5%
Commissions and Consulting	299,992	337,376	$(37,384)	-11%
Professional Fees	252,318	461,165	$(208,847)	-45%
Advertising and Marketing	714,394	624,755	$89,639	14%
Office Rent and Expenses	127,152	123,051	$4,101	3%
Research and Development Costs	681,059	586,383	$94,676	16%
Bad Debt Expense (Recovery)	(22,557)	19,461	$(42,018)	-216%
General and Administrative	961,798	914,332	$47,466	5%
Depreciation	210,998	184,276	$26,722	15%
Total Operating Expenses	4,430,368	4,399,444	$30,924	1%
INCOME FROM OPERATIONS	120,901	681,246	$(560,345)	-82%
Other Income	68,809	7,981	$60,828	762%
INCOME BEFORE INCOME TAXES	189,710	689,227	$(499,517)	-72%
Income Taxes	88,186	211,185	$(122,999)	-58%
NET INCOME	$101,524	$478,042	$(376,518)	-79%

Revenues – Revenues for the six-month periods ended June 30, 2016 were $8.5 million, an 8% decrease, compared to revenues of $9.2 million for the quarter ended June 30, 2015. Revenues associated with international customers were $4.8 million and $5.9 million, or 56% and 64% of revenues, respectively, for the six months ended June 30, 2016 and 2015. This decrease in revenues is attributable to a $1.36 million decrease in neck brace sales and a $0.48 million decrease in body armor sales, which was partially offset by a $1.18 million increase in helmet sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	% of Revenues	2015	% of Revenues
Neck braces	$2,893,782	34%	$4,254,644	46%
Body armor	3,980,901	47%	4,458,073	48%
Helmets	1,183,214	14%	-	0%
Other products, parts and accessories	463,510	5%	501,794	6%
	$8,521,407	100%	$9,214,511	100%

Sales of our flagship neck brace accounted for $2.89 million and $4.25 million, or 34% and 46% of our revenues for the six-month periods ended June 30, 2016 and 2015, respectively. A 49% decrease in Neck brace sales volumes to our customers outside of the United States was the primary reason for the 32% decrease in neck brace revenues during the six months ended June 30, 2016. This decrease is attributable to a 100% decrease in the volumes of neck braces sold to our OEM customers outside of the United States during the six months ended June 30, 2016, as well as the continued strengthening of the US dollar against the local currencies of our customers in Australasia and Europe when compared to the comparative prior period.

 Body armor sales accounted for $3.98 million and $4.46 million, or 47% and 48% of our revenues for the six-month periods ended June 30, 2016 and 2015, respectively. The 11% decrease in body armor revenues was primarily the result of a 67% decrease in the volume of C-Frame knee braces shipped to our customers globally. Initial stocking shipments of our C-Frame knee brace to our international customers were made during the third quarter of 2014, with further stocking shipments made in the first and second quarters of 2015. The strengthening of the US dollar discussed above has resulted in decreased sales and consequently increased inventory levels of C-Frame knee braces at the distributor level. Management continues to monitor currency fluctuations globally and evaluate marketing and sales strategies accordingly.

Our Helmets accounted for $1.18 million, or 14% of our revenues for the six months ended June 30, 2016. The 100% increase in Helmet revenues is due to the continuation of the initial shipment of our GPX 5.5 Composite and GPX 6.5 Carbon helmets that first shipped to our customers in the United States and abroad during the fourth quarter of 2015. Additionally, we shipped the DBX 6.0 Carbon helmets and DBX 5.0 Composite helmets to our international customers and in the United States during the first half of 2016.

Other products, parts and accessories sales accounted for $0.46 million and $0.50 million, or 5% and 6% of our revenues for the six-month periods ended June 30, 2016 and 2015, respectively. The decrease in revenues from the sale of other products, parts and accessories is primarily due to a decrease in the volume of spare parts units sold abroad during the period.

Cost of Revenues and Gross Profit – Cost of revenues for the six-months ended June 30, 2016 and 2015 were $4.0 million and $4.2 million, respectively. Gross Profit for the six-month periods ended June 30, 2016 and 2015 were $4.5 million and $5.0 million, respectively, or 53% and 54% of revenues, respectively. However, our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 34% and 46% of our revenues for the six months ended June 30, 2016 and 2015, respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2016 and 2015 were $53,531 and $72,201, respectively. The 26% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2016 period.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2016 and 2015 were $1,205,214 and $1,148,645, respectively. This 5% increase in salaries and wages during the 2016 period was primarily due to the vesting of share options issued to key personnel during the six-month period ended June 30, 2016.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2016 and 2015, commissions and consulting expenses were $299,992 and $337,376, respectively. This 11% decrease in commissions and consulting expenses is primarily the result of lower commissions paid to sales representatives in both the United States and abroad as a result of the decreased sales revenues discussed above.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2016 and 2015 were $252,318 and $461,165, respectively. This 45% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2016 and 2015 were $714,394 and $624,755, respectively. The 14% increase in advertising and marketing expenditures during the 2016 period is primarily due to the Company's continued implementation of sponsorship, advertising and marketing campaigns designed to promote the Company's widening product categories and brand.

Office Rent and Expenses – Office rent and expenses for the six-month periods ended June 30, 2016 and 2015 remained flat at $127,152 and $123,051, respectively.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2016 and 2015, increased to $681,059, from $586,383, during the same 2015 period. The 16% increase in research and development costs is a result of costs incurred to widen the Company’s product range, as well as the employment of additional design and development resources.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the six-month periods ended June 30, 2016 and 2015 were ($22,557) and $19,461, respectively. This 216% decrease in Bad Debt Expense (Recovery) is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2015 comparative period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2016 and 2015 were $961,798 and $ 914,332, respectively. The 5% increase in general and administrative expenses is primarily as a result of increased travel expenditure required in the development of the Company's growing product range as well as in order to continue the activation of the Company's store merchandising and event presence in the United States.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2016 and 2015 were $210,998 and $ 184,276, respectively. This 15% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $30,924, to $4.43 million in the six month periods ended June 30, 2016, or 1%, compared to $4.40 million in the 2015 period. This increase is primarily due to increased research and development and advertising and marketing costs and were partially offset by decreased professional fees discussed above.

Net income – The net income after income taxes for the six-month periods ended June 30, 2016 was $101,524 as opposed to a net income after income taxes of $478,042 for the six-month periods ended June 30, 2015. This decrease in net income is primarily due to decreased revenues discussed above.

Liquidity and Capital Resources

At June 30, 2016, we had cash and cash equivalents of $1 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2016	2015
Net cash provided by operating activities	$331,894	$949,764
Net cash used in investing activities	$(52,641)	$(53,680)
Net cash used in financing activities	$(348,014)	$(334,557)
Effect of exchange rate changes on cash and cash equivalents	$14,770	$(67,271)
Net increase (decrease) in cash and cash equivalents	$(53,991)	$494,256
Cash and cash equivalents at the beginning of period	$1,054,750	$724,707
Cash and cash equivalents at the end of period	$1,000,759	$1,218,963

Cash decreased by $53,991, or 5%, for the six months ended June 30, 2016. The primary sources of cash for the six months ended June 30, 2016 were a net income of $101,524, decreased accounts receivables of $846,161, and decreased prepaid expenses and other current assets of $363,114. The primary uses of cash for the six months ended June 30, 2016 were decreased accounts payable and accrued expenses of $1,055,229 and the repayment of a short-term loan amounting to $387,014. As of June 30, 2016, we did not have any credit facilities or significant amounts owed to third party lenders.

The Company is currently meeting its working capital needs through cash on hand as well as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both in the U.S. and abroad.

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

Pursuant to a Premium Finance Agreement, dated October 19, 2015, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $ 852,081 in eleven payments of $71,952, at an annual interest rate of 2.897%, commencing on November 1, 2015 and ending on September 1, 2016. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2016, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 9, 2016, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $59,120 in eleven payments of $5,375 at a 3.397% annual interest rate, commencing on June 1, 2016 and ending on April 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2016, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the six-month periods ended June 30, 2016 and 2015 was $173,695 and $322,355, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the six-month periods ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

See Note 8, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence, punitive damages and deceptive and misleading advertising and marketing. The litigation is at discovery stage and the trial is currently scheduled to commence October 30, 2017. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: August 12, 2016	LEATT CORPORATION

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