Form 10-Q
period 2016-09-30
Leatt Corp
filed 2016-11-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 7, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,362,992

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2016

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 and 2015

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2016	December 31, 2015
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$953,418	$1,054,750
Short-term investments	58,190	58,172
Accounts receivable	3,258,193	2,901,699
Inventory	3,984,453	4,241,140
Payments in advance	531,653	208,030
Prepaid expenses and other current assets	492,388	1,070,774
Total current assets	9,278,295	9,534,565

Property and equipment, net	1,144,179	1,313,325
Deferred tax asset	115,000	115,000

Other Assets
Other receivables	-	90,000
Deposits	24,854	16,493
Intangible assets	68,703	61,273
Total other assets	93,557	167,766

Total Assets	$10,631,031	$11,130,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,471,045	$2,560,980
Income taxes payable	222,537	384,950
Short term loan, net of finance charges	38,636	658,639
Total current liabilities	2,732,218	3,604,569

Deferred tax liabilities	73,000	73,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,362,992 and 5,231,823 shares issued and outstanding	130,053	130,040
Additional paid - in capital	7,467,978	7,346,782
Accumulated other comprehensive loss	(599,295)	(710,032)
Retained earnings	824,077	683,297
Total stockholders' equity	7,825,813	7,453,087

Total Liabilities and Stockholders' Equity	$10,631,031	$11,130,656

See accompanying notes to consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2016	2015	2016	2015
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$4,631,557	$4,655,450	$13,152,964	$13,869,961

Cost of Revenues	2,183,072	2,201,924	6,206,741	6,407,946

Gross Profit	2,448,485	2,453,526	6,946,223	7,462,015

Product Royalty Income	16,224	75,268	69,755	147,469

Operating Expenses
Salaries and wages	548,829	501,156	1,754,043	1,649,801
Commissions and consulting expenses	144,480	108,020	444,472	445,396
Professional fees	110,700	126,407	363,018	587,572
Advertising and marketing	502,522	504,017	1,216,916	1,128,772
Office rent and expenses	66,593	60,775	193,745	183,826
Research and development costs	402,924	298,200	1,083,983	884,583
Bad debt expense (recovery)	16,216	59,314	(6,341)	78,775
General and administrative expenses	505,194	435,517	1,466,992	1,349,849
Depreciation	103,586	95,677	314,584	279,953
Total operating expenses	2,401,044	2,189,083	6,831,412	6,588,527

Income from Operations	63,665	339,711	184,566	1,020,957

Other Income (Expense)
Interest and other income (expense), net	(3,270)	18,840	65,539	26,821
Total other income (expense)	(3,270)	18,840	65,539	26,821

Income Before Income Taxes	60,395	358,551	250,105	1,047,778

Income Taxes	21,139	179,585	109,325	390,770

Net Income Available to Common Shareholders	$39,256	$178,966	$140,780	$657,008

Net Income per Common Share
Basic	$0.01	$0.03	$0.03	$0.13
Diluted	$0.01	$0.03	$0.03	$0.12

Weighted Average Number of Common Shares Outstanding
Basic	5,524,078	5,231,823	5,342,648	5,211,370
Diluted	5,662,540	5,542,844	5,481,109	5,522,391

Comprehensive Income
Net Income	$39,256	$178,966	$140,780	$657,008
Other comprehensive income, net of $0 and $0 deferred income taxes in 2016 and 2015
Foreign currency translation	78,818	(138,140)	110,737	(225,031)

Total Comprehensive Income	$118,074	$40,826	$251,517	$431,977

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance, January 1, 2016	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087

Compensation cost recognized in connection with stock options	-	-	-	-	155,742	-	-	155,742

Exercise of stock options	-	-	39,000	39	38,961	-	-	39,000

Options exercised on a cashless basis	-	-	118,620	-	-	-	-	-

Cancellation of shares	-	-	(26,451)	(26)	(73,507)	-	-	(73,533)

Net income	-	-	-	-	-	-	140,780	140,780

Foreign currency translation adjustment	-	-	-	-	-	110,737	-	110,737

Balance, September 30, 2016	120,000	$3,000	5,362,992	$130,053	$7,467,978	$(599,295)	$824,077	$7,825,813

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

	2016	2015

Cash flows from operating activities
Net income	$140,780	$657,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	314,584	279,953
Deferred income taxes	-	(865)
Stock-based compensation	155,742	1,478
Other income	(73,533)	-
Bad debts	(13,369)	44,666
Inventory reserve	26,385	205,994
Gain on sale of property and equipment	-	(23,664)
(Increase) decrease in:
Accounts receivable	(343,125)	486,462
Inventory	230,302	(448,362)
Payments in advance	(323,623)	35,270
Prepaid expenses and other current assets	578,386	554,959
Income tax refunds receivable	-	25,000
Other receivables	90,000	90,000
Deposits	(8,361)	1,101
Increase (decrease) in:
Accounts payable and accrued expenses	(89,935)	(1,121,165)
Income taxes payable	(162,413)	68,000
Net cash provided by operating activities	521,820	855,835

Cash flows from investing activities
Capital expenditures	(93,763)	(266,439)
Proceeds from sale of property and equipment	-	29,867
Increase in short-term investments, net	(18)	(6)
Net cash used in investing activities	(93,781)	(236,578)

Cash flows from financing activities
Proceeds from exercise of stock options	39,000	31,200
Repayments of short-term loan, net	(620,003)	(588,903)
Net cash used in financing activities	(581,003)	(557,703)

Effect of exchange rates on cash and cash equivalents	51,632	(139,070)

Net decrease in cash and cash equivalents	(101,332)	(77,516)

Cash and cash equivalents - beginning	1,054,750	724,707

Cash and cash equivalents - ending	$953,418	$647,191

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,467	$9,301
Cash paid for income taxes	$271,737	$322,770

Other noncash investing and financing activities
Common stock issued for services	$155,742	$1,478
Cancellation of common shares as settlement of a legal matter	$(73,533)	$-

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2015 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 18, 2016. The consolidated balance sheet as of September 30, 2016 and the consolidated statements of operations and comprehensive income for the three months and nine months ended September 30, 2016 and 2015, changes in stockholders’ equity for the nine months ended September 30, 2016, cash flows for the nine months ended September 30, 2016 and 2015, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2016 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the nine months ended September 30, 2016 and 2015 was $186,899 and $367,587, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2016 was zero. There was no impairment of intangible assets at September 30, 2016.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $71,952 over an 11-month period at an APR of 2.897% and the South African short-term loan is payable in monthly installments of $1,708 over a 10-month period at a flat interest rate of 3.90% . The Company repaid the U.S. short-term loan in full on September 1, 2016.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2016, the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2016, the Company had 473,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 353,000 shares, outstanding.

Note 7 – Common Stock

During the nine months ended September 30, 2016, 323,000 stock options were granted at an exercise price of $2.60 per share, exercisable over a 5-year period. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the nine months ended September 30, 2016, was $1.80.

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

Stock-based compensation expense related to vested stock options granted during the nine months ended September, 2016 was $154,440. As of September 30, 2016, there was $426,960 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a 3-year vesting period.

In addition, on April 7, 2016, the Company issued 26,220 shares of common stock to employees who exercised employee stock options in a cashless exercise; and on March 29, 2016 an employee exercised stock options for the Company to issue 39,000 shares for $39,000. On May 24, 2016, the Company also cancelled and returned 26,451 shares of common stock, granted to a former employee, to authorized and unissued status in settlement of a legal matter. The fair value of the shares as of the date of cancellation was $73,533 and is included in other income for the nine months ended September 30, 2016. On September 1, 2016, the Company issued 92,400 shares of common stock to employees who exercised employee stock options in a cashless exercise.

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

In March 2016, the FASB issued Accounting Standards Update No 2016-09 “Improvements to Employee Share-Based Payment Accounting” ("ASC 2016-09"). ASC 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows” ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The ASU clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, “Consolidation” ("ASU 2016-17"). The ASU amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. The ASU is effective for the Company in the first quarter of 2017, with early adoption permitted, and is to be applied using a retrospective approach. The Company does not expect the adoption of this ASU to have a material effect on the Company’s consolidated financial statements.

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

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO,” dated October 13, 2016, to finance its U.S. short-term insurance over the period of the coverage. The Company is obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commencing on November 1, 2016 and ending on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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
  “Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
  “Leatt New Zealand” are to Leatt New Zealand Limited, a New Zealand Company;
  “NZD” are to the legal currency of New Zealand. For all NZD amounts reported, the dollar amount has been calculated on the basis that $1=NZD1.374 for its September 30, 2016 unaudited balance sheet.
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
  “Xceed Holdings” refers to Xceed Holdings cc., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR dollar amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR13.7327 for its September 30, 2016 unaudited balance sheet.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. Five of the Company’s full-time employees are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the MRX Head and Neck Restraint system, have been certified by SFI Foundation (USA) and the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

  Global Economic Fragility and Currency Fluctuations – A portion of our revenues are earned in international markets and the ongoing turmoil in the global economy, especially in the European Union, including the recent decision of United Kingdom (UK) voters to leave the European Union (EU), may have an impact on our business and our financial condition. This economic turmoil has led to continued currency weakness in our international markets against a strengthening U.S. Dollar, resulting in declining revenues from sales in those markets. We may face more challenges from currency moves as the UK moves forward with plans to exit the EU and if economic conditions do not otherwise improve. These economic conditions impact levels of consumer spending in international markets, which have declined over the past three quarters and may remain so for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin will continue to be harmed. Management continues to monitor currency fluctuations globally and evaluate marketing and sales strategies accordingly.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine month periods ended September 30, 2016 and 2015 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table summarizes the results of our operations during the three-month periods ended September 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2016	2015	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$4,631,557	$4,655,450	$(23,893)	-1%
COST OF REVENUES	2,183,072	2,201,924	$(18,852)	-1%
GROSS PROFIT	2,448,485	2,453,526	$(5,041)	0%
PRODUCT ROYALTY INCOME	16,224	75,268	$(59,044)	-78%
OPERATING EXPENSES
Salaries and Wages	548,829	501,156	$47,673	10%
Commissions and Consulting	144,480	108,020	$36,460	34%
Professional Fees	110,700	126,407	$(15,707)	-12%
Advertising and Marketing	502,522	504,017	$(1,495)	0%
Office Rent and Expenses	66,593	60,775	$5,818	10%
Research and Development Costs	402,924	298,200	$104,724	35%
Bad Debt Expense	16,216	59,314	$(43,098)	-73%
General and Administrative	505,194	435,517	$69,677	16%
Depreciation	103,586	95,677	$7,909	8%
Total Operating Expenses	2,401,044	2,189,083	$211,961	10%
INCOME FROM OPERATIONS	63,665	339,711	$(276,046)	-81%
Other Income (Expense)	(3,270)	18,840	$(22,110)	-117%
INCOME BEFORE INCOME TAXES	60,395	358,551	$(298,156)	-83%
Income Taxes	21,139	179,585	$(158,446)	-88%
NET INCOME	$39,256	$178,966	$(139,710)	-78%

Revenues – We earn revenues from the sale of our protective gear, comprising neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2016 were $4.63 million, a 1 % decrease, compared to revenues of $4.66 million for the quarter ended September 30, 2015. Revenues from sales to international customers were $2.7 million and $3.2 million, or 58% and 69% of revenues, respectively, for the three months ended September 30, 2016 and 2015. Revenues from sales to our customers in the United States were $ 1.93 million and $1.45 million, respectively for the three months ended September 30, 2016 and 2015. The decrease in worldwide revenues is primarily attributable to a $0.02 million decrease in neck brace sales, and a $0.2 million decrease in body armor sales, that was partially offset by a $0.07 million increase in helmet sales and a $0.1 million increase in sales of other products, parts and accessories.

The following table sets forth our revenues by product line for the three months ended September 30, 2016 and 2015:

	Three months ended September 30
	2016	% of Revenues	2015	% of Revenues
Neck braces	$1,875,724	40%	$1,894,448	41%
Body armor	2,228,104	48%	2,428,008	52%
Helmets	74,879	2%	-	0%
Other Products, Parts and Accessories	452,850	10%	332,994	7%
	$4,631,557	100%	$4,655,450	100%

Sales of our flagship neck brace accounted for $1.88 million and $1.89 million, or 40% and 41% of our revenues for the quarters ended September 30, 2016 and 2015, respectively. A 16% decrease in neck brace sales volumes to our customers outside of the United States was the primary reason for the 1% decrease in neck brace revenues during the third quarter of 2016. The decrease is attributable to the continued strengthening of the US dollar against the local currencies of our customers in Australasia and Europe when compared to the comparative period. Neck brace revenues from sales to our customers in the United States increased by 12% during the third quarter of 2016 when compared to the third quarter of 2015.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.22 million and $2.43 million, or 48% and 52% of our revenues for the quarters ended September 30, 2016 and 2015, respectively. The 8% decrease in body armor revenues was primarily the result of a 65 % decrease in knee brace sales to our customers globally, when compared to the 2016 period. Initial stocking shipments of our C-Frame knee brace to our international customers were made during the third quarter of 2014 with further stocking shipments made in the first and second quarters of 2015. The strengthening of the US dollar discussed above has resulted in decreased sales and consequently increased inventory levels of C-Frame knee braces at the distributor level.

Our helmets accounted for $0.07 million or 2% of our revenues for the three months ended September 30, 2016. The 100% increase in helmet revenues is due to the continuation of the initial shipment of our GPX 5.5 Composite, GPX 6.5 Carbon, DBX 6.0 Carbon and DBX 5.0 Composite helmets that first shipped to our customers in the United States and abroad during the fourth quarter of 2015.

Our other products, parts and accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories including hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.45 million and $0.33 million, or 10% and 7% of our revenues for the quarters ended September 30, 2016 and 2015, respectively. The 36% increase in revenues from the sale of other products, parts and accessories is primarily due to the initial shipment of our GPX apparel line designed for off-road motorcycle use.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2016 and 2015 were $2.18 million and $2.20 million, respectively. Gross Profit for the quarters ended September 30, 2016 and 2015 were $2.45 million and $2.45 million, respectively, or 53% and 53% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 40% and 41% of our revenues for the quarters ended September 30, 2016 and 2015 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2016 and 2015 were $16,224 and $75,268, respectively. The 78% decrease in product royalty income is due to a decrease in sales of our licensed products by licensees in the 2016 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2016 and 2015 were $548,829 and $501,156, respectively. This 10% increase in salaries and wages during the 2016 period was primarily due to the employment of additional international sales and marketing personnel based in Europe.

Commissions and Consulting Expense – During the quarters ended September 30, 2016 and 2015, commissions and consulting expenses were $144,480 and $108,020, respectively. This 34% increase in commissions and consulting expenses is primarily the result of increased commissions paid to the Company’s sales representatives in the United States in line with the increased revenues discussed above.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2016 and 2015 were $110,700 and $126,407, respectively. This 12% decrease in professional fees is primarily due to decreased spending in product liability litigation in the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors several events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2016 and 2015 were $502,522 and $504,017, respectively. Advertising and marketing expenditures during the 2016 period were flat when compared to the prior period.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2016 and 2015 were $66,593 and $60,755, respectively. The 10% increase in office rent and expenses is primarily due to additional warehouse space required at Two Eleven, our US subsidiary to accommodate our growing product range.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2016 increased to $402,924, from $298,200, during the same 2015 quarter. The 35% increase in research and development costs is a result of costs incurred to widen the Company’s product range, as well as the employment of additional design and development resources.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2016 and 2015 were $16,216 and $59,314, respectively. The 73% decrease in bad debt expense is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2015 compared period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2016 and 2015 were $505,194 and $435,517, respectively. The 16% increase in general and administrative expenses is primarily as a result of increased travel costs incurred by the Company’s sales and marketing team in the United States and abroad.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2016 and 2015 were $103,586 and $95,677, respectively. This 8% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $211,961 to $2.4 million in the three months ended September 30, 2016, or 10%, compared to $2.2 million in the 2015 period. This increase is primarily due to increased research and development and travel costs discussed above.

Net income – The net income after income taxes for the quarter ended September 30, 2016 was $39,256 as opposed to a net income after income taxes of $178,966 for the quarter ended September 30, 2015. This decrease in net income is primarily due to the decrease in revenues and increase in operating expenses discussed above.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2016 and 2015 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2016	2015	$Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$13,152,964	$13,869,961	$(716,997)	-5%
COST OF REVENUES	6,206,741	6,407,946	$(201,205)	-3%
GROSS PROFIT	6,946,223	7,462,015	$(515,792)	-7%
PRODUCT ROYALTY INCOME	69,755	147,469	$(77,714)	-53%
OPERATING EXPENSES
Salaries and Wages	1,754,043	1,649,801	$104,242	6%
Commissions and Consulting	444,472	445,396	$(924)	0%
Professional Fees	363,018	587,572	$(224,554)	-38%
Advertising and Marketing	1,216,916	1,128,772	$88,144	8%
Office Rent and Expenses	193,745	183,826	$9,919	5%
Research and Development Costs	1,083,983	884,583	$199,400	23%
Bad Debt Expense (Recovery)	(6,341)	78,775	$(85,116)	-108%
General and Administrative	1,466,992	1,349,849	$117,143	9%
Depreciation	314,584	279,953	$34,631	12%
Total Operating Expenses	6,831,412	6,588,527	$242,885	4%
INCOME FROM OPERATIONS	184,566	1,020,957	$(836,391)	-82%
Other Income	65,539	26,821	$38,718	144%
INCOME BEFORE INCOME TAXES	250,105	1,047,778	$(797,673)	-76%
Income Taxes	109,325	390,770	$(281,445)	-72%
NET INCOME	$140,780	$657,008	$(516,228)	-79%

Revenues – Revenues of the nine-month period ended September 30, 2016 were $13.2 million, a 5% decrease, compared to revenues of $13.9 million for the period ended September 30, 2015. Revenues associated with international customers were $7.5 million and $9.11 million, or 57% and 66% of revenues, respectively, for the nine months ended September 30, 2016 and 2015. Revenues from sales to our customers in the United States were $5.70 million and $4.79 million, respectively for the nine months ended September 30, 2016 and 2015. The decrease in worldwide revenues is attributable to a $1.4 million decrease in neck brace sales and a $0.68 million decrease in body armor sales, which was partially offset by a $1.3 million increase in helmet sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2016 and 2015:

	Nine months ended September 30
	2016	% of Revenues	2015	% of Revenues
Neck braces	$4,769,506	36%	$6,149,092	44%
Body armor	6,209,004	47%	6,886,081	50%
Helmets	1,258,093	10%	-	0%
Other Products, Parts and Accessories	916,361	7%	834,788	6%
	$13,152,964	100%	$13,869,961	100%

Sales of our flagship neck brace accounted for $4.8 million and $6.1 million, or 36% and 44% of our revenues for the nine-month periods ended September 30, 2016 and 2015, respectively. A 40% decrease in neck brace sales volumes to our customers outside of the United States was the primary reason for the 22% decrease in neck brace revenues during the nine months ended September 30, 2016. This decrease is attributable to a 100% decrease in the volumes of neck braces sold to our OEM customers outside of the

United States during the nine months ended September 30, 2016, as well as the continued strengthening of the US dollar against the local currencies in Australasia and Europe compared to the comparative prior period.

Body armor sales accounted for $6.2 million and $6.9 million, or 47% and 50% of our revenues of the nine-month period ended September 30, 2016 and 2015, respectively. The 10% decrease in body armor revenues was primarily the result of a 47% decrease in the volume of C-Frame knee braces shipped to our customers globally. Initial stocking shipments of our C-Frame knee brace to our international customers were made during the third quarter of 2014, with further stocking shipments made in the first and second quarters of 2015. The strengthening of the US dollar discussed above has resulted in decreased sales and consequently increased inventory levels of C-Frame knee braces at the distributor level. Management continues to monitor currency fluctuations globally and evaluate marketing and sales strategies accordingly.

Our helmets accounted for $1.26 million, or 10% of our revenues for the nine months ended September 30, 2016. The 100% increase in helmet revenues is due to the continuation of the initial shipment of our GPX 5.5 Composite, GPX 6.5 Carbon helmets, DBX 5.0 Composite and DBX 6.0 Carbon helmets to our international customers and in the United States during the first nine months of 2016.

Our other products, parts and accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories including hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.92 million and $0.83 million, or 7% and 6% of our revenues for the nine months ended September 30, 2016 and 2015, respectively. The 10% increase in revenues from the sale of other products, parts and accessories is primarily due to the initial shipment of our GPX apparel line designed for off-road motorcycle use.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2016 and 2015 were $6.2 million and $6.4 million, respectively. Gross Profit for the nine-month periods ended September 30, 2016 and 2015 were $6.9 million and $7.5 million, respectively, or 53% and 54% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 36% and 44% of our revenues for the nine months ended September 30, 2016 and 2015, respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2016 and 2015 were $69,755 and $147,469, respectively. The 53% decrease in product royalty income is due to a decrease in sales of licensed products by licensees.

Salaries and Wages – Salaries and wages for the nine-month period ended September 30, 2016 and 2015 were $1,754,043 and $1,649,801, respectively. This 6% increase in salaries and wages during the 2016 period was due to the vesting of share options issued to key personnel during the nine-month period ended September 30, 2016 as well as the employment of additional sales and marketing personnel based in Europe.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2016 and 2015, commissions and consulting expenses were $444,472 and $445,396, respectively. Commission and consulting expenses were flat when compared to the prior period.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2016 and 2015 were $363,018 and $587,572, respectively. This 38% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2016 and 2015 were $1,216,916 and $1,128,772, respectively. The 8% increase in advertising and marketing expenditures during the 2016 period is primarily due to the Company’s continued implementation of sponsorships, advertising and marketing campaigns designed to promote the Company’s widening product categories and brand.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2016 and 2015 were $193,745 and $183,826, respectively. The 5% increase in office rent and expenses is primarily due to additional warehouse space required at Two Eleven, our US subsidiary to accommodate our growing product range.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2016 and 2015, increased to $1,083,983, from $884,583, during the same 2015 nine-month period. The 23% increase in research and development costs is a result of costs incurred to widen the Company’s product range, as well as the employment of additional design and development resources.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the nine-month periods ended September 30, 2016 and 2015 were ($6,341) and $78,775, respectively. This 108% decrease in Bad Debt Expense (Recovery) is primarily the result of the write off of a portion of unrecoverable debt owed to Two Eleven during the 2015 compared period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2016 and 2015 were $1,466,992 and $1,349,849, respectively. The 9% increase in general and administrative expenses is primarily as a result of increased travel expenditures required in the development of the Company’s growing product range as well as in order to continue the activation of the Company’s global merchandising and event presence.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2016 and 2015 were $314,584 and $279,953, respectively. This 12% increase in depreciation is primarily as a result of the addition of molds and tooling required for the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $242,885, to $6.8 million in the nine months ended September 30, 2016, or 4%, compared to $6.6 million in the 2015 period. This increase is primarily due to increased research and development, advertising and marketing and travel costs that were partially offset by decreased professional fees discussed above.

Net income – The net income after income taxes for the nine-month period ended September 30, 2016 was $140,780 as opposed to a net income after income taxes of $657,008 for the nine-month period ended September 30, 2015. This decrease in net income is primarily due to the decreased revenues discussed above.

Liquidity and Capital Resources

At September 30, 2016, we had cash and cash equivalents of $0.95 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2016	2015
Net cash provided by operating activities	$521,820	$855,835
Net cash used in investing activities	$(93,781)	$(236,578)
Net cash used in financing activities	$(581,003)	$(557,703)
Effect of exchange rate changes on cash and cash equivalents	$51,632	$(139,070)
Net decrease in cash and cash equivalents	$(101,332)	$(77,516)
Cash and cash equivalents at the beginning of period	$1,054,750	$724,707
Cash and cash equivalents at the end of period	$953,418	$647,191

Cash decreased by $101,332, or 10%, for the nine months ended September 30, 2016. The primary sources of cash for the nine months ended September 30, 2016 were a net income of $140,780 and decreased prepaid expenses and other assets of $578,386. The primary uses of cash for the nine months ended September 30, 2016 were increased accounts receivable of $343,125, payments in advance of $ 323,623, and the repayment of a short-term loan amounting to $620,003. As of September 30, 2016, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 19, 2015, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $852,081 in eleven payments of $71,952, at an annual interest rate of 2.897%, commenced on November 1, 2015 and ended on September 1, 2016. This agreement was paid in full in September 2016.

Pursuant to a Premium Finance Agreement, dated October 13, 2016, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commenced on November 1, 2016 and ended on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

Pursuant to a Premium Finance Agreement, dated May 9, 2016, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $59,120 in eleven payments of $5,375 at a 3.397% annual interest rate, commencing on June 1, 2016 and ending on April 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2016, the Company had not defaulted on its payment obligations under this agreement.

On July 8, 2015, the Company entered a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder, chairman and executive director of research and development is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Consulting Agreement and the transactions contemplated thereby or a complete explanation of the materials thereof. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 8, 2015.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the nine-month periods ended September 30, 2016 and 2015 was $186,899 and $367,587, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the nine months ended September 30, 2016 and 2015.

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

Recent Accounting Pronouncements

See Note 8, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operation and cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2016, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2016, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On August 24, 2016, Simpson Performance Products, Inc., a Texas corporation, filed a lawsuit against the Company and other defendants in the United States District Court for the Western District of North Carolina, alleging that the Company’s head and neck restraint products, including the Leatt® MRX Pro head and neck restraint, is directly and/or indirectly infringing on the scope of its patent. Simpson is seeking to enjoin the Company from using the products and/or an award of compensatory damages in an yet undetermined amount, but no less than a reasonable royalty. The litigation is in the initial stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: November 10, 2016	LEATT CORPORATION

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