Form 10-K
period 2016-12-31
Leatt Corp
filed 2017-03-29
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)

12 Kiepersol Drive, Atlas Gardens
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
Yes [  ]     No [X]

As of June 30, 2016 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $5,155,386. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,362,992 outstanding as of March 22, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2016

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
•

“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR13.6474 for its December 31, 2016 audited balance sheet.

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

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s expanding range of body protection and helmet products which it markets under the Leatt Protection Range brand. In 2015 the Company initially launched the first products in its new helmet range and continues to establish its offerings within this product range. The Company believes that the new helmet range redefines head and brain protection with its groundbreaking 360 degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds.

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

Wind-up of Leatt New Zealand

On March 13, 2009, the Company established Leatt New Zealand Limited, a New Zealand company, as its wholly-owned subsidiary. Leatt New Zealand served as the exclusive distributor of Leatt-Brace® products in New Zealand, until the fourth quarter of 2011 when it ceased operations and became dormant In December 2016 the Company closed all Leatt New Zealand bank accounts which effectively wound up the business. The Company has appointed an unrelated third party distributor to distribute its products in the New Zealand market.

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

Our corporate headquarters are located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Our telephone number is +(27) 21-557-7257. We maintain a website at www.leatt.com that contains information about our Company, but that information is not incorporated into, or otherwise considered a part of, this annual report.

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

Downhill and Cycling Market

We design and sell neck braces, helmets and protective gear for the downhill and cycling market. We entered this market focusing on downhill cycling, which requires a full-face helmet. We have since expanded our protective gear range to address the needs of mountain biking and BMX riders. The downhill and cycling market is now our second largest market.

Other Recreational Markets

We also design and sell neck braces for use by participants in other recreational sports such as ATV, go-kart and snowmobile users, race-car drivers and participants in other sports where a full-face helmet should be worn. As a result, our overall performance in the market is also affected by the performance of these industries, especially in jurisdictions where the use of helmets are compulsory.

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

The GPX models include the GPX 5.5, which is fully adjustable, the GPX 4.5, which is less adjustable, and the GPX 6.5, which is a full carbon brace. Our DBX models include the DBX 5.5, which are fully adjustable, the DBX 4.5 which are less adjustable, and the DBX 6.5 which is a full carbon brace. Both the GPX and DBX ranges feature a 5.5 Junior neck brace designed for young athletes. The STX models include the STX RR and STX Road, while the SNX model includes the SNX 5.5, SNX Pilot and SNX Trophy, and the Fusion models include 3.0 version designed for adults and 2.0 version designed for young athletes. The Company offers various versions and colors of these products to appeal to different clients and price points.

The following table sets out the type of neck braces currently sold by the Company:

Product Category	Models	Description
NECK BRACES:
GPX	These neck braces are designed for off-road motorcycle riders.
GPX 6.5 Carbon

Totally new carbon chassis design by LEATT. MaxiWeave Carbon matrix allows for increased rigidity while maintaining a lower weight of ±620g. Lowered rim striking platform for increased head and helmet movement. New on-board size adjusting. No parts needed. New folding thoracic for easy storage. New 3-way adjustability for great comfort and fit. New design chest strap included to use as optional. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

GPX 5.5

Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

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

GPX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

DBX	These neck braces are for downhill bicycle and BMX riders.
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

DBX 5.5

A totally new chassis design. New helmet rim striking platform profile. New improved helmet side clearance. New adjustable over the shoulder height. New on-board size adjusting. No parts needed. New great fit with sliding front and rear. New folding thoracic. New on board 4-angle rear thoracic adjustment: - 0, 5, 10 and 15°. New design clear strap included to use as optional. 4-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

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

DBX 4.5

The 4.5 is the new entry level brace in this category. Totally new chassis design by LEATT. New helmet rim striking platform profile. New improved helmet side clearance. New folding thoracic. New on board 4-angle rear thoracic adjustment. - 0, 5, 10 and 15°. New design clear strap included to use as optional. 2-way adjustable for great comfort and fit. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

STX	These neck braces are for street commuters.
STX Road

This product is intended for use by all types of street riders. It features a quick and easy no- tool adjustable fit, with folding scapula wings that permit easy storage and adapt to an outside back protector and hump, and a molded padding solution for an extra low profile. The neck brace fits over or under a garment. Skin coated padding for improved durability. CE certified as Personal Protective Equipment 89/686/EEC. Three adult sizes.

STX RR

The New STX RR design is for road racing and sport riding. The neck brace has a new folding front for full tuck down. Platform shaped for sport and race riding. Light-weight 620g carbon construction. Race adopted front construction for tucking behind the windscreen. Improved side clearance for race cornering. Swiveling rear scapula's for perfect fit over any hump. CE certified as Personal Protective Equipment 89/686/EEC. One adult size.

SNX	These neck braces are for snowmobile riders.
SNX 5.5

This neck brace features the AFC – Artic Fusion Compound - Three-way adjustability, sliding front and rear SureFit adjusters to ensure optimum fit. Four-angle rear thoracic strut adjustments to fit most body shapes. Sculptured, split front for improved comfort and fit. CoreFlex split rear thoracic strut is more comfortable and designed to work with the body’s natural movements. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

SNX Pilot

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits under the rider’s jacket and armor. It includes a brace sock which is a waterproof and breathable barrier against winter elements for improved comfort. It has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

SNX Trophy

This neck brace features the AFC – Artic Fusion Compound - Special low temperature resin material with exclusive clip-on padding which resists snow sticking. It fits over the rider’s jacket and armor. It has molded padding for low profile and adjustable height for optimal helmet clearance. It has folded scapula wings for easy storage and side padding recess for improved helmet movement. CE certified as Personal Protective Equipment 89/686/EEC. Three adult sizes.

Kart	These neck braces are for go-kart riders.
Kart

This neck brace features a special Kart angle for improved function and fit. It features bio foam lycra padding. It also has fully adjustable front and rear tables. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

Moto	These neck braces are for restrained torso car drivers
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
Fusion vest 3.0

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three adult sizes.

SNX Fusion vest 3.0

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three adult sizes.

Fusion vest 2.0 Junior

This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates LEATT 3DF AirFit impact foam for premium body protection. 3 dimensional designed for perfect fit. Light weight. Great comfort. Well ventilated. Three junior sizes.

Leatt Helmet Range

In 2015 the Company launched its helmet range and commenced shipment of its new helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award winning DBX range for downhill and BMX bicycle use. The Company currently sells two models of helmet products which the Company believes redefines head and brain protection with its groundbreaking 360 degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds.

The following table sets out the type of helmets currently sold by the Company:

Product Category	Models	Description
HELMETS:
GPX	These helmets are designed for off-road motorcycle riders.
GPX 6.5 Carbon

This race-ready Carbon off-road, light weight and super ventilated helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume, low friction cheek pads for emergency removal. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, anti- microbial and washable liner. Certified and tested to ECE2205/DOT, ACU Gold. Six adult sizes.

LGPX 6.5 Carbon Junior

The Leatt GPX 6.5 Carbon Junior helmet is extremely lightweight and features the same head and brain protection as our adult helmets. Integrating 360 °Turbine Technology with Armourgel® cushioning material, the helmet is lined with turbines made of this 3D molded Armourgel®.Visor, with breakaway function for rotational reduction in a crash. The helmet is hydration ready (with optional hands-free kit), has a moisture-wicking, breathable, anti- microbial and washable liner and is certified and tested to ECE2205 or DOT. Two junior sizes.

GPX 5.5 Composite

This race-ready composite off-road, light weight and super ventilated helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume, low friction cheek pads for emergency removal. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, anti-microbial and washable liner. Certified and tested to ECE2205/DOT. Two junior sizes.

GPX 5.5 Composite Junior

Specifically designed to protect younger riders, the GPX 5.5 Composite Junior helmet boasts the same technology that makes the adult helmets so effective. The helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, anti-microbial and washable liner. Certified and tested to ECE2205/DOT.

DBX	These helmets are for downhill bicycle and BMX riders.
	DBX 6.0 Carbon	The DBX Carbon helmet is the latest, lightest innovation that has been added to the Leatt bicycle helmet range. It is extremely lightweight and features innovative 360 °Turbine Technology integrated with Armourgel® cushioning material. Ten turbines made of 3D molded Armourgel® are set inside the helmet. Flexible in their natural state, these turbines stiffen upon impact and deform to absorb both vertical and rotational impact forces. This means that the faster or harder you fall, the better it works. Visor with breakaway function for rotational reduction in a crash and removable chin bar. The helmet has a Fidlock magnetic closure system. The Helmet has Moisture-wicking, breathable, anti-odor and washable liner. Certified and tested to EN1078; US CPSC; AND ASTM F1952-10. Six adult sizes.
	DBX 5.0 Composite	The composite bicycle helmets are made specifically to suit downhill and BMX riders’ needs, keeping both safety and comfort in mind. Making use of 360 °Turbine Technology integrated with Armourgel® cushioning material, they offer premium protection. The helmet features our innovative 360 °Turbine Technology and Armourgel® cushioning material. The Quattro Force Control is 3D in-molded impact foam for great energy absorption. This helmet has maximized ventilation. The Quattro Force Control is 3D in-molded impact foam for great energy absorption. Visor with breakaway function for rotational reduction in a crash and removable chin bar. The helmet has a Fidlock magnetic closure system. The Helmet has Moisture-wicking, breathable, anti-odor and washable liner. Certified and tested to EN1078; US CPSC; AND ASTM F1952-10. Six adult sizes.

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

In 2014 we expanded our range of body protection to meet the consumers need based on market feedback. We have expanded into new markets by adding a shoulder brace and C-Frame knee brace to this category. We included more products specifically for the youth and children. We have further added two new products which combine back protectors with hydration packs. The Body Armor Range has seen an increase in sales since inception. Revenue derived from Leatt protection products in 2016 was 47% of total revenue, as compared to 47% of revenues in 2015.

The following table sets out the types of body armor products currently sold by the Company:

Product Category	Models	Description
CHEST PROTECTORS:
Chest Protector 5.5 Pro HD

Front, back, shoulder and flank safety multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Consists of 53 ventilation slots for maximum airflow. It includes the BraceOn neck brace fitting system. This product is Heavy Duty maximized protection. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. Available also in XXL. It has a hard shell outer shield made of High Density Poly Ethylene (HDPE). This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621- 1, Back protection EN1621- 2 level 2, Chest protection EN1621-3 level 2. Flank protection. Two adult sizes.

Chest Protector 5.5 Pro

Front, back, and shoulder safety. Multilayer multiplate articulating design. Great fit and very comfortable by 3D design. 45 ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. New FlipFit front and rear function allows over and under the shirt fitting with Leatt neck braces. The absolute most protective and comfortable chest protector ever. Available also in XXL. This product’s hard-shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes.

Chest Protector Lite SHOX

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

Chest Protector Lite

This protector has three-dimensional design for perfect fit and fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified as roost protection: CE EN 14021. One adult size.

Chest Protector Adventure

This protector has three-dimensional design for perfect fit and fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. Upper arm roost protection. Adjustable waist straps for great fit. CE certified for impact protection: CE EN 14021. One adult size.

Chest Protector 4.5 Pro

This protector has 3D and multi-layer, multi-plate design promises a comfortable fit. This hard shell and 3DF AirFit ventilated soft impact foam. These ventilation slots allow for maximum airflow. The protector has BraceOn™ neck brace fitting system. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2, and shoulder protection EN 1621-1. Two adults sizes available.

Chest Protector 4.5

Front, back, and flank safety. Multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product’s hard- shell outer protective shield is made from LEATT® HDPE High Density Poly Ethylene. This product includes 3DF impact foam. Removable front and rear plate function allows over and under the shirt fitting with the neck brace. CE certified for impact protection: Back protection EN1621-2 level 2, Chest protection EN1621-3 level 2. Two adult sizes.

Chest Protector 4.5 Hydra

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

Chest Protector 4.5 Jacki (Ladies)

The 4.5 Jacki Chest Protector was designed specifically with the female body shape in mind. This protector has a hard shell and 3DF AirFit ventilated soft impact foam, with flank protection. This product has ventilation slots and a new mesh base layer to maximize airflow. CE tested and certified as impact protection: CE EN1621-3 Level 2 chest and CE EN1621-2 Level 2 back. One adult size.

Chest Protector 3DF Airfit

This is our top-of-the-line soft body protection range which offers a super lightweight, ventilated and secure strapping system. This protector is made of perforated, multi-layer, 3DF AirFit impact foam, the 3DF AirFit Chest Protector offers a soft, flexible fit but transforms into a harder, energy absorbing protector upon impact. CE tested and certified as impact protection: prEN1621-3 Level 1 chest and EN1621-2 Level 1 back. Two adult sizes.

Chest Protector 2.5

This light chest protector offers premium hard shell roost protection. The 3D design and adjustable waist straps offer a close fit that is also comfortable as well as ventilated. CE tested and certified as roost protection: EN14021 chest. One adult size.

Chest Protector 5.5 Pro HD Junior

The Pro HD has added Hardshell flank padding. It consists of 3D design with eight, multilayer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. The BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 47 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621- 3 level 2, Flank protection. One junior size.

Chest Protector 5.5 Pro Junior

This product is specifically designed to meet the highest CE safety approvals for front and back impact protection. The 3D design with eight, multi-layer, articulating plates, for a great fit. It has also been designed to integrate perfectly with all Leatt® neck braces although it works equally well without a neck brace. BraceOn™ strap system attaches the protector to the neck brace yet permits independent movement of body, brace and chest protector. Fits over or under the jersey. 41 ventilation slots for maximum cooling. Perforated 3DF foam helps air flow. Hard shell outer shield made of High Density Poly Ethylene (HDPE). CE certified for impact protection: Shoulder protection EN1621-1, Back protection EN1621-2 level 1, and Chest protection EN1621- 3 level 2. One junior size.

Chest Protector Adventure Junior

This protector is designed especially for children and is designed to fit with the Leatt neck brace. It is made of tough HDPE High Density Poly Ethylene hard shell outer protective shell and also includes a BraceOn® brace strap to improve fit. CE certified for impact protection. CE EN 14021. One junior size.

Chest Protector 4.5 Junior

Front, back, and flank safety. Multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product has Hard shell and 3DF AirFit ventilated soft impact foam. CE certified for impact protection: Back protection EN1621-2 level 1, Chest protection EN1621-3 level 2. Two junior sizes.

Chest Protector 4.5 Pro Junior

Front, back, shoulder and flank safety. Multilayer multi plate articulating design. Great fit and very comfortable by 3D design. Ventilation slots for maximum airflow. It includes the BraceOn® neck brace fitting system. This product includes 3DF AirFit ventilated soft impact foam. CE certified for impact protection: Back protection EN1621-2 level 1, Chest protection EN1621-3 level 2 and Shoulder EN 1621-1. Two junior sizes.

Chest Protector 2.5 Junior

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

Chest Protector 2.5 Kids

The 2.5 Kids Chest Protector hard shell protector specifically designed to protect the youngest riders and is equipped with an ergonomically designed buckle as well as adjustable waist straps to ensure a secure fit. CE tested and certified as roost protection. Certified for Chest EN14021. One kids size.

BODY PROTECTORS:
Body Protector 3DF AirFit

This Body Protector is soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three- dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 2, Chest protection EN1621- 3 level 2. Three adult sizes.

Body Protector 3DF Airfit Wintersports

The 3DF AirFit Winter Sport Body Protector offers quality soft body protection that is CE tested and certified as impact protection for the chest, back, elbows and shoulders. With a lighter weight, better ventilation and an ultra-secure strapping system. CE tested and certified as impact protection: Chest prEN1621-3 Level 1; Back EN1621-2 Level 1 and Elbow and shoulder EN1621-1. Three adult sizes.

Body Vest 3DF Airfit

This Body Vest is Level Two soft protection. Great fit with elastic waist belt. New thin chest impact protection layer for non-brace riders. Super ventilation with 3DF AirFit impact foam. Three- dimensional designed for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. It has removable Impact foam for easy washing. CE certified for impact protection. Back protection EN1621-2 level 2, Chest protection EN1621- 3 level 2. Shoulder EN1621-1 Level 1. Three adult sizes.

Body Protector 3DF

Airfit Lite Light and slim body protector with Level One soft protection. Mulit-layer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three-dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Elbow and arms protection EN1621-1, Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes.

Body Vest 3DF Airfit Lite

Light and slim body protector with Level One soft protection. Mulitlayer Level One back protector and chest protector. Extra chest impact protection layer on upper chest for better protection for non-neck brace users. Great fit with elastic waist belt. Maximum ventilated and light weight 3DF AirFit impact foam. Three-dimensional design for perfect fit. This product includes Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design for maximum evaporation. BraceOn® flexible neck brace connection. It has removable Impact foam for easy washing. CE certified for impact protection. Back protection EN1621-2 level 1, Chest protection EN1621-3 level 1. Three adult sizes.

Body Vest 3DF Airfit Wintersports

The soft 3DF AirFit Winter Sport Body Vest offers lightweight and ventilated CE tested and certified impact protection for the chest and back. With an ultra-secure elastic chest strap, the vest will stay in place during riding. It is also designed to fit most body shapes comfortably with a 3D design. CE tested and certified as impact protection Chest prEN1621-3 Level 1 and Back EN1621-2 Level 1. Three adult sizes.

Body Protector 5.5

This product has a multilayer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes

Body Vest 5.5

This product has a multilayer multi plate articulating design with provides protection for front, bank and flank. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Three adult sizes.

Body Protector 4.5

This hard shell reinforced CE certified 3DF body protector has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi- layer multi- plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 2 and Elbow and Shoulder EN1621-1. Three adult sizes.

Body Vest 4.5

This hard shell reinforced CE certified 3DF body vest has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi-layer multi- plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 2. Three adult sizes.

Body Tee 3DF Airfit Lite

This 3DF AirFit Lite Tee offers light and slim CE Level 1 soft protection for your upper body. The flexible foam is light to wear and very well ventilated, yet absorbs energy up on impact for optimal safety. CE tested and certified as impact protection: Chest prEN1621-3 Level 1, Back EN1621-2 Level 1 and Shoulder EN1621-1. Three adult sizes.

LEATT Roost Tee

Ultra lightweight roost tee. Vented roost padding over chest and upper arms. MoistureCool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non- aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. Three adult sizes.

Body Protector 5.5 Junior

This product is maximized junior protection. It has front, back, shoulder and elbow protection. It is a multilayer and multi plate articulating design and great fit and comfort. Ventilation slots that maximize airflow and Moisture Cool wicking fabric to keep you cooler. BraceOn neck brace fitting system. New flipfit front and rear function allows over and under the shirt fitting with a neck brace. Protection is provided by 3DF foam for impact absorption and HDPE High Density Poly Ethylene hard shell outer protective shell. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 1 back. CE EN1621-3 level 2 impact front. Two junior sizes.

Body Protector 4.5 Junior

This hard shell reinforced CE certified 3DF body protector has HDPE High Density Poly Ethylene hard shell outer protective shield. Perforated 3DF AirFit impact foam. Multi- layer multi- plate articulating design. Our 3D design ensures a great fit that is very comfortable. Ventilation slots for maximum airflow. CE tested and certified as impact protection: Chest prEN1621-3 Level 2, Back EN1621-2 Level 1 and Elbow and Shoulder EN1621-1. Two junior sizes.

LEATT Roost Tee Junior

Ultra lightweight roost tee made of MoistureCool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non- aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. One junior size.

Body Protector 3DF Airfit Lite Junior

Three-dimensional designed for perfect fit. Lighter weight. Greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN 1621-1 elbow and arms. CE EN1621-2 level 2 back. CE EN1621-3 level 2 impact front. Two junior sizes.

BACK PROTECTOR:
Back Protector 3DF

Three-dimensional designed for perfect fit. Bio engineered back with 3D contour shape like your spine. Light weight and greater comfort. Moisture Cool wicking fabric to keep you cooler. Easy to wear zip-up compression sock design should be worn next to the skin for maximum evaporation. LEATT 3DF Foam for premium protection. Removable foam for easy washing. CE certified for impact protection. CE EN1621-2 level 2 back. Three adult sizes.

Back Protector 3DF Airfit Wintersports

The 3DF Winter Sport Back Protector offers CE tested and certified impact protection for your back. Constructed from a blend of 3DF AirFit soft impact foam, new MoistureCool fabric that controls odor, and AirMesh fabric that wicks moisture away from the body, this protector is comfortable and provides premium protection. The 3DF AirFit ventilated soft impact foam. CE tested and certified as impact protection: Back EN1621-2 Level 1. Three adult sizes.

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

Hydration Pack DBX Enduro Lite WP 2.0

Waterproof light bicycle hydration with back protector. Fully welded waterproof lightweight bicycle hydration system with multi impact level 1 back protector. The unique chest harness ensures a very solid fit making the waist strap obsolete. Includes bottom jacket/protector storage straps, heat resistant encapsulated bladder pocket and a strap system for full face or/and MTB helmet. CE tested and certified as impact protection: Back EN1621-2 Level 1. One size fit all.

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

SHOULDER BRACE:
Shoulder Brace	This shoulder brace has the correct anatomical pull forces to help prevent a shoulder dislocation. It fits snug under the rider’s jersey with adjustable compression. Three adult sizes.
ELBOW GUARDS:
Elbow Guard Airflex

This is the slimmest, lightest elbow guard made by Leatt®. The new super slim 6mm CE impact certified elbow guard which weighs only 240 g grams per pair. CE Certified for impact protection: Elbow EN 1621-1. Five adult sizes: S, M, L, XL and XXL.

Elbow Guard 3DF 5.0

The soft CE certified 3DF elbow guard has premium elbow protection in a slimmer, softer, more flexible design. This pure soft shell guard is big on protection yet lightweight and very comfortable. Pre-curve design for better fit & function. It’s made with our innovative 3DF foam that absorbs energy on impact. CE tested and certified as impact protection: Elbow EN1621-2 Five adult sizes.

Elbow Guard 3DF Hybrid

This elbow guard combines soft and comfortable 3DF foam with deflecting hard shell. Moisture Cool wicking fabric to keep you cooler and silicone laminations keep protectors in place. CE certified for impact protection. CE EN1621- 1. Three adult sizes.

Elbow Guard 3.0

The hard-shell elbow guard is comfortable and very easy to slip on and off with the X-straps and offers a full hard shell elbow protection. Co-molded soft rubber edges for extra comfort, 3D design for optimal fit with specific left and right sides and vented plates for maximum airflow. Three adult sizes.

Elbow Guard Contour

The Contour elbow guard offers full hard shell elbow protection with co-molded soft edges for comfort. They are slim, lightweight and comfortable with a great fit and silicone cuffed MoistureCool sock. Silicone printed non slip cuffs. CE certified for impact protection: Elbow CE EN1621- 1. Three adult sizes.

Elbow Guard 3DF 5.0 Junior

The 3DF 5.0 Junior Elbow Guards have a new pre-curved design that promises a better fit as well as functionality. Now with a 25% slimmer CE impact certified profile, these elbow guards are ultra- slim. The 3DF AirFit ventilated soft impact foam. CE tested and certified as impact protection: Elbow EN1621-1. One junior size.

Elbow Guard 3DF 5.0 Kids

This is a soft 3DF elbow guard designed for kids. It has soft & flexible 3DF impact material; abrasion resistant Aramid outer layer for durability and silicone printed elastic non slip cuffs. It is constructed with new MoistureCool & AirMesh fabrics. CE tested and certified as impact protection: Elbow EN1621-2. One kids size.

Elbow Guard 3DF Hybrid Junior

The company has taken the 3DF Elbow Guards and added hard shell impact area. Combining the best of our soft and hard shell protector materials, the Hybrid features 3DF AirFit soft impact foam as well as hard shell deflecting areas. 3DF AirFit ventilated soft impact foam with hard shell areas. CE tested and certified as impact protection: Elbow EN1621-1. One junior size.

Elbow Guard Contour Junior

The Junior Contour Elbow Guard is designed to fit junior riders and is constructed from soft shell 3DF AirFit impact foam yet is reinforced with hard shell for additional elbow protection. 3DF AirFit impact foam is special because its soft structure transforms into a hard, energy absorbing protector when subjected to impact. It also has silicone printed elbow grip, new anti-odor MoistureCool and AirMesh wicking fabrics and silicone printed, non-slip cuffs. CE tested and certified as impact protection: Elbow EN1621-1. One junior size.

KNEE BRACE
Knee Brace C-Frame

This knee brace has three-point force distribution with super stiff C-arm mono hinge construction. The adjustable soft lockout prevents hyperextension of the knee. It has super low profile inner knee for superior bike control. X-strap thigh and calf fitment with adjustable inner knee load pad. Leatt InteliLink hinge with double pivot points and ferro-ligaments control knee rotation and sheer. CE certifies for knee impact protection. Certified as medical device: EU CA014741 and USA FDA 10048761. CE tested and certified as impact protection: Knee EN1621-1. Three adult sizes.

Knee Brace C-Frame Wintersport

This knee brace has three-point force distribution with super stiff C-arm mono hinge construction. The C-Frame Wintersport Knee Brace is engineered specifically for ski and board riders looking for quality knee protection. Super comfortable, low-profile shin bone plate with load distribution pad that fits inside all boots. InteliLink hinge with double pivot points and sealed bearings. Certified as medical device: EU CA014741 and USA FDA 10048761. CE tested and certified as impact protection: Knee EN1621-1. Three adult sizes.

Knee Brace C-Frame Pro Carbon

This knee brace has three-point force distribution with super stiff C-arm mono hinge construction. The adjustable soft lockout prevents hyperextension of the knee. It has super low profile inner knee for superior bike control. X-strap thigh and calf fitment with adjustable inner knee load pad. Leatt InteliLink hinge with double pivot points and ferro-ligaments control knee rotation and sheer. CE certifies for knee impact protection. CE 1621-1. Three adult sizes.

Knee Brace Pants

Designed to keep the knee brace in its correct position by not slipping down, our knee brace pants are made of new anti-odor, wicking material with strategically placed knee brace reinforcement panels. The pants fit comfortably as they are flatlock stitched and equipped with a super soft knitted waistband with silicone grip to help keep them in place. Three adult sizes.

Knee Brace Sleeve	This sleeve is manufactured using Moisture Cool wicking fabric with flatlock stitching for extra comfort. This extra sleeve folds over the knee brace and prevents slipping. Three adult sizes.
Knee Brace Socks

The full-length knee brace socks are designed to be worn under the knee braces. The socks’ upper areas are made of MoistureCool material whereas the back areas are made of X-Flow mesh for ventilation. To keep socks in place, they have silicone printed, non-slip cuffs. Three adult sizes: S, M and L.

KNEE AND LEG GUARDS:
Knee Guard Dual Axis

Three-dimensional designed for perfect fit. Light Weight. Greater comfort. Large vents help keep rider cool. Slim over or under the pants design. Leatt HDPE (High Density Poly Ethylene) hard shell outer protective shield. Anatomically correct dual pivot points. LEATT Foam for premium protection. CE certified for impact protection. CE EN1621-1. Three adult sizes.

Knee Guard Enduro

This product consists of a hard-shell sliding surface with 3DF impact absorption body. Silicone laminated straps keeps protector in place with maximum ventilation. The co-molded rubber edges increases comfort. CE certified for impact protection. CE EN1621-1. Two adult sizes.

Knee Guard Airflex Pro

This ultra slim AirFlex knee guard offers great impact protection and a slim fit. 6mm CE impact certified profile. New side & upper knee impact protection. New silicon printed cupped knee grip. Silicone printed non slip cuffs. New single sizing for perfect fit. CE tested and certified as impact protection: Knee EN1621-2. Five adult sizes.

Knee Guard 3DF 5.0

This soft CE certified 3DF knee guard has increased side protection. This pure soft shell guard is big on protection yet lightweight and comfortable. Abrasion resistant Aramid outer layer for durability, new wider silicone printed elastic cuffs, new 30mm low profile elastic Velcro strap with easy pull suede finger tabs with MoistureCool and AirMesh fabrics. CE tested and certified as impact protection: Knee EN1621-2. Three adult sizes.

Knee Guard 3DF 5.0 Junior

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

Knee Guard 3DF 5.0 Kids

The protector was designed to fit the youngest of riders. Constructed from a blend of anti-odor MoistureCool and AirMesh wicking fabric, it is further reinforced with 3DF AirFit impact foam. This soft and flexible foam is revolutionary because it adapts comfortably to the body’s shape and motions but converts into a hard, energy absorbing protector upon impact. CE tested and certified as impact protection: Knee EN1621-1. One kids size.

Knee Guard 3DF Hybrid

This protector consists of deflecting hard shell with soft and comfortable 3DF foam. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes.

Knee Guard 3DF Airflex

This knee guard is super slim 6mm which weighs only 105 grams. It consists of Armourgel’s ultra slim impact absorbing gel. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes.

Knee and Shin Guard EXT

The EXT Knee and Shin Guards sport an extended length design and offer premium protection for the knees and shins It consists of a hard-shell sliding surface with 3DF Airfit ventilated soft impact foam. Silicone laminated straps keeps protector in place with maximum ventilation. The co-molded rubber edges increases comfort. CE certified for impact protection. CE EN1621-1. Two adult size.

Knee and Shin Guard EXT Junior

The EXT Knee and Shin Guards sport an extended length design and offer premium protection for the knees and shins. It consists of a hard-shell sliding surface with 3DF Airfit ventilated soft impact foam. Silicone laminated straps keeps protector in place with maximum ventilation. CE tested and certified as impact protection: Knee and shin EN1621-1. One junior size.

Knee and Shin Guard 3DF Hybrid EXT

This protector consists of deflecting hard shell with soft and comfortable 3DF foam. Moisture Cool wicking fabric to keep you cooler. CE certified for impact protection. CE EN1621-1. Three adult sizes.

Knee and Shin Guard 3DF Hybrid EXT Junior

This protector boasts the same technology as the adult version. The original 3DF AirFit range is made of soft, ventilated impact foam that is flexible in its natural state but instantly transforms into a hard, energy absorbing substance upon impact to provide protection. CE tested and certified as impact protection: Knee and shin EN1621-1. One junior size.

Knee and Shin Guard 3.0 EXT

This protector is a hard-shell knee & shin guard combined with 3DF impact absorbing body. It has 3D design for optimal fit with specific left and right sides. Slim shin plate that also fit inside boots. CE tested and certified as impact protection: Knee & shin EN1621-2. Three adult sizes.

Knee and Shin Guard Dual Axis

These are hard shell reinforced CE certified 3DF knee & shin guards. The pivoting Dual Axis full hard shell knee & shin protection offers the most protection of all Leatt knee guards. They are slim under the boot fit, lightweight, comfortable and has great ventilation. CE tested and certified as impact protection: Knee EN1621-2. Three adult sizes.

KIDNEY BELT:
Kidney Belt 3DF

Kidney belt with CE certified lumbar impact protection. Dual action elastic closure for maximum support, 3DF foam for impact protection. Thermo foamed 3D air channels for maximum ventilation. Extra wide and comfortable waist stretch. CE certified for impact protection. Lumbar EN1621-2 Level 1. Three adult sizes.

IMPACT SHORTS:
Impact Shorts GPX 5.5 Airflex

Our off-road impact shorts feature ultra-slim protection by making use of Armourgel®. This low profile solution is flexible in its natural state for a comfortable fit, but hardens immediately when subjected to impact. Pre-shaped 3D design for better fit and function CE tested and certified as impact protection: Hip EN1621-1 Level 1. Six adult sizes.

Impact Shorts DBX 5.0 Airflex

Our bicycle impact shorts might be super slim and offer premium impact protection. They are ideal for those looking for a dual density seat padding or chamois. The hip pads are ultra-thin – 6mm to be exact. Made of 3D molded Armourgel®, a low profile solution that is flexible in its natural state, but stiffens upon impact. CE tested and certified as impact protection: Hip EN1621- 1 Level 1. Five adult sizes

Leatt Apparel Range

In 2015 we introduced a new product category of gloves to the range and expanded our cooling product range. In 2016 added a full apparel range for off-road motorcycle riders and bicycle riders. This range includes jackets, jerseys, pants and shorts. All products in this range come in a various trendy of colors. We also sell casual clothing and socks that is updated annually.

COOLING WEAR:
Coolit Evaporative Cooling Vest

This product is made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes.

Coolit Evaporative Cooling Tee

This product is also made from a patented HyperkewlTM cooling fabric that is designed to lower the body temperature. It is the only product with sleeves in this range. It fits snugly on the body under a body protector and is light-weight. Seven adult sizes.

Pre-Cool Cooling Vest

This product is for cooling riders down before, after and between races. Patented TechKewl cooling inserts. Keeps 14C or 58F temperature for 3 hours. Lowers body temperature. Increases body performance. Fits directly on body. Non- aggressive over lock seams. Front, rear and side panel stretch for ultimate fit. Cool white/grey. Three adult sizes.

GLOVES:
Glove DBX 2.0 X-Flow

The X-Flow gloves are the lightest gloves in the range with its upper made of fully vented four-way stretch mesh material. It has brush guard reinforcement over the fingers and knuckles, which is an ultra-thin and four-way flex film that is feather-light and increases scratch and abrasion resistance properties of base material. Four adult sizes.

Glove GPX 2.5 X-Flow

The 2.5 X-Flow gloves are the lightest and most minimalistic gloves of the off-road racing range. Its upper is made of X-Flow, a four-way stretch mesh material that offers maximum airflow, whilst its palm is made of NanoGrip, making it extremely durable and breathable. Five adult sizes.

Glove DBX 3.0 Lite

The 3.0 Lite bicycle gloves’ upper are made of light and vented four-way stretch material. The knuckles are reinforced with 3D molded Armourgel®, an energy absorbing solution that is flexible in its natural state, but hardens upon impact. NanoGrip palm for ultra-thin for maximum bike feel. CE tested as impact protection: Knuckle EN 13594:2015. Four adult sizes.

Glove DBX 3.0 X-Flow

This product is a super vented X-Flow mesh bicycle glove with impact protection. The glove has 3D molded self- locating Armourgel impact protection for knuckles. This glove has Genuine Clarino Japan palm: Micro fiber technology, 3D intervened fiber layout, soft and flexible, great dry and wet grip and two silicone finger grips. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove GPX 3.5 Lite

The 3.5 Lite gloves offer a super lightweight fit with Armourgel®, a low-profile energy absorbing solution, protection panels on its knuckles. Armourgel® offers superior impact protection as it hardens upon impact, even though it is flexible in its natural state. NanoGrip palm for ultra-thin for maximum bike feel. CE tested as impact protection: Knuckle EN 13594:2015. Five adult sizes.

Glove GPX 3.5 X-Flow

This product is a super vented X-Flow mesh Off-Road glove with impact protection. The glove has 3D molded self- locating Armourgel impact protection for knuckles. This glove has Genuine Clarino Japan palm: Micro fiber technology, 3D intervened fiber layout, soft and flexible, great dry and wet grip and two silicone finger grips. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove DBX 4.0 Windblock

This product is a slim and protective windproof bicycle glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove DBX 4.0 Lite

This product is a vented bicycle glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove GPX 4.5 Lite

This product is a vented Off-Road glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, third finger and fourth finger. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove GPX 5.5 Lite

This is a vented Off-Road glove with optimum protection. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, fingers & thumb and upper hand. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

Glove GPX 5.5 Windblock

This product is a slim and protective windproof off-road glove. The glove has 3D molded self-locating Armourgel impact protection for: knuckles, fingers & thumb and upper hand. The glove also features NanoGrip palm: Ultra-thin for maximum bike feel, Nano fiber technology 7.500 thinner than hair, very stretchy and flexible and has touch screen function. CE tested as impact protection: Knuckle prEN 13594:2014. Six adult sizes.

RIDING JACKETS
WEC Jacket

The W.E.C. jacket is a water resistant, lightweight off road riding jacket with some heavy-duty features. The company’s main concern in designing a jacket like this is the ability for it to integrate with neck braces yet still be comfortable and easy to wear. The collapsible, waterproof fabric, neck allows the rider to decide if they would like to cover up the neck brace and seal out the elements or leave the weather collar off the brace to allow a little more ventilation. Zip off arms add versatility. Rubber arm guards help protect jacket from abuse from trees, bushes and rocks. The jacket has five cargo pockets and one waterproof chest pocket.

SNX Jacket	The SNX jacket is a snow-specific jacket designed by Leatt® for a perfect fit with the SNX Leatt-Brace®. Wear a jacket designed around the Leatt-Brace® not modified to accept it.
Pro Jacket

The Pro jacket is a fully waterproof, windproof jacket with a hidden neck cuff that stretches over a neck brace to help keep out the elements. Soft, pliable and durable the Cordura outer shell has fully taped seams and waterproof zippers to keep the water out on even the longest of rides. It also features removable CE certified shoulder and elbow protectors and has a rear pocket for optional CE back protector. 3M reflective material adds safety for road use

Jacket GPX 5.5 Enduro

This off-road jacket sports zip-off arms, large zip-adjusted ventilation, and has an internal hydration pocket with a bladder suspension system for up to three liters. Its neck collar was made specifically to be worn over your neck brace, the collar to go around your neck brace, the neck brace to be covered by the collar, or to be worn without a neck brace. It is also tailored to be worn with or without your body armor. Protection offered by the jacket is enhanced by brush guard, an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties of the base material, along with reinforcement over the elbows. It also has a total of nine pockets, which includes water resistant pockets and touch screen pocket.

Jacket GPX 4.5 X-Flow

The lighter off-road jacket, the GPX 4.5 is made of a lightweight shell as well as front and rear panels made of X-Flow mesh material, and a Spandura stretch panel on sides of jacket enables comfortable movement. Its neck collar was made specifically for your neck brace to be worn over the collar, to go around your neck brace, the neck brace to be covered by the collar, or to be worn without a neck brace. It is also designed to be worn with or without your body armor. It has pre-curved, zip-off arms and for added protection the elbows are reinforced with brush guard, an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties of the jacket’s base material.

Jacket DBX 5.0 All-Mountain

This brand new top-of-the-line bicycle jacket is engineered to keep riders shielded and has a sleek design. Made of three-layer HydraDri material, a lightweight and breathable fabric with a waterproof rating of 20,000/20,000mm, which means that it is water-resistant under high pressure. It repels water while still allowing moisture to escape. This fabric was designed to be used in all weather conditions. The DBX 5.0 jacket is reinforced with hidden stitching and has YKK AquaGuard zippers. For further protection, it is reinforced with brush guard fabric, an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties of material, on the shoulders and elbows. It is neck brace compatible, tailored to be worn over slim protection, and designed to pair perfectly with the DBX 5.0 shorts. The jacket’s three-point, fully adjustable hood has reflective printing and fits over all full-face helmets. This jacket has silk storm cuffs and a silicone printed tail at the back to prevent jacket rise.

Jacket DBX 4.0 All-Mountain

The DBX 4.0 jacket is made of soft shell, four-way stretch and water resistant material and has YKK zippers and hidden reinforced stitching. For extra protection, it has brush guard fabric protection on the shoulders and elbows, which increases scratch and abrasion resistance properties of the jacket’s base material. Although this jacket is windproof, it is breathable and will keep riders cool with front and rear ventilation. For added comfort, it has stretch fit cuffs and hems and has a silicone printed tail at the back to prevent jacket rise.

JERSEYS
Jersey GPX 5.5 Ultraweld

The GPX 5.5 Ultraweld jersey offers an ultra-light layer of protection for off-road racing. It is made of four-way stretch mesh fabric that is MoistureCool wicking and has air channels. Its tape- bonded seams offer a superior level of comfort and its comfortable athletic stretch fit allows riders to wear the jersey with or without body armor and neck brace. Its silicone tail easily connects to the Leatt off-road pants and its bar task stitching offers critical reinforcement whilst the brush guard fabric over the elbows offers added protection as it is an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties of the material.

Jersey GPX 4.5 Windblock

Designed to be worn for off-road riding in all weather conditions, the Windblock jersey offers a comfortable layer of protection. It has a windproof and dirt/water repellent coated chest, arms and sides and, to offer rider ventilation whilst riding, the back panel is made of an anti-odor mesh fabric that has MoistureCool wicking properties. This jersey was engineered to not only offer protection against all weather conditions, but to also offer comfort and convenience while riding, and therefore its stretch fit enables it to be paired with or without body armor and neck brace. It also has a silicone printed tail that will easily connect to the Leatt off-road pants.

Jersey GPX 4.5 Lite

For a light layer that offers comfort and protection, the Lite jersey is made of a MoistureCool wicking fabric with air channels. Its stretch fit is designed specifically to be worn with or without body armor and its neck collar is neck brace compatible. For added comfort, the Lite jersey has overlocked stitched seams and a silicone tail that connects to the Leatt off-road pants.

Jersey GPX 4.5 Flow

The X-Flow mesh fabric makes this jersey lightweight and with MoistureCool wicking properties. It is also extremely comfortable with a stretch fit that will enable the Rider to wear it over body armor. Its neck collar is also designed to be worn with or without your neck brace for added convenience. The Leatt off-road jerseys pair well with the off-road pants as they have a silicone printed tail to connect to it. For added comfort, the jerseys’ seams are overlocked stitched

Jersey DBX 5.0 All-Mountain

The long-sleeved DBX 5.0 jersey is breathable yet windproof and has a dirt/water repellent coated chest, arms and sides. It was not only designed to fight the effects of the weather, but is tailored specifically to be worn with or without body armor and to be neck brace compatible. It has silicone inside that enables it to grip to the Leatt bicycle pants, as well as a zipper pocket with a microfiber goggle wiper. The jersey’s back panel is made of breathable, super moisture wicking and quick-drying Miharo material whereas the elbows are reinforced with brush guard fabric, an ultra-thin flex film that increases scratch and abrasion resistance properties of material. The jacket has tape bonded seams for supreme comfort and bar task stitching for critical reinforcement.

Jersey 4.0 Ultraweld

Made to be a lighter layer of protection than the DBX 5.0 jersey, the DBX 4.0 bicycle jersey is made of ultra-light, four-way stretch mesh fabric that is MoistureCool wicking and has air channels. Its athletic stretch fit makes it perfect to be worn with or without body armor, and it is neck brace compatible. The elbows of the jersey are reinforced with brush guard, an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties. It has tape bonded seams to make it super comfortable and has bar task stitching for critical reinforcement. For added comfort, it has silicone print inside so that it can grip to the Leatt bicycle pants.

Jersey DBX 3.0

The shorter sleeved bicycle jersey that offers a casual look. The DBX 3.0 jersey has three-quarter length sleeves and is made of a stretch mesh fabric that is MoistureCool wicking and that has air channels. It offers a comfortable fit with overlock stitched seams, a stretch fit that conveniently enables it to be worn with or without body armor, and its neck collar was designed to be neck brace compatible.

Jersey DBX 2.0

The DBX 2.0 Jersey is made of a casual-looking, cotton-feel Rayon material. An extremely lightweight, stretchy and breathable material, its back panel is made of MoistureCool wicking mesh fabric for added ventilation. For added comfort, it has a stretch fit so that it can be worn with or without body armor, and its neck collar is specifically designed to pair with a neck brace.

BICYCLE SHORTS
Shorts DBX 5.0

Made specifically to pair with the DBX 5.0 Jacket, the DBX 5.0 Shorts are also made of three-layer HydraDri material. With an all-taped shell and a dirt/water repellent coating, it is extremely waterproof with a rating of 20.000/20.000mm, which means that it withstands very high pressure. Even though it blocks the weather, it will keep riders cool with zippered rear ventilation. With a pre- curved 3D shaped knee area that prevents snagging, the shorts are designed to be comfortable even when pedalling with protectors. The knee area is also reinforced with brush guard for protection. To make the fit even more comfortable, it has a soft touch, seamless and durable seat area and a soft touch waist lining with back gripper that will prevent seat drop.

Shorts DBX 4.0

Made of four-way stretch material, the 4.0 bicycle shorts are water resistant and has a dirt/water repellent coating. It is still breathable and has laser-cut ventilation holes to keep riders cool regardless of the riding conditions. Made to be worn with other gear, its knees offer a pre-curved 3D fit that will avoid snagging during pedalling, even when worn with knee protectors. For added comfort, its seat area is made of a three-layer, laminated seat area that is both seamless and durable. It has a soft touch waist lining and a back gripper that will prevent seat drop during riding.

Shorts DBX 3.0

The soft shell 3.0 bicycle shorts are made of a lightweight, four- way stretch material that has a dirt/water repellent coating. Made to be paired with the lighter bicycle jerseys such as the DBX 3.0 or 2.0 jerseys, it offers a comfortable and convenient fit that still fights the effects of the weather when riding. The shorts are designed to be comfortable. It has YKK zippers and hidden reinforced stitching and a rear area made of a stretch mesh yoke that offers ventilation during riding. It also has a soft touch waist lining with a back gripper to avoid seat drop. The shorts can also be worn with knee protectors as it has a pre-curved fit for improved comfort.

OFF ROAD PANTS
Pants GPX 5.5 I.K.S.

The 5.5 off-road pants have a new system called the Internal Knee Brace System (I.K.S) which consists of four layers of reinforcement in the critical high wear, inner knee area. Compatible with the Leatt knee brace and all other leading knee brace brands in the world, this system protects both your pants and bike. Made of a super lightweight and ventilated material and with a tailored, pre-curved slim fit, a durable nylon seat area and 3D fully floating knee cap reinforcement, it offers comfort as well as protection during off-road riding. The knee area also has four- point knee ventilation. The inner leg area is made of the high-tech NanoGrip material that is known for its durability, breathability and superior wet and dry grip properties. A new, shorter micro adjuster waist belt with 360 °silicone grip and side belt adjusters ensure a perfect fit.

Pants GPX 4.5

These pre-curved pants offer a tailored, performance fit. Made of Nylon shell with diamond stretch panels and X-flow mesh material, they offer durable, ventilated protection. The seat area is made of a durable nylon material whilst the inner leg areas are made of Amara. Like the GPX 5.5 pants, they have 3D molded, fully floating knee cap reinforcements. They also have two-point knee ventilation and a new, shorter micro adjuster waist belt with 180 °silicone grip that ensures a perfect fit with ease. The off-road pants are designed to pair perfectly with the off-road jackets and jerseys.

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

•

Design & Innovation 2016 Awards: The Leatt DBX Enduro Lite WP 2.0 won a Design and Innovation Award for 2016. The Design & Innovation jury of bicycle industry experts seeks to recognize bicycles and bicycle products. Decline Magazine: awarded Leatt Knee Guards a five-star rating based on the products’ fit, impact testing,

•	breathability and overall appeal (July 2016).

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 690,000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010 unit sales were from our DBX bicycle brace. This number increased to 10% of unit sales in 2014, 13% of unit sales in 2015, and remains flat at 13% of unit sales in 2016. Our STX street brace, which was introduced to the market in 2011, accounted for 1% of unit sales in 2014, 2% of unit sales in 2015, and has decreased to 1% unit sales in 2016.

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

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 – 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer’s invoice reflecting quantities ordered and the negotiated price for the products. The standard agreed on lead time from purchase order date to ship-ready date is 70 days, and our usually agreed on shipping terms are FOB (Port). Products purchased through international sales are usually shipped directly from our manufacturers’ warehouses or points of dispatch to customers or their import agents.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, such as Armourgel, for use in the production of our products. These protection materials are freely available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2016 and 2015, were not material and we do not foresee these amounts being material in the near future.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2016 and 2015, annual revenues associated with international customers were $9,685,191 and $11,642,970, or 59% and 63% of total revenue, respectively

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2016. For the year ended December 31, 2015, our U.S. revenue was concentrated in one customer that accounted for approximately 7% of annual U.S. revenue, with our largest customer in the U.S. accounting for approximately 13% of our U.S. sales for the year ended December 31, 2016. As of December 31, 2016 and 2015, $316,976 or 14% and $95,507 or 3% of our accounts receivable was due from this customer.

For the years ended December 31, 2016 and 2015, our international revenue derived outside of the U.S was earned from one and two customers that accounted for approximately 9% and 24% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 9% and 17% of international sales for each of the respective periods. As of December 31, 2016 and 2015, $24,394 or 1% and $344,589 or 12% of our accounts receivable, respectively, were due from these international customers.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 870 active distributors and dealers who stock Leatt products in the U. S. and approximately 240 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2016 and 2015 were $1,588,599 and 1,498,307, respectively, representing approximately 10% and 8% of our revenues for each period.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

•

Regional Distribution. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as automotive and motorcycle manufacturers and racing teams like the KTM teams. The resultant interest and the expected demand for our products have prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned California subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international distributors who are selected by our management team based on their financial status and creditworthiness, their location in major geographic locations, their marketing and media presence, their portfolio of leading motorcycle brands and accessories, and their reputation among industry players. We are working on developing our bicycle distribution network throughout the world by appointing new distributors and dealers with a specific focus on the bicycle market. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base. In the U.S we are expanding and upgrading our dealer network and sales management team.

•

Strategic Alliances. We are actively researching and evaluating strategic alliances that will enable the Company to grow into markets outside of its core markets in an efficient manner. We are also working with our OEM partners to develop more mutually beneficial, sustainable, long-term relationships in line with the Company’s goals.

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

•

Developing Brand Awareness and Brand Loyalty. We are continuing with our efforts to develop brand loyalty by refining our marketing strategy and by engaging in more targeted communication with current and potential consumers of our products. We are working to build loyalty among more consumers in our core bicycle and moto markets by introducing more price points for our products and addressing more consumer needs in more segments, while remaining true to our mission—pioneering functional safety gear.

•

Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. In 2016, we launched two additions to our body armor product range, namely helmets and gloves. We also added two full apparel lines to our product range—one line designed for the off-road motorcycle market and the other designed for the bicycling market. We expect that our sales of peripheral products and accessories will increase in line with increased brand awareness.

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

Our research and development expenses for the fiscal years ended December 31, 2016 and 2015, amounted to $1,443,451 and $1,180,227, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. We believe that our major competitors in the body protection, helmet and knee brace market are Fox Racing and EVS Sports, and our major competitors in the neck brace market are Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports.

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

According to a 2017 reader survey by RacerX magazine, an industry publication (available at http://mediakit.filterpubs.com/survey), we hold an approximately 61.3% market share for neck braces and 14.5% of the market share for chest protectors in the U.S. off road motorcycle market, which represents approximately 50% of the worldwide off road motorcycle market. We believe that we have gained our market share, largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts and our steps to secure our international patents and protect our patents from infringement.

Our Competitive Strengths

We believe that our competitive strengths include the following:

•

Intellectual Property. Licensed patented technology allows us to provide a product that cannot easily be duplicated by our competitors. We have invested extensive resources to patent our products worldwide and have taken legal action to protect our intellectual property rights from infringement.

•

Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher James Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 9 years’ experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry for the past 16 years. Mr. Repsher is our US General Manager, who is an award-winning sales executive with over fifteen years’ experience in the marketing and sales of sports orientated companies in North America.

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

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2017
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2017
Canada	2,547,855	2,547,855	5/26/2006	Neck Brace	Granted	11/26/2017
China	20048003507 2.4		5/26/2006	Neck Brace	Granted	11/26/2017
Indonesia	W002006014 67	IDP0030269	6/19/2006	Neck Brace	Granted	02/11/2017
Israel	175931	175931	6/19/2006	Neck Brace	Granted	11/26/2018
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/22/2017
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/19/2017
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2017
Mexico	JL/a/2006/000 026	301465	5/26/2006	Neck Brace	Granted	11/26/2017
Malaysia	PI 20062407	MY-145683-A	5/25/2006	Neck Brace	Granted	3/15/2018
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted	11/26/2017
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2019
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2019
USA (Continuation)	13/206,312	8,562,551	8/9/2011	Neck Brace	Granted	4/22/2017
Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2017
Australia	2004293118	2004293118	6/23/2003	Neck Brace	Granted	11/26/2017
India	2315/CHENP/ 2006		6/26/2006	Neck Brace	Granted	11/26/2017
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/30/2017
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2017
Vietnam	1-2006-01015		6/26/2006	Neck Brace	Granted	02/09/2018
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/30/2017
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/26/2017
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2017
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2017
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2017
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2017
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2017

Taiwan	97109256	I 359009	3/17/2008	SSS Brace	Granted	2/28/2018
Brazil	PI07180047		4/27/2009	SSS Brace	Pending	10/26/2017
China	2007 80047024.0	ZL200780047024 .0	6/19/2009	SSS Brace	Granted	10/26/2017
Japan	2009-534037		4/27/2009	SSS Brace	Granted	03/13/2018
USA	12/447,452	8,484,768	4/27/2009	SSS Brace	Granted	1/16/2021
New Zealand	577131	577131	5/21/2009	SSS Brace (clip)	Granted	10/26/2017
New Zealand	592116	592116	5/21/2009	SSS Brace (tether)	Granted	10/26/2017
USA	12/812,596	8,439,042	7/12/2010	MRX Brace	Granted	14/11/2020
Australia	2009321240	2009321240	6/8/2011	MRX Brace	Granted	11/26/2017
China	20098014755 8.X	ZL200980147558 .X	5/26/2011	MRX Brace	Granted	11/26/2017
Austria	09801554.8	EP 2376032	5/31/2011	MRX Brace	Granted	11/30/2017
France	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
Germany	09801554.8	60 2009 029 841.0	11/26/2009	MRX Brace	Granted	11/30/2017
Italy	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
Spain	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
Sweden	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
Netherlands	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
UK	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2017
Japan	2011-537006	5643960	5/19/2011	MRX Brace	Granted	11/14/2017
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2017
Germany	09165346.9	602004035367.1	7/13/2009	Neck Brace	Granted	11/30/2017
Spain	09165346.9	2377592	7/13/2009	Neck Brace	Granted	11/30/2017
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2017
UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2017
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2017
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2017
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061- 0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2020
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace	Registered

USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/30/2017
USA	29/325,870	D633,623	10/7/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/1/2010	Chest Protector	Granted	10/01/2017
South Africa	2015/00206	2015/00206	01/13/2015	Shoulder Brace	Granted	06/26/2017
USA	14/894,237		11/25/2015	Knee Brace	Pending	After Grant
Europe	14737320.3		12/3/2015	Knee Brace	Accepted	5/26/2017
USA	14/976,209		12/21/2015	Glove	Pending	After Grant
Europe	15730280.3		5/21/2015	Turbine Helmet	Pending	05/21/2017
USA	15/312,271		12/21/2016	Turbine Helmet	Pending	After Grant
China	201580025924.X		11/18/2016	Turbine Helmet	Pending	After Grant
Australia	2015262893		11/21/2016	Turbine Helmet	Pending	05/21/2019
Brazil	BR1120160269829		11/17/2016	Turbine Helmet	Pending	05/21/2017
Canada	2,949,756		11/21/2016	Turbine Helmet	Pending	05/21/2017
New Zealand	727758		12/20/2016	Turbine Helmet	Pending	05/21/2019
PCT	PCT/IB2016/057895		12/21/2016	Boot	Pending
UK	1603129.6		02/23/2016	Neck Brace	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508-	12/23/2010	STX Brace	Registered	12/23/2020
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2016
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/4/2017
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597		12/02/2014	Visor Screw	Accepted
USA	29,509,338	D768,940	11/17/2014	Hydration System	Registered
Europe	02588970-0001- 0003	02588970-0001- 0003	12/2/2014	Visor Screw & Hydration System	Registered	2/12/2019
Held by Three Eleven Distribution (Pty) Ltd.
India	1863/KOLNP/ 2008		5/8/2008	Helmet	Pending
Germany	06809017.4	60 2006 010 418.9-08	3/31/2008	Helmet	Granted	10/13/2016
France	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Italy	67618/BE/201 0	1933656	3/31/2008	Helmet	Granted	10/13/2016
Netherlands	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Austria	06809017.4	AT-E 0447866	3/31/2008	Helmet	Granted	10/13/2016
Spain	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016
Sweden	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016

___________________
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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trademark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt-Brace	10	6287826	6287826	21/09/2007	02/20/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	02/20/2020	Registered
China	The Helmet for your Neck	10	6287823	6287823	21/09/2007	02/20/2020	Registered
	Device
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	09/19/2017	Registered
CTM	The Helmet for your neck	9	6314009	6314009	19/09/2007	09/19/2017	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	09/19/2017	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	09/19/2017	Registered
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	03/01/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	10/26/2020	Registered
CTM	Alternative Load Path Technology	9	8358046	8358046	11/06/2009	06/11/2019	Registered
CTM	Alternative Load Path	9	8358061	8358061	11/06/2009	06/11/2019	Registered
CTM	ALPT	9	8358079	8358079	11/06/2009	06/11/2019	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	10/12/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	07/23/2019	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	07/16/2020	Registered
Japan	Leatt	9, 10, 28	2010-056635	5432253	16/07/2010	08/12/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	04/01/2021	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	09/23/2020	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	11/03/2020	Registered
Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	02/08/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	02/08/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	10/09/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	10	902094149	902094149	05/11/2009	01/14/2024	Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	10/09/2022	Registered
Canada	LEATT	25	1535498	841,643	13/07/2011	01/29/2028	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	01/15/2023	Registered

Australia	BraceOn	28	1450772	1450772	23/09/2011	09/23/2021	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	09/23/2021	Registered
NZ	Leatt	9	829603	829603	30/08/2010	08/30/2020	Registered
NZ	Leatt	25	831034	831034	27/09/2010	09/27/2020	Registered
NZ	Leatt	28	831035	831035	27/09/2010	09/27/2020	Registered
NZ	Leatt	10	831036	831036	27/09/2010	09/27/2020	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	10/09/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	10/09/2022	Registered
Brazil	Device	9	830.409.416	830.409.416	05/11/2009	10/09/2022	Registered
CTM	Device	9, 25, 28	13289822	13289822	23/09/2014	09/23/2024	Registered
USA	THREE L DEVICE	9, 25, 28	86445638	5,124,832	5/11/2014	01/17/2027	Registered
USA	LEATT	9, 18, 25, 28	86551815		3/3/2015		Pending
USA	Leatt	25	85135308	4,202,879	22/09/2010	09/04/2021	Registered
SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	06/26/2019	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	05/28/2024	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	09/26/2026	Registered
SA	The Helmet for your Neck	10	2006/22760	2006/22760	26/09/2006	09/26/2017	Registered
SA	Helmet for your Neck Device	10	2007/15892	2007/15892	19/07/2007	07/19/2017	Registered
SA	Helmet for your Neck Device	28	2007/15893	2007/15893	19/07/2007	07/19/2017	Registered
SA	Adventure Leatt and Device	9	2008/15403	2008/15403	04/07/2008	07/04/2018	Registered
SA	Adventure Leatt and Device	10	2008/15404	2008/15404	04/07/2008	07/04/2018	Registered
SA	Adventure Leatt and Device	28	2008/15405	2008/15405	04/07/2008	07/04/2018	Registered
SA	Adventure Brace	9	2008/28131	2008/28131	01/12/2008	12/01/2018	Registered
SA	Adventure Brace	10	2008/28132	2008/28132	01/12/2008	12/01/2018	Registered
SA	Adventure Brace	28	2008/28133	2008/28133	01/12/2008	12/01/2018	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	08/12/2018	Registered
USA	The Helmet For Your Neck Device	9	77236512	3483523	23/07/2007	08/12/2018	Registered
USA	The Helmet For Your Neck	9	77264171	3483644	24/08/2007	08/12/2018	Registered
USA	LEATT	9	77264178	3483646	24/08/2007	08/12/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	03/26/2019	Registered
China	Leatt-Brace	9	7668832	7668832	09/03/2009	03/06/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	03/06/2021	Registered
China	LEATT	18	21157818		31/08/2016		Pending
China	LEATT	25	Pending		31/08/2016		Pending
China	LEATT	28	Pending		31/08/2016		Pending
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	03/06/2021	Registered
China	Leatt	25	8706821	870682	28/09/2010	09/28/2021	Registered

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

Our Employees

As of December 31, 2016, we employed 44 full-time employees, 11 independent contractors and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2016.

Employee Function	Number
Executive	3
Internet Technology	2
Product	5
Marketing	6
Finance	3
Operations and Distributions/Logistics	5
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	11
Support Staff (Receptionist/Cleaners/Driver)	3
Independent Contractors	11
Total	55

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

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $16.4 million for the fiscal year ended December 31, 2016. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

In addition to the minimum requirements the Company complies with the European Standards, or EN (European Norm), specific to certain categories of PPE. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus based process. In the Company’s case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; and CE EN1621-3 level 2 impact front Chest Protectors. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, the Notifying Body will be responsible for CE evaluation and certification.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company’s FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. Our initial registration period expired on December 31, 2016 and we renewed our registration until December 31, 2017. For the duration of our registration period, we are required to maintain logs of complaints or problems, and to provide appropriate labelling for medical uses. The MHRA registration of the knee brace is open-ended, subject to the Company’s continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

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

RISKS RELATED TO OUR BUSINESS

Our operations may be impaired if our information technology systems fail to perform adequately or if they are the subject of a security breach or cyber attack.

We rely on a variety of information technology systems in the ordinary course of business to manage business data, communications, supply chain, order entry and fulfillment, and other business processes. Our information technology systems are potentially vulnerable to malfunctions, computer viruses, unauthorized access, and cyber-attacks, including individual or advanced persistent cyber-attacks on our information technology infrastructure and attempts by others to gain access to our propriety or sensitive information. While we use procedures and controls designed to properly maintain and safeguard our information technology systems, including monitoring of threats to mitigate our exposure, such efforts may not be sufficient to prevent a failure of our information security systems or cyber security incidents. The failure of any of our information technology systems to perform as anticipated could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which could materially adversely affect our financial condition, business and results of operations. A successful breach of our information technology systems could result in the theft of the Company’s intellectual property, impose liability on the Company for the loss of customer, supplier or employee confidential information, increase costs from litigation and reputational damage, any of which results would have a material adverse impact on the Company’s financial condition, business and results of operations. Any remedial costs or other liabilities related to information security system failures and cybersecurity incidents may not be fully insured or indemnified by other means.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2016, our U.S. revenue was concentrated in one customer that accounted for approximately 13% of annual U.S. revenue. As of December 31, 2016 and 2015, $316,976 or 14% and $95,507, or 3% of our accounts receivable, was due from this customer.

For the years ended December 31, 2016 and 2015, our international revenue derived outside of the U.S. was earned from one and two customers that accounted for approximately 9% and 24% of our annual international revenue for the respective periods, with our largest international customer accounting for approximately 9% and 17% of international sales for each of the respective periods. As of December 31, 2016 and 2015, $24,394 or 1% and $344,589 or 12% of our accounts receivable, respectively, were due from these international customers.

We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2016 and 2015, annual revenues from product sales to international customers were $9,685,191 and 11,642,970, or 59% or 63% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman and Research and Development Consultant, Sean Macdonald, our Chief Executive Officer and President, Erik Olsson, our International General Manager and Todd Repsher, our U.S. General Manager. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk we have taken out key man insurance on Key Staff members such as Dr. Leatt. However, if we lose a key employee or if a key employee fails to perform in his or her current position, or if we are unable to attract and retain skilled employees as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key employees, as well as the intellectual property owned by Dr. Leatt, in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2016. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We could be an "emerging growth company" for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which we expect will be pursuant to a Registration Statement on Form S-8 or on Form S-1. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an "emerging growth company" prior to the end of such five year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

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

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsourcing manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal-merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore since 59% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 25% of the space is used by our finance, legal and operations teams, 35% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 30% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated December 5, 2016, between Leatt SA and AJ Brutus Investments CC, which expires on December 15, 2018. The lease agreement requires us to pay a monthly rent of ZAR 62,932 (or $4,611).

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Centre Pointe Properties, LLC, dated September 11, 2012, as amended. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The current lease agreement, dated March 16, 2015 (as amended), calls for a monthly base rent in the amount of $9,734 through April 1, 2016, and then for a base rent of $10,015 through April 30, 2017.

We also lease extra warehouse space from time to time to store stock. These agreements are on a month-to-month basis and vary during the course of the year.

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

•

On October 27, 2016, the Company was served with a complaint by Simpson Performance Products, Inc. for patent infringement based on the United States Patent No. 9,351,529 entitled “Multi-Point Tethering System for Head and Neck Restraint Devices” issued May 31, 2016, related to the sale of the Company’s MRX Pro. In this matter, there are multiple defendants. The litigation is at an early stage and the Company is in the process of investigating the claim. The Company believes that the lawsuit is without merit. The plaintiff is requesting that the Court permanently enjoin Leatt Corporation from selling the MRX Pro and damages.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2017
1st Quarter (January 1, 2017 to March 16, 2017)	$2.46	$2.11
Year ended December 31, 2016
1st Quarter	$4.00	$2.52
2nd Quarter	$3.46	$2.05
3rd Quarter	$2.75	$1.85
4th Quarter	$4.00	$2.00
Year ended December 31, 2015
1st Quarter	$3.25	$1.30
2nd Quarter	$3.91	$2.08
3rd Quarter	$5.36	$2.17
4th Quarter	$5.28	$2.08

(1) The above table sets forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Holders

As of March 22, 2017, there were approximately 221 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

The following table includes the information as of December 31, 2016 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	30,000	$1.00	306,800
	323,000	$2.60
Equity compensation plans not approved by security holders	0	--	0
Total	353,000	--	306,800

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above Part I, for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

•

Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a then fifteen-year-old motocross rider, to suffer multiple mid- thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it will vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

•

Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore since 59% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

Results of Operations

Year ended December 31, 2016 compared to the year ended December 31, 2015

The following table summarizes the results of our operations during the years ended December 31, 2016 and 2015 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2016	2015	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$16,416,465	$18,343,172	$(1,926,707)	-11%
COST OF REVENUES	8,178,017	8,741,131	$(563,114)	-6%
GROSS PROFIT	8,238,448	9,602,041	$(1,363,593)	-14%
PRODUCT ROYALTY INCOME	103,366	182,485	$(79,119)	-43%
OPERATING EXPENSES
Salaries and Wages	2,332,167	2,225,646	$106,521	5%
Commissions and Consulting	566,105	570,937	$(4,832)	-1%
Professional Fees	538,076	845,575	$(307,499)	-36%
Advertising and Marketing	1,588,599	1,498,307	$90,292	6%
Office Rent and Expenses	258,950	246,616	$12,334	5%
Research and Development Costs	1,443,451	1,180,227	$263,224	22%
Bad Debt Expense	62,667	124,213	$(61,546)	-50%
General and Administrative	1,873,981	1,793,698	$80,283	4%
Depreciation	409,534	371,089	$38,445	10%
Total Operating Expenses	9,073,530	8,856,308	$217,222	2%
INCOME (LOSS) FROM OPERATIONS	(731,716)	928,218	$(1,659,934)	-179%
Other Income	97,521	32,304	$65,217	202%
INCOME (LOSS) BEFORE INCOME TAXES	(634,195)	960,522	$(1,594,717)	-166%
Income Taxes	(178,958)	385,590	$(564,548)	-146%
NET INCOME (LOSS)	$(455,237)	$574,932	$(1,030,169)	-179%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor, Helmets and Other products, Parts and Accessories. Revenues for the year ended December 31, 2016 were $16.42 million, an 11% decrease, compared to revenues of $18.34 million for the year ended December 31, 2015. This decrease in revenues is attributable to a $1.73 million decrease in neck brace sales, and a $0.84 million decrease in Body armor sales, that were partially offset by a $0.18 million increase in Helmet sales and a $0.47 million increase in sales of Other Products, Parts and Accessories, respectively, during the year ended December 31, 2016. Changes in prices did not impact the decrease in revenues as our selling prices have not fluctuated by any significant level. Although revenues in the United States were marginally higher during 2016, revenues derived from sales to distributors outside of the United States decreased by 17%. This decrease in sales revenues was the result of a decrease in sales to our largest European customers who had less purchasing power due to the continued strengthening of the US Dollar against the EURO. These customers, who made significant investments in inventory in prior periods, adjusted their prior purchasing pattern during the period to manage the increased prices.

The following table sets forth our revenues by product line for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	% of Revenues	2015	% of Revenues
Neck braces	$5,701,503	35%	$7,430,800	40%
Body armor	7,699,973	47%	8,540,332	47%
Helmets	1,608,854	10%	1,431,090	8%
Other Products, Parts and Accessories	1,406,135	8%	940,950	5%
	$16,416,465	100%	$18,343,172	100%

Sales of our flagship Neck brace accounted for $5.70 million and $7.43 million, or 35% and 40% of our revenues for the years ended December 31, 2016 and 2015, respectively. The 23% decrease in Neck brace revenues was due to a decrease in the volume of neck braces sold in the United States and abroad. In the United States, the decrease in neck brace volumes was primarily as a result of decreased sales to our primary OEM customer. The decrease in neck brace sales volumes to customers outside of the United States was primarily the result of significant U.S. dollar strength in relation to the local currencies of our customers in the respective regions discussed above. The Company continues to evaluate measures to remain competitive in these areas.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $7.70 million and $8.54 million, or 47% and 47% of our revenues for the years ended December 31, 2016 and 2015, respectively. The 10% decrease in Body armor revenues was primarily due to a decrease in the volume of C-Frame Knee Braces sold globally. We expect that Knee Brace sales will improve in the coming quarters with the anticipated release and shipment of our new C-Frame Pro knee brace.

Our Helmets accounted for $1.61 million and $1.43 million, or 10% and 8% of our revenues for the year ended December 31, 2016 and 2015, respectively. The 12% increase in Helmet revenues is due to the on-going shipment of our GPX 5.5 Composite and GPX 6.5 Carbon helmets.

Our Other Products, Parts and Accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $1.41 million and $0.94 million, or 8% and 5% of our revenues for the years ended December 31, 2016 and 2015, respectively. The increase in our Other Products, Parts and Accessories is primarily due to the initial shipment of our GPX and DBX apparel lines designed for off-road motorcycle and bicycle use respectively.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2016 and 2015 were $8.18 million and $8.74 million, respectively. Gross Profit for the years ended December 31, 2016 and 2015 were $8.24 million or 50% of revenues, and $9.60 million, or 52% of revenues, respectively. Our helmet and neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 35% and 40% of our revenues for the years ended December 31, 2016 and 2015, respectively. Management continues to actively assess all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2016 and 2015 were $103,366 and $182,485, respectively. The 43% decrease in product royalty income is primarily due to a decrease in sales of licensed products by licensees during the 2016 period.

Salaries and Wages – Salaries and wages for the years ended December 31, 2016 and 2015 were $2,332,167 and $2,225,646 respectively. This 5% increase in salaries and wages during the 2016 period was primarily due to the employment of additional sales and marketing personnel that are based in Europe and are incentivized to drive sales and brand awareness. Additionally, during the 2016 period, the Company issued incentive share options to purchase an aggregate of 323,000 shares under the 2011 Plan.

Commissions and Consulting Expense – Commissions and consulting expense for the years ended December 31, 2016 and 2015 were $566,105 and $570,937, respectively. This 1% decrease in commissions and consulting expenses is primarily the result of a decrease in sales which attract commission.

Professional Fees – Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2016 and 2015 were $538,076 and $845,575, respectively. The 36% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2016 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2016 and 2015 were $1,588,599 and $1,498,307, respectively. This $90,292, or 6%, increase in advertising and marketing expenditure is primarily due to various advertising and marketing campaigns designed to promote the Company’s expanding product range and new market penetration strategies with an emphasis on the Company’s new range of helmets and gear that shipped during the fourth quarter of 2016.

Office Rent and Expenses – Office rent and expenses for the years ended December 31, 2016 and 2015 were $258,950 and $246,616, respectively. The 5% increase in office rent and expenses is primarily the result of escalation in the rental of warehouse space occupied by Two Eleven, our US subsidiary. This increase was partially offset by a decrease in rental expenditure when denominated in U.S. dollars incurred at our South African headquarters as a result of the weakening of the ZAR against the U.S. dollar.

Research and Development Costs – These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2016 and 2015 were $1,443,451 and $1,180,227, respectively. This 22% increase in research and development costs is a result of costs incurred to expand the Company’s product range, as well as the employment of additional specialist design and development resources.

Bad Debt Expense – Bad debt expense for the years ended December 31, 2016 and 2015 were $62,667 and $124,213, respectively. This 50% decrease is primarily as a result of the write off of higher value unrecoverable debts owing to the Company during the 2015 period.

General and Administrative Expenses – General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer supplies with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2016 and 2015 were $1,873,981 and $1,793,698, respectively. The 4% increase in general and administrative expenses is primarily the result of increased travel costs incurred by the Company’s sales and marketing staff in the United states and abroad.

Depreciation Expense – Depreciation expense for the years ended December 31, 2016 and 2015 was $409,534 and $371,089, respectively. The 10% increase in depreciation expense is primarily as a result of the additional molds and tooling required for the Company’s growing product range.

Total Operating Expenses – Total operating expenses increased by $217,222 to $9,073,530 for the year ended December 31, 2016, or 2%, compared to $8,856,308 in the 2015 period. This increase is primarily due to increases in research and development costs and salaries and wages that were partially offset by a decrease in professional fees.

Net Income (Loss) – The net loss after income taxes for the year ended December 31, 2016 was $455,237, as compared to a net income after income taxes of $574,932 for the 2015 period. This 179% decrease in net income is primarily due to the 11% decrease in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2016, we had cash and cash equivalents of $1.10 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $1.05 million and short-term investments of $0.06 million at December 31, 2015. The following table sets forth a summary of our cash flows for the periods indicated:

December 31,
	2016	2015
Net cash provided by operating activities	$ 320,192	$ 1,239,679
Net cash used in investing activities	$ (239,360)	$ (780,564)
Net cash provided by (used in) financing activities	$ (77,107)	$ 63,710
Effect of exchange rate changes on cash and cash equivalents	$ 44,528	$ (192,782)
Net increase in cash and cash equivalents	$ 48,253	$ 330,043
Cash and cash equivalents at the beginning of period	$ 1,054,750	$ 724,707
Cash and cash equivalents at the end of period	$ 1,103,003	$ 1,054,750

Cash increased by $48,253, or 4.6%, for the year ended December 31, 2016. The primary sources of cash during fiscal year 2016 were an increase in accounts payable of $460,638 and a decrease in accounts receivable of $714,305. The primary uses of cash during fiscal year 2016 were a net loss of $455,237, an increase in inventory of $342,577, payments in advance of $361,468, and increased capital expenditures of $239,336 relating primarily to molds to be used for the Company’s increased range of products. As of December 31, 2016, we did not have any credit facilities or significant amounts owing to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings, 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2016 and 2015, the Company paid an aggregate of $58,356 and $87,470 in licensing fees to Mr. DeVilliers.

Pursuant to a Premium Finance Agreement, dated October 13, 2016, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commencing on November 1, 2016 and ending on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2016, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 9, 2016, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $59,120 in eleven payments of $5,375 at a 3.397% annual interest rate, commencing on June 1, 2016 and ending on April 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2016, the Company had not defaulted on its payment obligations under this agreement.

On July 8, 2015, the Company entered a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder, chairman and executive director of research and development is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description does not purport to be a complete statement of the parties’ rights and obligations under the Consulting Agreement and the transactions contemplated thereby, or a detailed explanation of the material provisions thereof. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 8, 2015.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December, 2016 and 2015 was $166,107 and $160,515, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December, 2016 and 2015.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2016, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2016 was effective.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 22, 2017.

Name	Age	Title
Dr. Christopher James Leatt	48	Founder, Chairman and Research & Development Consultant
Sean Macdonald	39	CEO, CFO, President and Director
Jeffrey Joseph Guzy	65	Director

DR. CHRISTOPHER LEATT: Dr. Leatt, aged 48, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He held positions in General Surgery and General Medicine/Geriatrics/Gastroenterology before becoming a General Medical Practitioner and Chairman of ERIPO (Eerste River Independent Practitioners Association), an organization formed to look after both the Medical and Business interests of forty Independent Practitioners. Dr. Leatt then worked in casualty/trauma at various hospitals before becoming a surgical medical officer. A brief stint as an Orthopedic Registrar at Groote Schuur Hospital preceded his post as Neurosurgery Registrar at the Department of Neurosurgery, Tygerberg Academic Hospital. Dr. Leatt's duties as a surgical registrar in this discipline included ward work, High-Care duties, evaluation of referrals, outpatient consultations, emergency and elective surgery, logbook of all surgical procedures completed. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing and helicopter pilot and is an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. When not participating in such events, Dr. Leatt is often involved in providing medical support there.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 39, has served as the Company’s Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 65, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CENTRAL Oil and Gas Corporation and PrecyseTech. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation.

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

Significant Employees

Name	Age	Position
Erik Olsson	49	International General Manager and Head of International Distribution
Todd Repsher	46	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 49, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 46, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over 15 years’ experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by sending a letter to our Board of Directors, c/o Corporate Secretary, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441, for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2014	487,668	--	--	160	--	--	8,956	496,784
	2015	182,876	5,000	--	--	--	--	275,691	463,567
	2016	60,000	--	--	28,392	--	--	435,530	523,922
Sean Macdonald, President, CEO, CFO and Director	2014	172,774	13,055	--	240	--	--	10,338	196,407
	2015	173,318	22,500	--	--	--	--	5,373	201,191
	2016	195,000	6,000	--	42,588	--	--	--	243,588
Todd Repsher U.S. National sales manager	2014	106,000	4,915	--	--	--	--	--	110,915
	2015	140,000	5,000	--	--	--	--	--	145,000
	2016	163,363	5,000	--	42,588	--	--	--	210,951

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company’s board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him an annual base salary of $204,120 per annum. This Agreement includes the duty to pay Mr. Macdonald’s director’s fees of $650 per month. Mr. Macdonald receives coverage under the Company’s employment benefit plans and is entitled to an annual performance based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we are obligated to pay him an annual base salary of $15,000 per month. Mr. Repsher also receives coverage under the Company’s employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months’ written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days’ advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

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

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2016, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	3/29/2016	--	52,000	$2.60	$135,200
Sean Macdonald	3/29/2016	--	78,000	$2.60	$202,800

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2016 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Sean Macdonald	78,000	--	--	$2.60	March 28, 2026

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt had vested options to purchase 52,000 shares of the Company’s common stock at $1.00 per share. On July 26, 2016, Dr. Leatt exercised these options and received 31,200 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 15,600 shares, 10,400 shares and 10,400 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald had vested options to purchase 78,000 shares of the Company’s common stock at $1.00 per share. On July 28, 2016, Mr. Macdonald exercised these options and received 46,800 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 23,400 shares, 15,600 shares and 15,600 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

Option Exercises and Stock Vested

Except as set forth under the heading, Executive Compensation—Outstanding Equity Awards at Fiscal Year End, above, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2016.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2016.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2016.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2016:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	60,000	-	28,392	-	88,392
Jeffrey J. Guzy	7,800	-	217	-	8,017
Sean Macdonald	7,800	-	42,588	-	50,388

Narrative to Director Compensation Table

During the 2016 fiscal year, we paid our directors approximately $650 per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and the option to purchase the remaining 9,000 shares vested in equal portions on February 14, 2015, 2016 and 2017, respectively. The option will expire on February 14, 2019. On November 22, 2016, the Board granted Mr. Guzy a 10-year option under the Company’s 2011 Plan, to purchase an additional 10,000 shares of the Company’s common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares will vest on March 29, 2017 and the option to purchase the remaining 40% or 4,000 shares will vest in two equal portions on March 29, 2018 and 2019, respectively. The option will expire on November 21, 2026.

On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 15,600 shares, 10,400 shares and 10,400 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 30% or 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 23,400 shares, 15,600 shares and 15,600 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company’s investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. Dr. Leatt will receive a base fee of $5,000 per month as compensation for his services, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 22, 2017, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,040,707	38.05%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	41,667	0.77%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	70,200	1.30%
X	-	All officers and directors as a group (persons named above)		2,152,574	40.13%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers		369,200	6.88%
-	X			24,000	20.00%
X		Christian Matthias Weise		398,096	7.42%
X		Jason Hirschman		281,500	5.24%

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

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 shares of common stock authorized with 5,362,992 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Includes a 10-year option to purchase 52,000 shares of the Company’s common stock at $2.60 per share, issued to Dr. Leatt under the Company’s 2011 Plan on March 28, 2016. On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10- year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 15,600 shares, 10,400 shares and 10,400 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

(5)

Includes a vested 5-year option to purchase 15,000 shares of the Company’s common stock at $1.00 per share, issued to Mr. Guzy under the Company’s 2011 Plan on February 14, 2014. On November 22, 2016, Mr. Guzy also received a 10-year option to purchase 10,000 shares of the Company’s common stock at $2.60 per share under the Company’s 2011 Plan, 6,000 of which will vest on March 29, 2017 and the remaining 4,000 of which will vest in two equal parts on March 29, 2018 and 2019.

(6)

Includes a 10-year option to purchase 78,000 shares of the Company’s common stock at $2.60 per share, issued to Mr. Macdonald under the Company’s 2011 Plan on March 29, 2016. On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 30% or 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the remaining options to purchase 23,400 shares, 15,600 shares and 15,600 shares will vest on March 29, 2017, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties totaled $291,781 and $480,689 for the years ended December 31, 2016 and 2015, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Audit Fees	$106,750	$96,000
Audit-Related Fees	15,000	12,000
Tax Fees	8,193	15,950
All Other Fees	-	-
TOTAL	$129,943	$123,950

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2016.

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

4.2	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.3*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
4.8*	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
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

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC as amended.
10.8*	Lease Agreement, dated December 5, 2016, between Leatt Corp. and AJ Brutus Investments cc.
10.9	Leatt Distributor Form Business Terms, dated February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.10*	Premium Finance Agreement, dated October 13, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 1, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended)
10.13

Premium Finance Agreement, dated October 19, 2015, between AFCO Acceptance Corp and Leatt Corp. ((incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on March 18, 2016)

10.14	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.15

Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.16

Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.17

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

_________________________________

*	Filed herewith
**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 29, 2017

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 29, 2017
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 29, 2017
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 29, 2017
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Leatt Corporation

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2016. LEATT CORPORATION’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements,assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of LEATT CORPORATION as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Vienna, Virginia
March 29, 2017

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

ASSETS

	2016	2015
Current Assets
Cash and cash equivalents	$1,103,003	$1,054,750
Short-term investments	58,196	58,172
Accounts receivable	2,217,840	2,901,699
Inventory	4,578,125	4,241,140
Payments in advance	569,498	208,030
Income tax refunds receivable	83,567	-
Prepaid expenses and other current assets	847,032	1,070,774
Total current assets	9,457,261	9,534,565

Property and equipment, net	1,190,688	1,313,325
Deferred tax asset	108,300	115,000

Other Assets
Other receivables	-	90,000
Deposits	24,892	16,493
Intangible assets	69,133	61,273
Total other assets	94,025	167,766

Total Assets	$10,850,274	$11,130,656

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,021,618	$2,560,980
Income taxes payable	-	384,950
Short term loan, net of finance charges	542,532	658,639
Total current liabilities	3,564,150	3,604,569

Deferred tax liabilities	65,400	73,000

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,362,992 and 5,231,823 shares issued and outstanding	130,053	130,040
Additional paid - in capital	7,469,694	7,346,782
Accumulated other comprehensive loss	(610,083)	(710,032)
Retained earnings	228,060	683,297
Total stockholders' equity	7,220,724	7,453,087

Total Liabilities and Stockholders' Equity	$10,850,274	$11,130,656

The accompanying notes are an integral part of these consolidated financial statements.	F-3

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Revenues	$16,416,465	$18,343,172

Cost of Revenues	8,178,017	8,741,131

Gross Profit	8,238,448	9,602,041

Product Royalty Income	103,366	182,485

Operating Expenses
Salaries and wages	2,332,167	2,225,646
Commissions and consulting expenses	566,105	570,937
Professional fees	538,076	845,575
Advertising and marketing	1,588,599	1,498,307
Office rent and expenses	258,950	246,616
Research and development costs	1,443,451	1,180,227
Bad debt expense	62,667	124,213
General and administrative expenses	1,873,981	1,793,698
Depreciation	409,534	371,089
Total operating expenses	9,073,530	8,856,308

Income (Loss) from Operations	(731,716)	928,218

Other Income
Interest and other income, net	97,521	32,304
Total other income	97,521	32,304

Income (Loss) Before Income Taxes	(634,195)	960,522

Income Taxes	(178,958)	385,590

Net Income (Loss) Available to Common Shareholders	$(455,237)	$574,932

Net Income (Loss) per Common Share
Basic	$(0.09)	$0.11
Diluted	$(0.08)	$0.10

Weighted Average Number of Common Shares Outstanding
Basic	5,310,966	5,216,483
Diluted	5,448,942	5,537,476

Comprehensive Income (Loss)
Net Income (Loss)	$(455,237)	$574,932
Other comprehensive income (loss), net of $17,100 and $43,100 deferred income taxes in 2016 and 2015
Foreign currency translation	99,949	(331,601)

Total Comprehensive Income (Loss)	$(355,288)	$243,331

The accompanying notes are an integral part of these consolidated financial statements.	F-4

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2015	120,000	$3,000	5,200,623	$130,008	$7,314,136	$(378,431)	$108,365	$7,177,078
Compensation cost recognized in connection with stock options	-	-	-	-	1,478	-	-	1,478
Exercise of stock options	-	-	31,200	32	31,168	-	-	31,200
Net income	-	-	-	-	-	-	574,932	574,932
Foreign currency translation adjustment	-	-	-	-	-	(331,601)	-	(331,601)
Balance, December 31, 2015	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087
Compensation cost recognized in connection with stock options	-	-	-	-	157,458	-	-	157,458
Exercise of stock options	-	-	39,000	39	38,961	-	-	39,000
Options exercised on a cashless basis	-	-	118,620	-	-	-	-	-
Cancellation of shares	-	-	(26,451)	(26)	(73,507)	-	-	(73,533)
Net loss	-	-	-	-	-	-	(455,237)	(455,237)
Foreign currency translation adjustment	-	-	-	-	-	99,949	-	99,949
Balance, December 31, 2016	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724

The accompanying notes are an integral part of these consolidated financial statements.	F-5

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	2016	2015

Cash flows from operating activities
Net income (loss)	$(455,237)	$574,932
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	409,534	371,089
Deferred income taxes	(900)	(22,468)
Stock-based compensation	157,458	1,478
Other income	(73,533)	-
Bad debts	(30,446)	28,258
Inventory reserve	5,592	(1,078)
Gain on sale of property and equipment	-	(27,101)
(Increase) decrease in:
Accounts receivable	714,305	1,309,341
Inventory	(342,577)	(836,208)
Payments in advance	(361,468)	137,376
Prepaid expenses and other current assets	223,742	(76,771)
Income tax refunds receivable	(83,567)	25,299
Other receivables	90,000	120,000
Deposits	(8,399)	1,487
Increase (decrease) in:
Accounts payable and accrued expenses	460,638	(419,905)
Income taxes payable	(384,950)	53,950
Net cash provided by operating activities	320,192	1,239,679

Cash flows from investing activities
Capital expenditures	(239,336)	(813,912)
Proceeds from sale of property and equipment	-	33,367
Increase in short-term investments, net	(24)	(19)
Net cash used in investing activities	(239,360)	(780,564)

Cash flows from financing activities
Issuance of common stock	39,000	31,200
Proceeds from (repayments of ) short-term loan, net	(116,107)	32,510
Net cash provided by (used in) financing activities	(77,107)	63,710

Effect of exchange rates on cash and cash equivalents	44,528	(192,782)

Net increase in cash and cash equivalents	48,253	330,043

Cash and cash equivalents - beginning of year	1,054,750	724,707

Cash and cash equivalents - end of year	$1,103,003	$1,054,750

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,779	$11,645
Cash paid for income taxes	$273,359	$395,672

Other noncash investing and financing activities
Common stock issued for services	$157,458	$1,478
Cancellation of shares as settlment of debt	$(73,533)	$-

The accompanying notes are an integral part of these consolidated financial statements.	F-6

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. United States sales and marketing are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The Company established a wholly-owned subsidiary, Leatt New Zealand Limited (“New Zealand Limited”) during the first quarter of 2009. This Company acted as the distributor of Leatt-Brace® products in New Zealand, until the 4th quarter of 2011 when operations of New Zealand Limited ceased. As of December 31, 2016, all remaining assets had been distributed to Leatt Corporation and the entity was in the process of being dissolved.

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
DECEMBER 31, 2016 AND 2015

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

Short-term investments - The Company’s short-term investments consist of a certificate of deposit with a maturity of greater than three months but less than twelve months.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (Continued) - Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2016 and 2015 was $100,878 and $131,324, respectively.

Inventory - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2016 and 2015 was $166,107 and $160,515, respectively.

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

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2016 and 2015.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2016 or 2015.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous short-term loan was payable in monthly installments of $71,952 over eleven months including interest at 2.897% and has been paid in full. The current short-term loan is payable in monthly installments of $58,921 over eleven months including interest at 3.397% .

The Company carries directors and officers’ liability insurance. The Company finances payment of its short-term insurance premiums over a period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $5,375 at 3.397% annual interest rate.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Patent-related Costs - In connection with the Company’s license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $107,738 and $137,549, respectively for the years ended December 31, 2016 and 2015.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company’s reporting currency. Assets and liabilities of the Company’s foreign operations, consisting of its South African Branch and New Zealand, denominated in local currencies, SA RAND and NEW ZEALAND DOLLAR respectively, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled $99,949 and ($331,601), respectively, during the years ended December 31, 2016 and 2015.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2016 and 2015, the Company has no unrecognized tax benefits.

Net Income (Loss) Per Share of Common Stock - Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2016, the Company had 473,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 30,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income (loss) per share. For the year ended December 31, 2015, the Company had 379,000 potential common shares, consisting of 120,000 preferred shares and 259,000 stock options outstanding that were included in diluted net income (loss) per share.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income (loss) at December 31, 2016 and 2015 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2016, and 2015, the Company’s uninsured bank balances totaled $874,024 and $834,299, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2016 and December 31, 2015, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 13% and 7%, respectively, of annual U.S. revenue.

As of December 31, 2016 and 2015, $316,976, or 14% and $95,507, or 3% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2016 and 2015, the Company's international revenue was concentrated in one and two customers that accounted for approximately 9% and 24%, respectively, of annual international revenue. As of December 31, 2016 and 2015, $24,394, or 1%, and $344,589, or 12%, of the Company's accounts receivable, respectively, were due from these international customers.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2016 and 2015, annual revenues associated with international customers were $9,685,191 and $11,642,970, or 59% and 63% of total revenue, respectively.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued) - The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning that the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning that the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company plans to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018, and not restate prior periods. The Company has continued to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. We are in the process of reviewing our revenue arrangements, which we expect to include product sales and royalty payments, and are not yet able to estimate the anticipated impact to our consolidated financial statements from the implementation of the new standard as we continue to interpret the principles of the new standard.

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

In March 2016, the FASB issued Accounting Standards Update No 2016-09 “Improvements to Employee Share-Based Payment Accounting ("ASC 2016-09").” ASC 2016-09 will change certain aspects of accounting for share-based payments to employees. The new guidance will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued) - In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows” ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2017. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

NOTE 3 -	INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products.

In performing such evaluations, the Company utilizes historical experience as well as current market information. All products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2016 and 2015 was $166,107 and $160,515, respectively. During the years ended December 31, 2016 and 2015 the Company wrote off and destroyed $119,785, and $356,369, respectively, of product which was deemed to be obsolete.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2016, and 2015 consisted of the following:

	2016	2015

Land	$355,397	$314,994
Moulds and tools	2,676,000	2,507,494
Computer equipment and software	493,261	441,744
Office and other equipment	389,246	361,582
Vehicles	208,831	174,118
Leasehold improvements	95,590	84,579
	$4,218,325	$3,884,511

Accumulated depreciation	(3,027,637)	(2,571,186)
Property and equipment, net	$1,190,688	$1,313,325

NOTE 5 -	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $569,498 and $208,030 as of December 31, 2016 and 2015 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted and the shareholders subsequently approved the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum shares from 460,000 to 920,000. The maximum number of shares of common stock which may be issued under the Plan is 920,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five-year or ten-year period. Shares are generally issued at the fair market value on the date of issuance.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 6 -	STOCKHOLDERS’ EQUITY (Continued)

In March, options to purchase 323,000 of the Company’s common stock were granted to key employees and to the outside director under the Plan at the exercise price of $ 2.60 per share, exercisable over a 5-year period. On the date of grant 27% of the shares underlying these options immediately vested with a compensation expense of $154,440 and the remaining 73% of the shares were unvested with unrecognized compensation values of $ 426,960. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2016, was $ 1.80 per share.

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification. The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value. Additional compensation expense for the 27% already vested shares of $1,716 has been recognized and included in share based compensation, with the additional 73% unvested shares having additional unrecognized compensation value of $4,744.

During the year ended December 31, 2014, options to purchase 90,000 shares of the Company’s common stock were granted under the Plan, to key employees and to the outside director at the exercise price of $1.00 per share, exercisable over a 5-year period. On the grant date 40% of the shares underlying these options immediately vested with a compensation expense of $2,426 and the remaining 60% of the shares were unvested with unrecognized compensation values of $3,640. During the year ended December 31, 2015 an additional 20% of the underlying shares vested with a compensation expense of $1,478 and during the year ended December 31, 2016 an additional 20% of the underlying shares vested with a compensation expense of $1,302. The unrecognized compensation costs as of December 31, 2016 was $ 1,302, which is expected to be recognized in the next year. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2014, was $0.07 per share.

	2014 Options Granted	2016 Options Granted	Modification to 2016 Options Granted
Expected term in years	5	5	10
Years Risk-free interest rate	3.38%	2.20%	2.69%
Expected volatility	22.85%	0.88%	0.57%
Expected dividend yield	0.00%	0.00%	0.00%

The expected volatility was determined with reference to the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options granted represents the period of time during which the options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury rate in effect at the time of grant.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 6 -	STOCKHOLDERS’ EQUITY (Continued)

Total stock-based compensation expense related to vested stock options during the year ended December 31, 2016 was $157,458. As of December 31, 2016, there were $433,006 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next four years.

A summary of information related to stock option activity during the years ended December 31, 2016 and 2015 is as follows:

	Outstanding	Weighted -	Aggregate
	Stock	Average Exercise	Intrinsic
	Options	Price	Value

Options outstanding at January 1, 2015	290,200	$1.00	$156,708
Stock options exercised	(31,200)	$1.00

Options outstanding at December 31, 2015	259,000	$1.00	$898,730
Stock options granted	323,000	$2.60
Stock options exercised	(229,000)	$1.00

Options outstanding at December 31, 2016	353,000	$1.00 to $2.60	$45,000

Options vested and exercisable at December 31, 2016	97,800	$1.00 to $2.60	$18,000

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2016 is one to ten years.

In addition, on April 7, 2016, the Company issued 26,220 shares of common stock to employees who exercised employee stock options in a cashless exercise; and on March 29, 2016 an employee exercised stock options for the issuance 39,000 shares for $39,000. On May 24, 2016, the Company also cancelled and returned 26,451 shares of common stock, granted to a former employee, to authorized and unissued status in settlement of a legal matter. The fair value of the shares as of the date of cancellation was $73,533 and is included in other income for the year ended December 31, 2016. On September 1, 2016, the Company issued an additional 92,400 shares of common stock to employees who exercised employee stock options in a cashless exercise.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 7 -	INCOME TAXES

The Company’s income tax expense (benefit) for the years ended December 31, 2016 and 2015 consists of the following components:

	2016	2015

Current
Federal	$(196,758)	$406,458
State	1,600	1,600
	(195,158)	408,058

Deferred
Federal	16,200	(22,468)
	16,200	(22,468)

Income tax expense	$(178,958)	$385,590

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2016	2015
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	-4.00%	2.00%
Timing and permanent differences	-2.00%	4.00%
	28.00%	40.00%

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 7 -	INCOME TAXES (Continued)

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income. Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2016 and 2015 consist of the following:

	2016	2015
Deferred tax assets:
Accounts receivable	$34,300	$45,000
Inventory	56,500	54,000
Vacation accrual	17,500	16,000
Net operating loss carryforwards	1,307,300	1,434,000
Less valuation allowance	(1,307,300)	(1,434,000)
Deferred tax assets, net	$108,300	$115,000

Deferred tax liabilites:
Depreciation	$65,400	$73,000
Deferred tax liabilities, net	$65,400	$73,000

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2016 and 2015, the Company has approximately $14,785,300 and $16,220,800 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2016, the tax years that remain subject to examination are 2013 to 2016 for federal and 2013 to 2016 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2016 or 2015. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 8 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $291,781 and $437,349 for the years ended December 31, 2016 and 2015. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2016 and 2015, accrued royalties totaled $26,455 and $22,598.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company’s founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $35,639 are payable in terms of the agreement effective, May 15, 2015 and totaled $427,668 and $267,293 for the years ended December 31, 2016 and 2015, respectively.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016 AND 2015

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease was renewed on February 23, 2016 and continues through April 30, 2017. The lease agreement calls for monthly base rent in the amount of $10,016.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on November 30, 2016 and continues through December 15, 2018. The lease agreement calls for an initial monthly rent of $4,611.

Minimum lease payments under non-cancellable operating lease agreements in each of the years subsequent to December 31, 2016 are as follows:

2017	$95,397
2018	$53,030

Rent expense totaled $211,601 and $207,849, respectively, for the years ended December 31, 2016 and 2015.

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

The Company has evaluated all subsequent events through March 29, 2017, the date the financial statements were released.

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

4.2	Leatt Corp. 2011 Equity Incentive Plan (incorporated by reference to Exhibit 4.5 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
4.3*	Stock Option Agreement, dated March 28, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4*	Stock Option Agreement, dated March 28, 2016, between Leatt Corp. and Sean Macdonald
4.5*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6*	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy (incorporated by reference to Exhibit 4.10 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
4.8*	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
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

10.7*	Lease Agreement, dated September 11, 2012, between Two Eleven Distribution LLC and Center Pointe Properties, LLC as amended.
10.8*	Lease Agreement, dated December 5, 2016, between Leatt Corp. and AJ Brutus Investments cc.
10.9	Leatt Distributor Form Business Terms, dated February 10, 2010 (incorporated by reference to Exhibit 10.11 to the Company’s registration statement on Form 10-12G, filed on October 9, 2012)
10.10*	Premium Finance Agreement, dated October 13, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 1, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Employment Agreement, dated January 1, 2014, between Leatt Corp. and Sean Macdonald (as amended)
10.13

Premium Finance Agreement, dated October 19, 2015, between AFCO Acceptance Corp and Leatt Corp. ((incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K, filed on March 18, 2016)

10.14	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp. (incorporated by reference to Exhibit 10.17 to the Company’s annual report on Form 10-K, filed on March 19, 2014)
10.15

Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.16

Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K, filed on July 8, 2015)

10.17

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

___________________________________

*	Filed herewith
**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2016 and 2015; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2016 and 2015; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.