Form 10-Q
period 2017-03-31
Leatt Corp
filed 2017-05-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2017

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road,
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

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,362,992

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2017

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

Page(s)
Financial Statements
Consolidated Balance Sheets	4
Consolidated Statements of Operations and Comprehensive Income	5
Consolidated Statement of Changes in Stockholders' Equity	6
Consolidated Statements of Cash Flows	7
Notes to Consolidated Financial Statements	8 - 11

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2017	December 31, 2016
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,143,509	$1,103,003
Short-term investments	58,201	58,196
Accounts receivable	2,964,288	2,217,840
Inventory	3,512,369	4,578,125
Payments in advance	746,979	569,498
Income tax refunds receivable	-	83,567
Prepaid expenses and other current assets	461,428	847,032
Total current assets	8,886,774	9,457,261

Property and equipment, net	1,184,818	1,190,688
Deferred tax asset	170,300	108,300

Other Assets
Deposits	25,494	24,892
Intangible assets	72,716	69,133
Total other assets	98,210	94,025

Total Assets	$10,340,102	$10,850,274

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,187,020	$3,021,618
Income taxes payable	64,391	-
Short term loan, net of finance charges	300,773	542,532
Total current liabilities	2,552,184	3,564,150

Deferred tax liabilities	65,400	65,400

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,362,992 and 5,362,992 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,646,807	7,469,694
Accumulated other comprehensive loss	(557,362)	(610,083)
Retained earnings	500,020	228,060
Total stockholders' equity	7,722,518	7,220,724

Total Liabilities and Stockholders' Equity	$10,340,102	$10,850,274

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2017	2016
	Unaudited	Unaudited

Revenues	$5,817,769	$4,827,492

Cost of Revenues	2,907,670	2,313,657

Gross Profit	2,910,099	2,513,835

Product Royalty Income	10,956	13,882

Operating Expenses
Salaries and wages	759,243	681,302
Commissions and consulting expenses	153,048	166,071
Professional fees	310,791	181,659
Advertising and marketing	401,554	361,593
Office rent and expenses	66,051	64,190
Research and development costs	323,243	342,815
Bad debt expense (recovery)	(4,641)	2,827
General and administrative expenses	401,413	446,946
Depreciation	88,965	104,517
Total operating expenses	2,499,667	2,351,920

Income from Operations	421,388	175,797

Other Expenses
Interest and other income, net	(2,988)	(1,941)
Total other expenses	(2,988)	(1,941)

Income Before Income Taxes	418,400	173,856

Income Taxes	146,440	60,876

Net Income Available to Common Shareholders	$271,960	$112,980

Net Income per Common Share
Basic	$0.05	$0.02
Diluted	$0.05	$0.02

Weighted Average Number of Common Shares Outstanding
Basic	5,362,992	5,233,272
Diluted	5,499,103	5,545,027

Comprehensive Income
Net Income	$271,960	$112,980
Other comprehensive income, net of $0 and $0 deferred income taxes in 2017 and 2016
Foreign currency translation	52,721	23,049

Total Comprehensive Income	$324,681	$136,029

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2017

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total
Balance, January 1, 2017	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724
Compensation cost recognized in connection with stock options	-	-	-	-	177,113	-	-	177,113
Net income	-	-	-	-	-	-	271,960	271,960
Foreign currency translation adjustment	-	-	-	-	-	52,721	-	52,721
Balance, March 31, 2017	120,000	$3,000	5,362,992	$130,053	$7,646,807	$(557,362)	$500,020	$7,722,518

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2017 AND 2016

	2017	2016

Cash flows from operating activities
Net income	$271,960	$112,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	88,965	104,517
Deferred income tax	(62,000)	-
Stock-based compensation	177,113	155,742
Inventory reserve	117,039	8,089
Bad debt	(6,717)	-
(Increase) decrease in:
Accounts receivable	(739,731)	475,585
Inventory	948,717	216,935
Payments in advance	(177,481)	(128,435)
Prepaid expenses and other current assets	385,604	242,714
Income tax refunds receivable	83,567	-
Other receivables	-	30,000
Deposits	(602)	(211)
Increase (decrease) in:
Accounts payable and accrued expenses	(834,598)	(492,863)
Income taxes payable	64,391	(139,150)
Net cash provided by operating activities	316,227	585,903

Cash flows from investing activities
Capital expenditures	(61,267)	(12,037)
Increase in short-term investments, net	(5)	(8)
Net cash used in investing activities	(61,272)	(12,045)

Cash flows from financing activities
Repayments of short-term loan, net	(241,759)	(217,511)
Net cash used in financing activities	(241,759)	(217,511)

Effect of exchange rates on cash and cash equivalents	27,310	5,628

Net increase in cash and cash equivalents	40,506	361,975

Cash and cash equivalents - beginning	1,103,003	1,054,750

Cash and cash equivalents - ending	$1,143,509	$1,416,725

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$3,443	$3,483
Cash paid for income taxes	$60,482	$200,027

Other noncash investing and financing activities
Common stock issued for services	$177,113	$155,742
Common stock issued in exchange for a receivable	$-	$39,000

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2016 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 2017. The consolidated balance sheet as of March 31, 2017 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2017 and 2016, changes in stockholders’ equity for the three months ended March 31, 2017, cash flows for the three months ended March 31, 2017 and 2016, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2017 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2016 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the three months ended March 31, 2017 and 2016, was $283,146 and $168,804, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2017 was zero. There was no impairment of intangible assets at March 31, 2017.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $58,921 over an eleven-month period at an APR of 3.397% and the South African short-term loan is payable in monthly installments of $1,813 over a ten-month period at a flat interest rate of 4.10% ..

The Company also carries directors’ and officers’ liability insurance. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $5,375 at a 3.397% annual interest rate.

In addition, the Company carries Network Security/Privacy insurance. The Company finances payment of its short-term insurance premiums over the period of coverage over six months. The short-term loan is payable in five payments of $ 1,453 at a 3.397% annual interest rate.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2017, the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2017, the Company had 473,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 30,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 7 – Common Stock

Stock-based compensation expense related to vested stock options during the quarter ended March 31, 2017 was $177,113. As of March 31, 2017 there was $255,893 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

Note 8 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted the new standard on January 1, 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 “Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09").” ASU 2016-09 amends the guidance on several aspects of accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, accounting for forfeitures, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company adopted the new standard on January 1, 2017. The Company elected to apply the amendments related to the classification of excess tax benefits on the statement of cash flows on a prospective basis, and prior periods were not adjusted. The adoption of this ASU did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which further clarifies the definition of a business in an effort to assist entities in evaluating whether a set of transferred assets constitutes a business. Under this new guidance, if substantially all of the fair value of gross assets acquired is concentrated in a single asset or similar asset group, the set of transferred assets would not meet the definition of a business and no further evaluation is necessary. If this threshold is not met, the entity would then evaluate whether the set of transferred assets and activities meets the requirement that a business include, at a minimum, an input and a process that together have the ability to create an output. This guidance is effective for annual and quarterly periods beginning after December 15, 2017, with early adoption permitted. The Company expects to adopt the ASU beginning January 1, 2018.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company is required to adopt this ASU for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this new guidance will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09, as amended, outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in this update defers the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for the first interim period within an annual period beginning after December 15, 2017, and early adoption is not permitted. The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning that the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning that the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company plans to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018, and not restate prior periods. The Company continues to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. The Company is in the process of reviewing its revenue arrangements, which are expected to include product sales and royalty payments, and is not yet able to estimate the anticipated impact to the consolidated financial statements from the implementation of the new standard as the Company continues to interpret the principles of the new standard.

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

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The ASU clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company is evaluating the new standard to determine the impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

Two Eleven, our California subsidiary, renewed their lease agreement for their current premises. The lease agreement leases a 14,101- square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Harold & Bonnie Peace Trust, dated March 30, 2017. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The new lease agreement, dated March 30, 2017, calls for a monthly base rent in the amount of $ 10,216 beginning May 1, 2017 for a period of five years until April 30, 2022, with a maximum annual increase of 3%.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this quarterly report to:

  “Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven and Three Eleven;
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
  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR12.9748 for its March 31, 2017 balance sheet.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Certain products, such as the Moto GPX was tested by BMW Motorrad (Germany) and reviewed by KTM (Austria). The Company is also in discussions with governing and racing bodies, such as the Fédération Internationale de l'Automobile (FIA), the Fédération Internationale de Motocyclisme (FIM) and the National Association for Stock Car Auto Racing (NASCAR), to have the Leatt-Brace® accredited by these bodies.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2017 and 2016 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

The following table summarizes the results of our operations during the three-month periods ended March 31, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2017	2016	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$5,817,769	$4,827,492	$990,277	21%
COST OF REVENUES	2,907,670	2,313,657	$594,013	26%
GROSS PROFIT	2,910,099	2,513,835	$396,264	16%
PRODUCT ROYALTY INCOME	10,956	13,882	$(2,926)	-21%
OPERATING EXPENSES
Salaries and Wages	759,243	681,302	$77,941	11%
Commissions and Consulting	153,048	166,071	$(13,023)	-8%
Professional Fees	310,791	181,659	$129,132	71%
Advertising and Marketing	401,554	361,593	$39,961	11%
Office Rent and Expenses	66,051	64,190	$1,861	3%
Research and Development Costs	323,243	342,815	$(19,572)	-6%
Bad Debt Expense (Recovery)	(4,641)	2,827	$(7,468)	-264%
General and Administrative	401,413	446,946	$(45,533)	-10%
Depreciation	88,965	104,517	$(15,552)	-15%
Total Operating Expenses	2,499,667	2,351,920	$147,747	6%
INCOME FROM OPERATIONS	421,388	175,797	$245,591	140%
Other Expenses	(2,988)	(1,941)	$(1,047)	54%
INCOME BEFORE INCOME TAXES	418,400	173,856	$244,544	141%
Income Taxes	146,440	60,876	$85,564	141%
NET INCOME	$271,960	$112,980	$158,980	141%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the three months ended March 31, 2017 were $5.82 million, a 21% increase, compared to revenues of $4.83 million for the quarter ended March 31, 2016. Revenues associated with international customers were $3.99 million and $2.96 million, or 69% and 61% of revenues, respectively, for the three months ended March 31, 2017 and 2016. The increase in worldwide revenues is primarily attributable to a $0.42 million increase in neck brace sales, a $0.56 million increase in body armor sales and a $0.2 million increase in sales of other products, parts and accessories that was partially offset by a $0.20 million decrease in helmet sales.

The following table sets forth our revenues by product line for the three months ended March 31, 2017 and 2016:

		Three months ended March 31,
	2017	% of Revenues	2016	% of Revenues
Neck braces	$2,010,574	35%	$1,593,731	33%
Body armor	2,753,522	47%	2,190,476	45%
Helmets	611,252	10%	808,555	17%
Other Products, Parts and Accessories	442,421	8%	234,730	5%
	$5,817,769	100%	$4,827,492	100%

Sales of our flagship neck brace accounted for $2.01 million and $1.59 million, or 35% and 33% of our revenues for the quarters ended March 31, 2017 and 2016, respectively. The 26% increase in neck brace revenues was due to an increase in the volume of neck braces sold to our customers both in the United States and abroad.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $2.75 million and $2.19 million, or 47% and 45% of our revenues for the quarters ended March 31, 2017 and 2016, respectively. The 26% increase in body armor revenues was primarily due to a 26% increase in the volume of upper body protectors sold globally during the period. Additionally, sales of the Company’s C- Frame knee brace line increased significantly in the United States and abroad due to the introduction of the C-Frame Pro Knee Brace.

Our Helmets accounted for $0.61 million and $0.81 million, 10% and 17% of our revenues for the quarters ended March 31, 2017 and 2016. Although the Company successfully shipped initial shipments of our DBX All Mountain helmet, the 24% decrease in Helmet revenues is due to the initial stocking shipments of our GPX 5.5 Composite, GPX 6.5 Carbon, DBX 6.0 Carbon helmets and DBX 5.0 Composite helmets to our international customers during the first quarter of 2016.

Our other products, parts and accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.44 million and $0.23 million, or 8% and 5% of our revenues for the quarters ended March 31, 2017 and 2016, respectively. The increase in revenues from the sale of other products, parts and accessories is primarily due to the inclusion of our GPX and DBX apparel lines designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2017 and 2016 were $2.91 million and $2.31 million, respectively. Gross Profit for the quarters ended March 31, 2017 and 2016 were $2.91 million and $2.51 million, respectively, or 50% and 52% of revenues respectively. Body armor and other products, parts and accessories continue to generate a lower gross margin than our neck brace and helmet products. Body armor and other products, parts and accessory revenues combined accounted for 55% and 50% of our revenues for the quarters ended March 31, 2017 and 2016 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2017 and 2016 were $10,956 and $13,882, respectively. The 21% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2017 period.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2017 and 2016 were $759,243 and $681,302, respectively. This 11% increase in salaries and wages during the 2017 period was primarily due to the employment of additional sales and marketing personnel based in Europe as well as the vesting of share options issued to key personnel during the three-month period ended March 31, 2017.

Commissions and Consulting Expense – During the quarters ended March 31, 2017 and 2016, commissions and consulting expenses were $153,048 and $166,071, respectively. This 8% decrease in commissions and consulting expenses is primarily due to the restructuring of commissions paid to the Company's internal and external US sales staff.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2017 and 2016 were $310,791 and $181,659, respectively. This 71% increase in professional fees is primarily due to increased spending on product liability litigation during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motor sport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended March 31, 2017 and 2016 were $401,554 and $361,593, respectively. The 11% increase in advertising and marketing expenditures during the 2017 period is primarily due to the Company’s continued implementation of both cash and product sponsorship as well as marketing campaigns designed to promote the Company's widening product range.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2017 and 2016 were $66,051 and $64,190, respectively and in line with lease escalation clauses in the leases.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2017 and 2016, decreased to $323,243, from $342,815, during the same 2016 quarter. The 6% decrease in research and development costs is a result of extensive helmet development costs incurred to extend the Company’s growing product range during the first quarter of 2016.

Bad Debt Expense / (Recovery) – Bad Debt Expense / Recovery for the quarters ended March 31, 2017 and 2016 was ($4,641) and $2,827, respectively. This decrease in Bad Debt Expense is primarily the result of the recovery of a previously unrecoverable debt in the 2017 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2017 and 2016 were $401,413 and $446,946, respectively. The 10% decrease in general and administrative expenses is primarily as a result of a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2017 and 2016 was $88,965 and $104,517, respectively. This 15% decrease in depreciation is primarily as a result of certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $147,747, to $2,499,667, in the three months ended March 31, 2017, or 6%, compared to $2,351,920 in the 2016 period. This increase is primarily due to increased professional fees, as well as increased salaries and wages, which were partially offset by decreased general and administrative costs as discussed above.

Net Income – The net income after income taxes for the quarter ended March 31, 2017 was $271,960 as opposed to a net income after income taxes of $112,980 for the quarter ended March 31, 2016. This 141% increase in net income is due to increased revenues that were partially offset by increased operating expenses discussed above.

Liquidity and Capital Resources

At March 31, 2017, we had cash and cash equivalents of $1.14 and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2017	2016
Net cash provided by operating activities	$316,227	$585,903
Net cash used in investing activities	$(61,272)	$(12,045)
Net cash used in financing activities	$(241,759)	$(217,511)
Effect of exchange rate changes on cash and cash equivalents	$27,310	$5,628
Net increase in cash and cash equivalents	$40,506	$361,975
Cash and cash equivalents at the beginning of period	$1,103,003	$1,054,750
Cash and cash equivalents at the end of period	$1,143,509	$1,416,725

Cash increased by $40,506, or 4%, for the three months ended March 31, 2017. The primary sources of cash for the three months ended March 31, 2017 were a net income of $271,960, decreased inventory of $948,717, and decreased prepaid expenses and other current assets of $385,604. The primary uses of cash for the three months ended March 31, 2017 were decreased accounts payable and accrued expenses of $834,598, increased accounts receivable of $739,731 and the repayment of a short-term loan amounting to $241,759. As of March 31, 2017, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 13, 2016, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commencing on November 1, 2016 and ending on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2017, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 9, 2016, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $59,120 in eleven payments of $5,375 at a 3.397% annual interest rate, commencing on June 1, 2016 and ending on April 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2017, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the three-month periods ended March 31, 2017 and 2016 was $283,146 and $168,804, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the three-month periods ended March 31, 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence and punitive damages. The Company believes that the lawsuit is without merit and intends to vigorously defend itself. The trial is scheduled for October 30, 2017.

  On October 27, 2016, the Company was served with a complaint by Simpson Performance Products, Inc. for patent infringement based on the United States Patent No. 9,351,529 entitled “Multi-Point Tethering System for Head and Neck Restraint Devices” issued May 31, 2016, related to the sale of the Company’s MRX Pro. In this matter, there are multiple defendants. This matter has been settled.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2016.

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

________________________
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

Date: May 12, 2017	LEATT CORPORATION

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

___________________________
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