Form 10-Q
period 2017-06-30
Leatt Corp
filed 2017-08-11
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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
Yes [X]        No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]	Non-accelerated filer [_]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 7, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,366,382

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2017

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017 AND 2016

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2017	December 31, 2016
	Unaudited	Audited

Current Assets
Cash and cash equivalents	$1,362,037	$1,103,003
Short-term investments	58,207	58,196
Accounts receivable	1,637,718	2,217,840
Inventory	3,220,009	4,578,125
Payments in advance	643,455	569,498
Income tax refunds receivable	78,907	83,567
Prepaid expenses and other current assets	1,019,665	847,032
Total current assets	8,019,998	9,457,261

Property and equipment, net	1,624,669	1,190,688
Deferred tax asset	170,300	108,300

Other Assets
Deposits	25,448	24,892
Intangible assets	72,812	69,133
Total other assets	98,260	94,025

Total Assets	$9,913,227	$10,850,274

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,076,063	$3,021,618
Short term loan, net of finance charges	266,642	542,532
Total current liabilities	2,342,705	3,564,150

Deferred tax liabilities	65,400	65,400

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 and 5,362,992 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,646,807	7,469,694
Accumulated other comprehensive loss	(553,695)	(610,083)
Retained earnings	278,957	228,060
Total stockholders' equity	7,505,122	7,220,724

Total Liabilities and Stockholders' Equity	$9,913,227	$10,850,274

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$3,510,297	3,693,915$	9,328,066$	$8,521,407

Cost of Revenues	1,745,138	1,710,012	4,652,808	4,023,669

Gross Profit	1,765,159	1,983,903	4,675,258	4,497,738

Product Royalty Income	39,961	39,649	50,917	53,531

Operating Expenses
Salaries and wages	555,514	523,912	1,314,757	1,205,214
Commissions and consulting expenses	126,273	133,921	279,321	299,992
Professional fees	119,981	70,659	430,772	252,318
Advertising and marketing	407,781	352,801	809,335	714,394
Office rent and expenses	66,627	62,962	132,678	127,152
Research and development costs	322,155	338,244	645,398	681,059
Bad debt expense (recovery)	5,291	(25,384)	650	(22,557)
General and administrative expenses	434,077	514,852	835,490	961,798
Depreciation	102,490	106,481	191,455	210,998
Total operating expenses	2,140,189	2,078,448	4,639,856	4,430,368

Income (Loss) from Operations	(335,069)	(54,896)	86,319	120,901

Other Income (Expenses)
Interest and other income (expenses), net	(2,567)	70,750	(5,555)	68,809
Total other income (expenses)	(2,567)	70,750	(5,555)	68,809

Income (Loss) Before Income Taxes	(337,636)	15,854	80,764	189,710

Income Taxes	(116,573)	27,310	29,867	88,186

Net Income (Loss) Available to Common Shareholders	$(221,063)	$(11,456)	$50,897	$101,524

Net Income (Loss) per Common Share
Basic	$(0.04)	$-	$0.01	$0.02
Diluted	$(0.04)	$-	$0.01	$0.02

Weighted Average Number of Common Shares Outstanding
Basic	5,364,743	5,270,592	5,363,872	5,251,932
Diluted	5,496,278	5,508,380	5,496,278	5,489,720

Comprehensive Income (Loss)
Net Income (Loss)	$(221,063)	$(11,456)	$50,897	$101,524
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2017 and 2016
Foreign currency translation	3,667	8,870	56,388	31,919

Total Comprehensive Income (Loss)	$(217,396)	$(2,586)	$107,285	$133,443

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2017

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total
Balance, January 1, 2017	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724
Compensation cost recognized in connection with stock options	-	-	-	-	177,113	-	-	177,113
Options exercised on a cashless basis	-	-	3,390	-	-	-	-	-
Net income	-	-	-	-	-	-	50,897	50,897
Foreign currency translation adjustment	-	-	-	-	-	56,388	-	56,388
Balance, June 30, 2017	120,000	$3,000	5,366,382	$130,053	$7,646,807	$(553,695)	$278,957	$7,505,122

See accompanying notes to consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2017 AND 2016

	2017	2016

Cash flows from operating activities
Net income	$50,897	$101,524
Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	191,455	210,998
Deferred income taxes	(62,000)	-
Stock-based compensation	177,113	155,742
Other income	-	(73,533)
Bad debts	(2,024)	(22,557)
Inventory reserve	126,660	13,180
Loss on sale of property and equipment	49	-
(Increase) decrease in:
Accounts receivable	582,146	846,161
Inventory	1,231,456	264,821
Payments in advance	(73,957)	(398,506)
Prepaid expenses and other current assets	(172,633)	363,114
Income tax refunds receivable	4,660	-
Other receivables	-	60,000
Deposits	(556)	(220)
Decrease in:
Accounts payable and accrued expenses	(945,555)	(1,055,229)
Income taxes payable	-	(133,601)
Net cash provided by operating activities	1,107,711	331,894

Cash flows from investing activities
Capital expenditures	(603,180)	(52,629)
Increase in short-term investments, net	(11)	(12)
Net cash used in investing activities	(603,191)	(52,641)

Cash flows from financing activities
Proceeds from exercise of stock options	-	39,000
Repayments of short-term loan, net	(275,890)	(387,014)
Net cash used in financing activities	(275,890)	(348,014)

Effect of exchange rates on cash and cash equivalents	30,404	14,770

Net increase (decrease) in cash and cash equivalents	259,034	(53,991)

Cash and cash equivalents - beginning	1,103,003	1,054,750

Cash and cash equivalents - ending	$1,362,037	$1,000,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$6,898	$6,920
Cash paid for income taxes	$87,207	$221,787

Other noncash investing and financing activities
Common stock issued for services	$177,113	$155,742
Cancellation of common shares as settlement of a legal matter	$-	$(73,533)

See accompanying notes to consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2016 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 2017. The consolidated balance sheet as of June 30, 2017 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016, changes in stockholders’ equity for the six months ended June 30, 2017, cash flows for the six months ended June 30, 2017 and 2016, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2017 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the six months ended June 30, 2017 and 2016 was $292,767 and $173,695, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2017 was zero. There was no impairment of intangible assets at June 30, 2017.

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

The Company also carries directors’ and officers’ liability insurance and several other insurance policies. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $8,315 at a 3.900% annual interest rate.

In addition, the Company carries Network Security/Privacy insurance. The Company finances payment of its short-term insurance premiums over the period of coverage over six months. The short-term loan is payable in five payments of $1,453 at a 3.397% annual interest rate.

Note 5 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2017, the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2017, the Company had 467,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 24,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore not included in diluted net income per share.

Note 7 – Common Stock

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2017 was $177,113. As of June 30, 2017, there was $255,893 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

On May 22, 2017, the Company issued 3,390 shares of common stock to employees who exercised employee stock options in a cashless exercise.

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

Accounting Pronouncements Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this quarterly report to:

•	“Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven and Three Eleven;
•	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;
•	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;
•	“PRC”, and “China” are to the People’s Republic of China;
•	“Two Eleven” refers to Two Eleven Distribution, LLC, a California limited liability company;
•	“Three Eleven” are to Three Eleven Distribution (Pty) Limited, a South African Company;
•	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;
•	“South Africa” are to the Republic of South Africa;
•	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States.
•	“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
•	“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR12.9577 for its June 30, 2017 balance sheet.

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

Leatt earns revenues through the sale of its products through approximately 60 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to retailers in the United States and South Africa, respectively. Additionally, Two Eleven sells products directly to customers via Leatt’s online store.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2017 and 2016 included herein. The following tables set forth key components of our results of operations for the periods indicated, both in dollars and as a percentage of sales revenue and key components of our revenue for the periods indicated in dollars and percentages.

Three Months Ended June 30, 2017 compared to the Three Months Ended June 30, 2016

The following table summarizes the results of our operations during the three-month periods ended June 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2017	2016	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$3,510,297	$3,693,915	$(183,618)	-5%
COST OF REVENUES	1,745,138	1,710,012	$35,126	2%
GROSS PROFIT	1,765,159	1,983,903	$(218,744)	-11%
PRODUCT ROYALTY INCOME	39,961	39,649	$312	1%
OPERATING EXPENSES
Salaries and Wages	555,514	523,912	$31,602	6%
Commissions and Consulting	126,273	133,921	$(7,648)	-6%
Professional Fees	119,981	70,659	$49,322	70%
Advertising and Marketing	407,781	352,801	$54,980	16%
Office Rent and Expenses	66,627	62,962	$3,665	6%
Research and Development Costs	322,155	338,244	$(16,089)	-5%
Bad Debt Expense (Recovery)	5,291	(25,384)	$30,675	121%
General and Administrative	434,077	514,852	$(80,775)	-16%
Depreciation	102,490	106,481	$(3,991)	-4%
Total Operating Expenses	2,140,189	2,078,448	$61,741	3%
LOSS FROM OPERATIONS	(335,069)	(54,896)	$(280,173)	510%
Other Income (Expenses)	(2,567)	70,750	$(73,317)	-104%
INCOME (LOSS) BEFORE INCOME TAXES	(337,636)	15,854	$(353,490)	-2230%
Income Taxes	(116,573)	27,310	$(143,883)	-527%
NET LOSS	$(221,063)	$(11,456)	$(209,607)	1830%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the three months ended June 30, 2017 were $3.51 million, a 5% decrease, compared to revenues of $3.69 million for the quarter ended June 30, 2016. Revenues associated with international customers were $1.64 million and $1.83 million, or 47% and 50% of revenues, respectively, for the three months ended June 30, 2017 and 2016. This decrease in worldwide revenues is primarily attributable to a $0.20 million decrease in neck brace sales and a $0.09 million decrease in helmet sales that were partially offset by a $0.06 million increase in body armor sales and a $0.05 million increase in sales of other products, parts and accessories.

The following table sets forth our revenues by product line for the three months ended June 30, 2017 and 2016:

	Three months ended June 30
		% of		% of
	2017	Revenues	2016	Revenues

Neck braces	$1,095,390	31%	$1,300,052	35%
Body armor	1,853,412	53%	1,790,425	49%
Helmets	281,238	8%	374,659	10%
Other Products, Parts and Accessories	280,257	8%	228,779	6%
	$3,510,297	100%	$3,693,915	100%

Sales of our flagship neck brace accounted for $1.10 million and $1.30 million, or 31% and 35% of our revenues for the quarters ended June 30, 2017 and 2016, respectively. The 16% decrease in neck brace revenues is primarily attributable to a 17% decrease in the volume of neck braces sold to our customers worldwide.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $1.85 million and $1.79 million, or 53% and 49% of our revenues for the quarters ended June 30, 2017 and 2016, respectively. The 4% increase in body armor revenues was primarily the result of an increase in sales of the Company’s C-Frame knee brace line due to continued demand for the C-Frame Pro knee brace both in the United States and abroad.

Our helmets accounted for $0.28 million and $0.37 million, or 8% and 10% of our revenues for the three months ended June 30, 2017 and 2016, respectively. Although revenues from the sale of our range of bicycle helmets increased by 110% during the second quarter of 2017, sales of our motorcycle range of helmets decreased by 53%. The decrease in helmet sales was due to the large volume of initial stocking shipments of our GPX 5.5 Composite and GPX 6.5 Carbon helmets for motorcycle use to our customers globally during the second quarter of 2016.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.28 million and $0.23 million, or 8% and 6% of our revenues for the quarters ended June 30, 2017 and 2016, respectively. The 23% increase in revenues from the sale of other products, parts and accessories is primarily due to an increase in the sales volume of GPX and DBX apparel designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2017 and 2016 were $1.75 million and $1.71 million, respectively. Gross Profit for the quarters ended June 30, 2017 and 2016 were $1.77 million and $1.98 million, respectively, or 50% and 54% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 31% and 35% of our revenues for the quarters ended June 30, 2017 and 2016 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2017 and 2016 were $39,961 and $39,649, respectively. The 1% increase in product royalty income is due to a marginal increase in the sale of licensed products by licensees in the 2017 period.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2017 and 2016 were $555,514 and $ 523,912, respectively. This 6% increase in salaries and wages during the 2017 period was primarily due to the employment of additional sales and marketing personnel based in Europe.

Commissions and Consulting Expense – During the quarters ended June 30, 2017 and 2016, commissions and consulting expenses were $126,273 and $133,921, respectively. This 6% decrease in commissions and consulting expenses is primarily due to the restructuring of commissions paid to the Company’s US external sales representatives.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2017 and 2016 were $119,981 and $70,659, respectively. This 70% increase in professional fees is primarily due to increased spending on product liability litigation during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2017 and 2016 were $407,781 and $352,801, respectively. The 16% increase in advertising and marketing expenditures during the 2017 period is primarily due to the production and implementation of global marketing campaigns designed to support and promote the Company’s widening product range and target market reach.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2017 and 2016 were $66,627 and $62,962, respectively. This 6% increase in office rent and expenses during the 2017 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended June 30, 2017 and 2016, decreased to $322,155, from $338,244, during the same 2016 quarter. The 5% decrease in research and development costs is primarily due to a restructuring of the salaries paid to personnel in the research and development department.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended June 30, 2017 and 2016 were $5,291 and ($25,384), respectively. This increase in Bad Debt Expense is primarily the result of the recovery of previously unrecoverable debts during the 2016 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2017 and 2016 were $434,077 and $514,852, respectively. The 16% decrease in general and administrative expenses is primarily due to a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2017 and 2016 were $102,490 and $106,481, respectively. This 4% decrease in depreciation is primarily due to certain assets being fully depreciated during the period as they had reached the end of their economic useful lives.

Total Operating Expenses – Total operating expenses increased by $61,741, to $2.14 million in the three months ended June 30, 2017, or 3%, compared to $2.08 million in the 2016 period. This increase is primarily due to increased professional fees as well as advertising and marketing expenses that were partially offset by decreased general and administrative costs discussed above.

Net loss – The net loss after income taxes for the quarter ended June 30, 2017 was $221,063 as opposed to a net loss after income taxes of $11,456 for the quarter ended June 30, 2016. This increase in net loss is primarily due to the decrease in revenues and increase in operating costs discussed above.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table summarizes the results of our operations during the six-month periods ended June 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2017	2016	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$9,328,066	$8,521,407	$806,659	9%
COST OF REVENUES	4,652,808	4,023,669	$629,139	16%
GROSS PROFIT	4,675,258	4,497,738	$177,520	4%
PRODUCT ROYALTY INCOME	50,917	53,531	$(2,614)	-5%
OPERATING EXPENSES
Salaries and Wages	1,314,757	1,205,214	$109,543	9%
Commissions and Consulting	279,321	299,992	$(20,671)	-7%
Professional Fees	430,772	252,318	$178,454	71%
Advertising and Marketing	809,335	714,394	$94,941	13%
Office Rent and Expenses	132,678	127,152	$5,526	4%
Research and Development Costs	645,398	681,059	$(35,661)	-5%
Bad Debt Expense (Recovery)	650	(22,557)	$23,207	103%
General and Administrative	835,490	961,798	$(126,308)	-13%
Depreciation	191,455	210,998	$(19,543)	-9%
Total Operating Expenses	4,639,856	4,430,368	$209,488	5%
INCOME FROM OPERATIONS	86,319	120,901	$(34,582)	-29%
Other Income (Expenses)	(5,555)	68,809	$(74,364)	-108%
INCOME BEFORE INCOME TAXES	80,764	189,710	$(108,946)	-57%
Income Taxes	29,867	88,186	$(58,319)	-66%
NET INCOME	$50,897	$101,524	$(50,627)	-50%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2017 were $9.33 million, an 9% increase, compared to revenues of $8.52 million for the quarter ended June 30, 2016. Revenues associated with international customers were $5.61 million and $4.80 million, or 60% and 56% of revenues, respectively, for the six months ended June 30, 2017 and 2016. This increase in global revenues is attributable to a $0.21 million increase in neck brace sales, a $0.63 million increase in body armor sales and a $0.26 million increase in sales of other products, parts and accessories that was partially offset by a $0.29 million decrease in helmet sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2017 and 2016:

	Six months ended June 30

	2017	% of	2016	% of
		Revenues		Revenues
Neck braces	$3,105,964	33%	$2,893,782	34%
Body armor	4,606,934	49%	3,980,901	47%
Helmets	892,490	10%	1,183,214	14%
Other Products, Parts and Accessories	722,678	8%	463,510	5%
	$9,328,066	100%	$8,521,407	100%

Sales of our flagship neck brace accounted for $3.11 million and $2.89 million, or 33% and 34% of our revenues for the six-month periods ended June 30, 2017 and 2016, respectively. The 7% increase in neck brace revenues is primarily attributable to an increase in the volume of neck braces sold to our customers both in the United States and abroad.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $4.61 million and $3.98 million, or 49% and 47% of our revenues for the six-month periods ended June 30, 2017 and 2016, respectively. The 16% increase in body armor revenues was primarily the result of increased sales of the Company’s C-Frame knee brace line in the United States and abroad due to the successful introduction of the C-Frame Pro Knee Brace.

Our Helmets accounted for $0.89 million and $1.18 million, or 10% and 14% of our revenues for the six-month periods ended June 30, 2017 and 2016, respectively. Although the Company successfully shipped initial stocking shipments of our DBX All Mountain helmet during the first half of 2017, the 25% decrease in Helmet revenues is due to initial stocking shipments of our GPX 5.5 Composite, GPX 6.5 Carbon, DBX 6.0 Carbon and DBX 5.0 Composite helmets to our international customers during the six months ended June 30, 2016.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.72 million and $0.46 million, or 8% and 5% of our revenues for the six-month periods ended June 30, 2017 and 2016, respectively. The 56% increase in revenues from the sale of other products, parts and accessories is primarily due to the inclusion of our GPX and DBX apparel lines designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the six-months ended June 30, 2017 and 2016 were $4.65 million and $4.02 million, respectively. Gross Profit for the six-month periods ended June 30, 2017 and 2016 were $4.68 million and $4.50 million, respectively, or 50% and 53% of revenues respectively. Neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 33% and 34% of our revenues for the six months ended June 30, 2017 and 2016 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2017 and 2016 were $50,917 and $53,531, respectively. The 5% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2017 period.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2017 and 2016 were $1,314,757 and $1,205,214, respectively. This 9% increase in salaries and wages during the 2017 period was primarily due to the employment of additional sales and marketing staff based in Europe as well as the vesting of share options issued to key personnel during the six-month period ended June 30, 2017.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2017 and 2016, commissions and consulting expenses were $279,321 and $299,992, respectively. This 7% decrease in commissions and consulting expenses is primarily due to the restructuring of commissions paid the Company’s US internal and external sales staff and representatives.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2017 and 2016 were $430,772 and $252,318, respectively. This 71% increase in professional fees is primarily due to increased spending on product liability litigation during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2017 and 2016 were $809,335 and $714,394, respectively. The 13% increase in advertising and marketing expenditures during the 2017 period is primarily due to the production and implementation of marketing campaigns designed to globally support and promote the Company’s widening product range, target market reach and brand awareness.

Office Rent and Expenses – Office rent and expenses for the six-month periods ended June 30, 2017 and 2016 were $132,678 and $127,152, respectively. The 4% increase in office rent and expenses during the 2017 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2017 and 2016, decreased to $645,398, from $681,059, during the same 2016 quarter. The 5% decrease in research and development costs is primarily due to a restructuring of the salaries paid to personnel in the research and development department.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the six-month periods ended June 30, 2017 and 2016 were $650 and ($22,557), respectively. This increase in Bad Debt Expense is primarily the result of the recovery of previously unrecoverable debts during the 2016 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2017 and 2016 were $835,490 and $ 961,798, respectively. The 13% decrease in general and administrative expenses is primarily as a result of a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2017 and 2016 were $191,455 and $210,998, respectively. This 9% decrease in depreciation is primarily due to certain assets that were fully depreciated during the period as they had reached the end of their economic lives.

Total Operating Expenses – Total operating expenses increased by $209,488, to $4.64 million in the six month periods ended June 30, 2017, or 5%, compared to $4.43 million in the 2016 period. This increase is primarily due to increased salaries and wages, professional fees as well as advertising and marketing expenses that were partially offset by decreased general and administrative costs discussed above.

Net income – Net income after income taxes for the six-month period ended June 30, 2017 was $50,897 as opposed to a net income after income taxes of $101,524 for the six-month period ended June 30, 2016. This decrease in net income is primarily due to the increase in operating expenses that were partially offset by increased revenues and gross margin discussed above.

Liquidity and Capital Resources

At June 30, 2017, we had cash and cash equivalents of $1.36 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2017	2016
Net cash provided by operating activities	$1,107,711	$331,894
Net cash used in investing activities	$(603,191)	$(52,641)
Net cash used in financing activities	$(275,890)	$(348,014)
Effect of exchange rate changes on cash and cash equivalents	$30,404	$14,770
Net increase (decrease) in cash and cash equivalents	$259,034	$(53,991)
Cash and cash equivalents at the beginning of period	$1,103,003	$1,054,750
Cash and cash equivalents at the end of period	$1,362,037	$1,000,759

Cash increased by $259,034, or 23%, for the six months ended June 30, 2017. The primary sources of cash for the six months ended June 30, 2017 were decreased inventory of $1.2 million and decreased accounts receivables of $582,146. The primary uses of cash for the six months ended June 30, 2017 were decreased accounts payable and accrued expenses of $945,555, increased prepaid expenses and other current assets of $172,633, capital expenditures of $603,180, and the repayment of the short-term loan amount for $275,890. As of June 30, 2017, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Pursuant to a Premium Finance Agreement, dated October 13, 2016, between the Company and AFCO Acceptance Corporation “AFCO,” the Company is obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commencing on November 1, 2016 and ending on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2017, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 22, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $89,708 in eleven payments of $8,315 at a 3.900% annual interest rate, commencing on June 1, 2017 and ending on April 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2017, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated March 30, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $7,195 in five payments of $1,453 at a 3.397% annual interest rate, commencing on May 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2017, the Company had not defaulted on its payment obligations under this agreement.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the six-month periods ended June 30, 2017 and 2016 was $292,767 and $173,695, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended June 30, 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•

On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence, punitive damages and deceptive and misleading advertising and marketing. Discovery has been completed and the trial is currently scheduled to commence October 30, 2017. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: August 11, 2017	LEATT CORPORATION

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