Form 10-Q
period 2017-09-30
Leatt Corp
filed 2017-11-09
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 2, 2017 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,366,382

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2017

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2017	December 31, 2016
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,234,872	$1,103,003
Short-term investments	58,213	58,196
Accounts receivable	2,953,495	2,217,840
Inventory	6,234,692	4,578,125
Payments in advance	415,181	569,498
Income tax refunds receivable	159,730	83,567
Prepaid expenses and other current assets	330,137	847,032
Total current assets	11,386,320	9,457,261

Property and equipment, net	2,031,355	1,190,688
Deferred tax asset	108,300	108,300

Other Assets
Deposits	25,172	24,892
Intangible assets	69,807	69,133
Total other assets	94,979	94,025

Total Assets	$13,620,954	$10,850,274

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,606,448	$3,021,618
Income tax payable	140,980	-
Short term loan, net of finance charges	58,759	542,532
Total current liabilities	5,806,187	3,564,150

Deferred tax liabilities	65,400	65,400

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 and 5,362,992 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,646,807	7,469,694
Accumulated other comprehensive loss	(602,739)	(610,083)
Retained earnings	572,246	228,060
Total stockholders' equity	7,749,367	7,220,724

Total Liabilities and Stockholders' Equity	$13,620,954	$10,850,274

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2017	2016	2017	2016
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$5,455,088	$4,631,557	$14,783,154	$13,152,964

Cost of Revenues	2,914,008	2,183,072	7,566,816	6,206,741

Gross Profit	2,541,080	2,448,485	7,216,338	6,946,223

Product Royalty Income	39,396	16,224	90,313	69,755

Operating Expenses
Salaries and wages	562,803	548,829	1,877,560	1,754,043
Commissions and consulting expenses	109,217	144,480	388,538	444,472
Professional fees	88,901	110,700	519,673	363,018
Advertising and marketing	449,176	502,522	1,258,511	1,216,916
Office rent and expenses	68,423	66,593	201,101	193,745
Research and development costs	321,443	402,924	966,841	1,083,983
Bad debt expense (recovery)	7,956	16,216	8,606	(6,341)
General and administrative expenses	419,052	505,194	1,254,542	1,466,992
Depreciation	131,374	103,586	322,829	314,584
Total operating expenses	2,158,345	2,401,044	6,798,201	6,831,412

Income from Operations	422,131	63,665	508,450	184,566

Other Income (Expenses)
Interest and other income (expenses), net	(95)	(3,270)	(5,650)	65,539
Total other income (expenses)	(95)	(3,270)	(5,650)	65,539

Income Before Income Taxes	422,036	60,395	502,800	250,105

Income Taxes	128,747	21,139	158,614	109,325

Net Income Available to Common Shareholders	$293,289	$39,256	$344,186	$140,780

Net Income per Common Share
Basic	$0.05	$0.01	$0.06	$0.03
Diluted	$0.05	$0.01	$0.06	$0.03

Weighted Average Number of Common Shares Outstanding
Basic	5,366,382	5,345,312	5,364,718	5,283,059
Diluted	5,547,683	5,483,774	5,546,019	5,421,520

Comprehensive Income
Net Income	$293,289	$39,256	$344,186	$140,780
Other comprehensive income, net of $0 and $0 deferred income taxes in 2017 and 2016
Foreign currency translation	(49,044)	78,818	7,344	110,737

Total Comprehensive Income	$244,245	$118,074	$351,530	$251,517

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance, January 1, 2017	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724

Compensation cost recognized in connection with stock options	-	-	-	-	177,113	-	-	177,113

Options exercised on a cashless basis	-	-	3,390	-	-	-	-	-

Net income	-	-	-	-	-	-	344,186	344,186

Foreign currency translation adjustment	-	-	-	-	-	7,344	-	7,344

Balance, September 30, 2017	120,000	$3,000	5,366,382	$130,053	$7,646,807	$(602,739)	$572,246	$7,749,367

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

	2017	2016

Cash flows from operating activities
Net income	$344,186	$140,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	322,829	314,584
Stock-based compensation	177,113	155,742
Other income	-	(73,533)
Bad debts	5,737	(13,369)
Inventory reserve	116,769	26,385
Gain on sale of property and equipment	(3,061)	-
(Increase) decrease in:
Accounts receivable	(741,392)	(343,125)
Inventory	(1,773,336)	230,302
Payments in advance	154,317	(323,623)
Prepaid expenses and other current assets	516,895	578,386
Income tax refunds receivable	(76,163)	-
Other receivables	-	90,000
Deposits	(280)	(8,361)
(Increase) Decrease in:
Accounts payable and accrued expenses	2,584,830	(89,935)
Income taxes payable	140,980	(162,413)
Net cash provided by operating activities	1,769,424	521,820

Cash flows from investing activities
Capital expenditures	(1,158,507)	(93,763)
Proceeds from sale of property and equipment	3,125	-
Increase in short-term investments, net	(17)	(18)
Net cash used in investing activities	(1,155,399)	(93,781)

Cash flows from financing activities
Proceeds from exercise of stock options	-	39,000
Repayments of short-term loan, net	(483,773)	(620,003)
Net cash used in financing activities	(483,773)	(581,003)

Effect of exchange rates on cash and cash equivalents	1,617	51,632

Net increase (decrease) in cash and cash equivalents	131,869	(101,332)

Cash and cash equivalents - beginning	1,103,003	1,054,750

Cash and cash equivalents - ending	$1,234,872	$953,418

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,597	$10,467
Cash paid for income taxes	$87,207	$271,737

Other noncash investing and financing activities
Common stock issued for services	$177,113	$155,742
Cancellation of common shares as settlement of a legal matter	$-	$(73,533)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2016 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 29, 2017. The consolidated balance sheet as of September 30, 2017 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016, changes in stockholders’ equity for the nine months ended September 30, 2017, cash flows for the nine months ended September 30, 2017 and 2016, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2017 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the nine months ended September 30, 2017 and 2016 was $282,876 and $186,899 respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2017 was zero. There was no impairment of intangible assets at September 30, 2017.

Note 4 - Short-term Loan

The Company carries two product liability insurance policies; one with a U.S. insurance carrier and a second with a South African insurance carrier. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $58,921 over an eleven-month period at an APR of 3.397% and the South African short-term loan is payable in monthly installments of $1,740 over a ten-month period at a flat interest rate of 4.10% .. The Company repaid the U.S. short-term loan in full on September 1, 2017.

The Company also carries directors’ and officers’ liability insurance and several other insurance policies. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $8,315 at a 3.900% annual interest rate.

In addition, the Company carries Network Security/Privacy insurance. The Company finances payment of its short-term insurance premiums over the period of coverage over six months. The short-term loan is payable in five payments of $1,453 at a 3.397% annual interest rate. The Company repaid the U.S. short-term loan in full on September 1, 2017

Note 5 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2017, the Company has no unrecognized tax benefits.

Note 6 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted–average number of common stock shares and dilutive potential common shares outstanding during the period. As of September 30, 2017, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares and options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore not included in diluted net income per share.

Note 7 – Common Stock

During the nine months ended September 30, 2017, 169,000 stock options were granted at an exercise price of $1.60 per share, exercisable over a 10-year period. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the nine months ended September 30, 2017, was $0.60.

Expected term in years	10 years
Risk-free interest rate	2.78%
Expected volatility	21.73%
Expected dividend yield	0.00%

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

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2017 was $177,113. As of September 30, 2017, there was $357,293 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over a 3-year vesting period.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09, as amended, outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in this update defers the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for the first interim period within an annual period beginning after December 15, 2017, and early adoption is not permitted. The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning that the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning that the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company plans to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018, and not restate prior periods. The Company continues to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard. The Company has performed an initial review of its revenue arrangements, which include product sales and royalty payments, and based upon that initial review, and the interpretive guidance that has been issued and examined, the adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 16, 2017, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.15% commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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
  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR13.5156 for its September 30, 2017 balance sheet.

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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

  Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore since 64% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2017 and 2016 included herein.

Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

The following table summarizes the results of our operations during the three-month periods ended September 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2017	2016	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$5,455,088	$4,631,557	$823,531	18%
COST OF REVENUES	2,914,008	2,183,072	$730,936	33%
GROSS PROFIT	2,541,080	2,448,485	$92,595	4%
PRODUCT ROYALTY INCOME	39,396	16,224	$23,172	143%
OPERATING EXPENSES
Salaries and Wages	562,803	548,829	$13,974	3%
Commissions and Consulting	109,217	144,480	$(35,263)	-24%
Professional Fees	88,901	110,700	$(21,799)	-20%
Advertising and Marketing	449,176	502,522	$(53,346)	-11%
Office Rent and Expenses	68,423	66,593	$1,830	3%
Research and Development Costs	321,443	402,924	$(81,481)	-20%
Bad Debt Expense	7,956	16,216	$(8,260)	-51%
General and Administrative	419,052	505,194	$(86,142)	-17%
Depreciation	131,374	103,586	$27,788	27%
Total Operating Expenses	2,158,345	2,401,044	$(242,699)	-10%
INCOME FROM OPERATIONS	422,131	63,665	$358,466	563%
Other Expenses	(95)	(3,270)	$(3,365)	-103%
INCOME BEFORE INCOME TAXES	422,036	60,395	$361,641	599%
Income Taxes	128,747	21,139	$107,608	509%
NET INCOME	$293,289	$39,256	$254,033	647%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2017 were $5.46 million, an 18% increase, compared to revenues of $4.63 million for the quarter ended September 30, 2016. Revenues associated with international customers were $3.87 million and $2.70 million, or 71% and 58% of revenues, respectively, for the three months ended September 30, 2017 and 2016. This increase in worldwide revenues is primarily attributable to a $0.57 million increase in helmet sales, a $0.45 million increase in body armor sales and a $0.58 million increase in sales of other products, parts and accessories that were partially offset by a $0.78 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended September 30, 2017 and 2016:

	Three months ended September 30
		% of		% of
	2017	Revenues	2016	Revenues
Neck braces	$1,091,601	20%	$1,875,724	40%
Body armor	2,680,405	49%	2,228,104	48%
Helmets	648,313	12%	74,879	2%
Other Products, Parts and Accessories	1,034,769	19%	452,850	10%
	$5,455,088	100%	$4,631,557	100%

Sales of our flagship neck brace accounted for $1.09 million and $1.88 million, or 20% and 40% of our revenues for the quarters ended September 30, 2017 and 2016, respectively. The 42% decrease in neck brace revenues is primarily attributable to a 39% decrease in the volume of neck braces sold to our customers worldwide.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.68 million and $2.22 million, or 49% and 48% of our revenues for the quarters ended September 30, 2017 and 2016, respectively. The 20% increase in body armor revenues was primarily the result of an increase in sales of the Company’s C-Frame knee brace line due to continued demand for the C-Frame Pro knee brace both in the United States and abroad.

Our helmets accounted for $0.65 million or 12% of our revenues for the three months ended September 30, 2017 as compared to $0.07 million or 2% of our revenues for the same 2016 period. The $0.57 million increase in helmet sales is primarily the result of the initial shipment of our highly anticipated DBX 3.0 Enduro helmet for bicycle use.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $1.03 million and 0.45 million, or 19% and 10% of our revenues for the quarters ended September 30, 2017 and 2016, respectively. The 129% increase in revenues from the sale of other products, parts and accessories is primarily due to increased sales volume of our GPX and DBX apparel designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2017 and 2016 were $2.91 million and $2.18 million, respectively. Gross Profit for the quarters ended September 30, 2017 and 2016 were $2.54 million and $2.45 million, respectively, or 47% and 53% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 20% and 40% of our revenues for the quarters ended September 30, 2017 and 2016 respectively. Additionally, while revenues associated with international customers were 71% and 58% of our revenues for the three months ended September 30, 2017 and 2016 respectively, revenue associated with international customers continue to generate a lower gross profit margin than dealer direct sales in the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2017 and 2016 were $39,396 and $16,224, respectively. The 143% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2017 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2017 and 2016 were $562,803 and $548,829, respectively. This 3% increase in salaries and wages during the 2017 period was primarily due to the employment of additional sales and marketing personnel in the United States.

Commissions and Consulting Expense – During the quarters ended September 30, 2017 and 2016, commissions and consulting expenses were $109,217 and $144,480, respectively. This 24% decrease in commissions and consulting expenses is primarily due to the restructuring of commissions paid to the Company’s US sales representatives.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2017 and 2016 were $88,901 and $110,700, respectively. This 20% decrease in professional fees is primarily due to decreased spending on corporate legal expenditures during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2017 and 2016 were $449,176 and $502,522, respectively. The 11% decrease in advertising and marketing expenditures during the 2017 period is primarily due to earlier timing of the production and implementation of global marketing campaigns designed to support and promote the Company’s widening product range and target market reach during the 2017 period.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2017 and 2016 were $68,423 and $66,593, respectively. This 3% increase in office rent and expenses during the 2017 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2017 and 2016, decreased to $321,443, from $402,924, during the same 2016 quarter. The 20% decrease in research and development costs is primarily due to a restructuring of the salaries paid to personnel in the research and development department.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2017 and 2016 were $7,956 and $16,216, respectively. This decrease in Bad Debt Expense is the result of the write off of higher value unrecoverable debts owing to the Company during the 2016 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2017 and 2016 were $419,052 and $505,194, respectively. The 17% decrease in general and administrative expenses is primarily due to a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2017 and 2016 were $131,374 and $103,586, respectively. This 27% increase in depreciation is primarily due to the addition of moulds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses decreased by $242,699, to $2.16 million in the three months ended September 30, 2017, or 10%, compared to $2.40 million in the 2016 period. This decrease is primarily due to decreased general and administrative costs, research and development costs and advertising and marketing costs discussed above.

Net Income – The net income after income taxes for the quarter ended September 30, 2017 was $293,289 as opposed to a net income of $39,256 for the quarter ended September 30, 2016. This increase in net income is primarily due to the increase in revenues and decrease in operating costs discussed above.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2017 and 2016 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2017	2016	$Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$14,783,154	$13,152,964	$1,630,190	12%
COST OF REVENUES	7,566,816	6,206,741	$1,360,075	22%
GROSS PROFIT	7,216,338	6,946,223	$270,115	4%
PRODUCT ROYALTY INCOME	90,313	69,755	$20,558	29%
OPERATING EXPENSES
Salaries and Wages	1,877,560	1,754,043	$123,517	7%
Commissions and Consulting	388,538	444,472	$(55,934)	-13%
Professional Fees	519,673	363,018	$156,655	43%
Advertising and Marketing	1,258,511	1,216,916	$41,595	3%
Office Rent and Expenses	201,101	193,745	$7,356	4%
Research and Development Costs	966,841	1,083,983	$(117,142)	-11%
Bad Debt Expense (Recovery)	8,606	(6,341)	$14,947	236%
General and Administrative	1,254,542	1,466,992	$(212,450)	-14%
Depreciation	322,829	314,584	$8,245	3%
Total Operating Expenses	6,798,201	6,831,412	$(33,211)	0%
INCOME FROM OPERATIONS	508,450	184,566	$323,884	175%
Other Income (Expenses)	(5,650)	65,539	$(71,189)	-109%
INCOME BEFORE INCOME TAXES	502,800	250,105	$252,695	101%
Income Taxes	158,614	109,325	$49,289	45%
NET INCOME	$344,186	$140,780	$203,406	144%

Revenues – Revenues of the nine-month period ended September 30, 2017 were $14.78 million, a 12% increase, compared to revenues of $13.16 million for the period ended September 30, 2016. Revenues associated with international customers were $9.48 million and $7.50 million, or 64% and 57% of revenues, respectively, for the nine months ended September 30, 2017 and 2016. The increase in worldwide revenues is attributable to a $1 million increase in body armor sales, a $0.84 million increase in other products, parts and accessory sales and a $0.28 million increase in helmet sales, which was partially offset by a $0.57 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30
		% of		% of
	2017	Revenues	2016	Revenues
Neck braces	$4,197,565	28%	$4,769,506	36%
Body armor	7,287,339	49%	6,209,004	47%
Helmets	1,540,803	11%	1,258,093	10%
Other Products, Parts and Accessories	1,757,447	12%	916,361	7%
	$14,783,154	100%	$13,152,964	100%

Sales of our flagship neck brace accounted for $4.20 million and $4.77 million, or 28% and 36% of our revenues for the nine-month periods ended September 30, 2017 and 2016, respectively. A 14% decrease in neck brace sales volumes to our customers in the United States during the 2017 period was the primary reason for the overall 12% decrease in neck brace revenues during the nine months ended September 30, 2017.

Body armor sales accounted for $7.29 million and $6.21 million, or 49% and 47% of our revenues for the nine-month period ended September 30, 2017 and 2016, respectively. The 17% increase in body armor revenues was primarily the result of an increase in sales of the Company’s C-Frame knee brace line due to continued worldwide demand for the C-Frame Pro knee brace.

Our helmets accounted for $1.54 million, or 11% of our revenues for the nine months ended September 30, 2017, as compared to $1.26 million, or 10% of our revenues for the nine months ended September 30, 2016. The 22% increase in helmet revenues is primarily due to initial shipments of our DBX 3.0 All Mountain and DBX 3.0 Enduro helmets for bicycle use during the first nine months of 2017.

Our other products, parts and accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories including hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $1.76 million and $0.92 million, or 12% and 7% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. The 92% increase in revenues from the sale of other products, parts and accessories is primarily due to the successful market acceptance and resultant increased sales volume of our GPX and DBX apparel designed for off-road motorcycle and bicycle use, respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2017 and 2016 were $7.57 million and $6.21 million, respectively. Gross Profit for the nine-month periods ended September 30, 2917 and 2016 were $7.22 and $6.95 million, respectively, or 49% and 53% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 28% and 36% of our revenues for the nine months ended September 30, 2017 and 2016, respectively. Additionally, while revenues associated with international customers were 64% and 57% of our revenues for the nine months ended September 30, 2017 and 2016, respectively, revenue associated with international customers continue to generate a lower gross margin than dealer direct sales in the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2017 and 2016 were $90,313 and $69,755, respectively. The 29% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2017 period.

Salaries and Wages – Salaries and wages for the nine-month period ended September 30, 2017 and 2016 were $1,877,560 and $1,754,043, respectively. This 7% increase in salaries and wages during the 2017 period was due the employment of additional sales and marketing personnel in the United States.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2017 and 2016, commissions and consulting expenses were $388,538 and $444,472, respectively. This 13% decrease in commission and consulting expenditure is primarily the result of the restructuring of the Company’s US sales representative structure.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2017 and 2016 were $519,673 and $363,018, respectively. This 43% increase in professional fees is primarily due to increased spending on product liability litigation during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2017 and 2016 were $1,258,511 and $1,216,916, respectively. The 3% increase in advertising and marketing expenditures during the 2017 period is primarily due to the production and implementation of marketing campaigns designed to globally support and promote the Company’s widening product range, target market reach and brand awareness.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2017 and 2016 were $201,101 and $193,745, respectively. The 4% increase in office rent and expenses during the 2017 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month period ended September 30, 2017 decreased to $966,841, from $1,083,983, during the same 2016 period. The 11% decrease in research and development costs is primarily due to a restructuring of the salaries paid to personnel in the research and development department.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the nine-month periods ended September 30, 2017 and 2016 were $8,606 and ($6,341), respectively. This increase in Bad Debt Expense (Recovery) is primarily the result of the recovery of previously unrecoverable debts during the 2016 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2017 and 2016 were $1,254,542 and $1,466,992, respectively. The 14% decrease in general and administrative expenses is primarily as a result of a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2017 and 2016 were $322,829 and $314,584, respectively. This 3% increase in depreciation is primarily due to the addition of moulds and tooling utilized in the production of the Company’s widening product range. This additional depreciation was partially offset by certain assets that were fully depreciated during the period as they had reached the end of their economic lives.

Total Operating Expenses – Total operating expenses decreased by $33,211, to $6.80 million in the nine months ended September 30, 2017, or 0.5%, compared to $6.83 million in the 2016 period. This decrease is primarily due to decreased general and administrative and research and development costs that were partially offset by increased professional fees and salaries and wages discussed above.

Net income – Net income after income taxes for the nine-month period ended September 30, 2017 was $344,186 as opposed to a net income after income taxes of $140,780 for the nine-month period ended September 30, 2016. This increase in net income is primarily due to the increased revenues and decreased operating expenses discussed above.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $1.23 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2017	2016
Net cash provided by operating activities	$1,769,424	$521,820
Net cash used in investing activities	$(1,155,399)	$(93,781)
Net cash used in financing activities	$(483,773)	$(581,003)
Effect of exchange rate changes on cash and cash equivalents	$1,617	$51,632
Net increase (decrease) in cash and cash equivalents	$131,869	$(101,332)
Cash and cash equivalents at the beginning of period	$1,103,003	$1,054,750
Cash and cash equivalents at the end of period	$1,234,872	$953,418

Cash increased by $131,869, or 12%, for the nine months ended September 30, 2017. The primary uses of cash for the nine months ended September 30, 2017 were increased inventory of $1.77 million, increased accounts receivables of $741,392, capital expenditures of $1.16 million and the repayment of the short-term loan amount of $483,773. The primary sources of cash for the nine months ended September 30, 2017 were increased accounts payable and accrued expenses of $2.58 million, and increased prepaid expenses and other current assets of $516,895. As of September 30, 2017, we did not have any credit facilities or significant amounts owed to third party lenders.

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

On October 13, 2016, the Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” to finance its U.S. short-term insurance over the period of coverage. The Company was obligated to pay AFCO an aggregate sum of $637,260 in eleven payments of $58,921, at an annual interest rate of 3.397%, commencing on November 1, 2016 and ending on September 1, 2017. Any late payment during the term of the agreement was to be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO had the right to accelerate the payment due under the agreement. This agreement was paid in full on September 1, 2017. On October 16, 2017, the Company entered into a new Premium Finance Agreement with AFCO to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.15%, commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

Pursuant to a Premium Finance Agreement, dated March 30, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $7,195 in five payments of $1,453 at a 3.397% annual interest rate, commencing on May 1, 2017 and ending on September 1, 2017. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2017, the Company had not defaulted on its payment obligations under this agreement. This agreement was paid in full on September 1, 2017.

Pursuant to a Premium Finance Agreement, dated May 22, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $89,708 in eleven payments of $8,315 at a 3.900% annual interest rate, commencing on June 1, 2017 and ending on April 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2017, the Company had not defaulted on its payment obligations under this agreement.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the nine-month periods ended September 30, 2017 and 2016 was $282,876 and $186,899, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the nine months ended September 30, 2017 and 2016.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2017, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence, punitive damages and deceptive and misleading advertising and marketing. On September 14, 2017 the Court awarded summary judgement in favor of the Company and the plaintiff has appealed this decision by the Court.

On August 7, 2017, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. The litigation is in the initial stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: November 9, 2017	LEATT CORPORATION

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