Form 10-K
period 2017-12-31
Leatt Corp
filed 2018-03-27
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [   ] No [X]

As of June 30, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $6,178,346. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,366,382 outstanding as of March 19, 2018.

 DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2017

TABLE OF CONTENTS

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
•

“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR12.3551 for its December 31, 2017 audited balance sheet.

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

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s expanding range of body protection and helmet products which it markets under the Leatt Protection Range brand. In 2015 the Company initially launched the first products in its new helmet range and continues to establish its offerings within this product range. The Company believes that the new helmet range redefines head and brain protection with its groundbreaking 360-degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds.

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

Our products are manufactured in China under outsource manufacturing arrangements with third-party manufacturers located there. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers’ warehouses to customers or their import agents.

Leatt earns revenues through the sale of its products through approximately 100 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to retailers in the United States and South Africa, respectively.

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

Wind-up of Leatt New Zealand

On March 13, 2009, the Company established Leatt New Zealand Limited, a New Zealand company, as its wholly-owned subsidiary. Leatt New Zealand served as the exclusive distributor of Leatt-Brace® products in New Zealand, until the fourth quarter of 2011 when it ceased operations and became dormant. In December 2016 the Company closed all Leatt New Zealand bank accounts and on December 10, 2017, Leatt New Zealand was removed from the New Zealand Companies Registrar and ceased to exist as an entity. The Company has appointed an unrelated third-party distributor to distribute its products in the New Zealand market.

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

Other Recreational Markets

We also design and sell neck braces for use by participants in other recreational sports such as ATV, go-kart, snowmobile users and participants in other sports where a full-face helmet should be worn. As a result, our overall performance in the market is also affected by the performance of these industries, especially in jurisdictions where the use of helmets is compulsory.

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

The GPX models include the GPX 5.5, which is fully adjustable, the GPX 4.5, which is less adjustable, the GPX 6.5, which is a full carbon brace and the new award-winning GPX 3.5 neck brace, which is competitively priced. Our DBX models include the DBX 5.5, which is fully adjustable, the DBX 6.5 which is a full carbon brace and the new award-winning GPX 3.5 neck brace, which is competitively priced. Both the GPX and DBX ranges feature a 5.5 Junior and 3.5 Junior neck brace designed for young athletes. The STX models include the STX RR and STX Road, while the SNX model includes the SNX 5.5 and SNX Trophy, and the Fusion models include 3.0 version designed for adults and 2.0 version designed for young athletes. The Company offers various versions and colors of these products to appeal to different clients and price points.

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

GPX 3.5

The award winning GPX 3.5 brace is the latest addition to the Leatt neck brace range. the GPX 3.5’s rigid and non-flexible structure offers revolutionary protection and has been improved to be very comfortable. It is manufactured with an in-molded PC shell with a polyamide reinforced EPS construction for lowest possible neck forces. It is adjustable to fit most riders and has a collarbone cutout that keeps your helmet and the brace away from fragile bones during a crash. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

GPX 3.5 Junior

The award winning GPX 3.5 Junior Neck Brace is designed to fit younger riders. The semi-rigid chassis is adjustable enough to fit most riders’ body shape while the structure remains very rigid to help transmit energy during an impact, which is key for reducing neck forces. It is manufactured with in-molded PC shell with a polyamide reinforced EPS construction for lowest possible neck forces. It also has a collarbone cutout that keeps your helmet and the brace away from fragile bones during a crash. CE tested and certified as Personal Protective Equipment 89/686/EEC. One junior size.

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

DBX 3.5

The award winning DBX 3.5 neck brace is the latest addition to the Leatt neck brace range. the GPX 3.5’s rigid and non-flexible structure offers revolutionary protection and has been improved to be very comfortable. It is manufactured with an in-molded PC shell with a polyamide reinforced EPS construction for lowest possible neck forces. It is adjustable to fit most riders and has a collarbone cutout that keeps your helmet and the brace away from fragile bones during a crash. CE certified as Personal Protective Equipment 89/686/EEC. Two adult sizes.

DBX 3.5 Junior

The award winning DBX 3.5 Junior Neck Brace is designed to fit younger riders. The semi-rigid chassis is adjustable enough to fit most riders’ body shape while the structure remains very rigid to help transmit energy during an impact, which is key for reducing neck forces. It is manufactured with in-molded PC shell with a polyamide reinforced EPS construction for lowest possible neck forces. It also has a collarbone cutout that keeps your helmet and the brace away from fragile bones during a crash. CE tested and certified as Personal Protective Equipment 89/686/EEC. One junior size.

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

Fusion	These neck braces incorporate upper body protection
Fusion vest 3.0

The Fusion is a unique invention that combines neck, chest, back, flank and shoulder protection in one piece of body armor. This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates hard shell and 3DF AirFit ventilated soft impact foam. Three-dimensional designed for perfect fit. Three adult sizes.

Fusion vest 3.0 SNX

The SNX Fusion was designed specifically for snowmobile riders and is made from a special blend referred to as Arctic Fusion Compound (AFC™). This material is designed to withstand extremely cold conditions. It also features both hard shell and 3DF AirFit soft and ventilated impact foam – which is unique because the foam absorbs impact and thereby protects your body. This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates three-dimensional designed for perfect fit. Three adult sizes.

Fusion vest 2.0 Junior

The Fusion 2.0 Junior was designed specifically for young riders who are looking for all-in-one body protection. This product combines CE certified LEATT neck brace technology together with LEATT 3DF AirFit CE certified back, shoulder and chest impact protection. Chest protection: EN1621-3 Level 1; Back protection: EN1621-2 Level 1 and Shoulder protection EN1621-1. This is a comfortable, lightweight and vented product. This product incorporates 3DF AirFit ventilated soft impact foam for premium body protection. Three-dimensional design for perfect fit. Three junior sizes and one kids size

Leatt Helmet Range

In 2015 the Company launched its helmet range and commenced shipment of its new helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award winning DBX range for downhill and BMX bicycle use. The Company currently sells various models of helmet products which the Company believes redefines head and brain protection with its groundbreaking 360 degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds.

The GPX helmet range consists of the GPX 6.5 Carbon which is the premium helmet in the range, the GPX 5.5 and the GPX 4.5 at a competitive price point. The DBX range consists of the premium DBX 6.0 Carbon full face helmet, the DBX 5.0 full face helmet, the convertible DBX 3.0 Enduro helmet and the half shell DBX 3.0 All-Mountain helmet.

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

GPX 6.5 Carbon Junior

The Leatt GPX 6.5 Carbon Junior helmet is extremely lightweight and features the same head and brain protection as our adult helmets. Integrating 360 ®Turbine Technology with Armourgel® cushioning material, the helmet is lined with turbines made of this 3D molded Armourgel®.Visor, with breakaway function for rotational reduction in a crash. The helmet is hydration ready (with optional hands-free kit), has a moisture-wicking, breathable, anti- microbial and washable liner and is certified and tested to ECE2205 or DOT. Two junior sizes.

GPX 5.5

This race-ready composite off-road, light weight and super ventilated helmet is equipped with 360 Turbine concussion and brain rotation safety technology. It has reduced outer shell volume, low friction cheek pads for emergency removal. Visor with breakaway function for rotational reduction in a crash. Hydration ready (with optional hands-free kit). Moisture-wicking, breathable, anti-microbial and washable liner. Certified and tested to ECE2205/DOT. Six adult sizes.

GPX 5.5 Junior

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

GPX 4.5

The GPX 4.5 Injected Polymer Compound helmet offers world- class protection with 360 ®Turbine Technology. Turbines made of an energy absorbing material, are set inside the helmet. This technology has two main advantages, namely the reduction of rotational acceleration to the head and brain and absorption of energy upon impact at concussion level. The smaller outer shell volume also adds to its list of benefits by reducing rotational acceleration. The helmet is fitted with New Dri-Lex® moisture wicking, breathable, anti-odor and washable inner liner. Maximized Ventilation Optimized for Off-Road racing and effective even at very low speeds. Visor with breakaway function for rotational reduction in a crash. Certified and tested to ECE2205/DOT. Six adult sizes.

GPX 4.5 Junior

The GPX 4.5 Injected Polymer Compound helmet offers world- class protection with 360 ®Turbine Technology and designed for younger riders. Turbines made of an energy absorbing material, are set inside the helmet. This technology has two main advantages, namely the reduction of rotational acceleration to the head and brain and absorption of energy upon impact at concussion level. The smaller outer shell volume also adds to its list of benefits by reducing rotational acceleration. The helmet is fitted with New Dri-Lex® moisture wicking, breathable, anti-odor and washable inner liner. Maximized Ventilation Optimized for Off-Road racing and effective even at very low speeds. Visor with breakaway function for rotational reduction in a crash. Certified and tested to ECE2205/DOT. Two junior sizes.

DBX	These helmets are for downhill bicycle and BMX riders.
DBX 6.0 Carbon

The DBX Carbon helmet is the latest, lightest innovation that has been added to the Leatt bicycle helmet range. It is extremely lightweight and features innovative 360 ®Turbine Technology integrated with Armourgel® cushioning material. Ten turbines made of 3D molded Armourgel® are set inside the helmet. Flexible in their natural state, these turbines stiffen upon impact and deform to absorb both vertical and rotational impact forces. This means that the faster or harder you fall, the better it works. Visor with breakaway function for rotational reduction in a crash and removable chin bar. The helmet has a Fidlock magnetic closure system. The Helmet has Moisture-wicking, breathable, anti-odor and washable liner. Certified and tested to EN1078; US CPSC; AND ASTM F1952-10. Six adult sizes.

DBX 5.0

The DBX 5.0bicycle helmets are made specifically to suit downhill and BMX riders’ needs, keeping both safety and comfort in mind. Making use of 360 ®Turbine Technology integrated with Armourgel® cushioning material, they offer premium protection. The helmet features our innovative 360 ®Turbine Technology and Armourgel® cushioning material. The Quattro Force Control is 3D in-molded impact foam for great energy absorption. This helmet has maximized ventilation. The Quattro Force Control is 3D in-molded impact foam for great energy absorption. Visor with breakaway function for rotational reduction in a crash and removable chin bar. The helmet has a Fidlock magnetic closure system. The Helmet has Moisture-wicking, breathable, anti-odor and washable liner. Certified and tested to EN1078; US CPSC; AND ASTM F1952-10. Six adult sizes.

DBX 3.0 Enduro

The DBX 3.0 Enduro helmet offers world-class protection with 360 ®Turbine Technology. Turbines made of 3D molded energy absorbing material are set inside the helmet. Made of a polycarbonate outer shell, it is lightweight and, the helmet’s key differentiator is that it is equipped with a removable chin bar. The helmet is also super ventilated with 23 vents. It is fitted with new Dri-Lex® moisture wicking, breathable, anti-odor and washable inner liner. The Visor has breakaway function for rotational reduction in a crash. The helmet has a Fidlock magnetic closure system. Certified and tested to EN1078; CPSC 1203. Three adult sizes.

DBX 3.0 All- Mountain

The DBX 3.0 All-Mountain helmet offers world-class protection with 360 ®Turbine Technology. Turbines made of 3D molded energy absorbing material are set inside the helmet. The helmet features maximized ventilation with 18 vents, which is effective even when you are riding at a slow speed. The hydration system will conveniently pair perfectly with the DBX 3.0 All-Mountain bicycle helmet, and a Fidlock® magnetic closure system offers precise custom fitting with the turn of a dial. Three adult sizes.

Leatt Body Armor Range

In addition to our ongoing improvement and enhancement of the Leatt-Brace®, we are also focusing on the development of related and complimentary protection products. We now offer a full range of additional protection products, such as chest protectors, body protectors, back protectors, elbow guards, shoulder braces, knee braces, knee and leg guards, kidney belts and impact shorts. Such products have a wider range of uses, including for activities such as horseback riding, snowboarding, skiing and any activity where protective gear may be deployed to help prevent injury.

In 2010, we launched the Leatt body armor range with our introduction of the Leatt Adventure Chest Protector, a hard-shell chest protector. The following year we introduced junior protectors, body vests and full body protectors. Since then we have further extended our range to include more body protectors and vests, back protectors, elbow guards, knee guards and cooling vests.

Our expanded body armor product range has also gained us entry into new markets. We have expanded into shoulder and knee-brace markets with the 2014 addition of our new shoulder brace and C-Frame knee brace to our range of body protection products. Our team is committed to consistently updating and refining these products based on consumer feedback and demand.

The body armor range has seen an increase in sales since inception. Revenue derived from Leatt protection products in 2017 was 48% of total revenue, as compared to 47% of revenues in 2016.

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

Chest Protector 2.5

This light chest protector offers premium hard-shell roost protection. The 3D design and adjustable waist straps offer a close fit that is also comfortable as well as ventilated. CE tested and certified as roost protection: EN14021 chest. One adult size.

Chest Protector 2.5 ROX

This 3D hard-shell chest protector offers a comfortable fit, whether worn under or over a jersey. The 3D design ensures a great fit that is very comfortable with padded base layer. The adjustable waist straps ensure a close fit so that protector will stay in place. CE tested and certified as roost protection: Chest EN14021

Chest Protector 5.5 Pro HD Junior

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

Chest Protector 2.5 Junior

This protector is a hard shell roost protection designed for younger riders. Our 3D design ensures a great fit that is very comfortable. Close fitting allows for over or under the jersey use. Liberal venting helps keep rider cool. Recess areas in both front and back integrates with Leatt® neck braces perfectly. Adjustable waist straps for great fit. Ergonomically designed buckles for younger riders. CE tested and certified as roost protection: Chest EN14021. Two junior sizes

Chest Protector 2.5 Kids

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

Body Tee 3DF Airfit Lite

This 3DF AirFit Lite Tee offers light and slim CE Level 1 soft protection for your upper body. The flexible foam is light to wear and very well ventilated yet absorbs energy up on impact for optimal safety. CE tested and certified as impact protection: Chest prEN1621-3 Level 1, Back EN1621-2 Level 1 and Shoulder EN1621-1. Three adult sizes.

Roost Tee

Ultra-lightweight roost tee. Vented roost padding over chest and upper arms. MoistureCool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non- aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. Three adult sizes

Shoulder Tee 3DF Airfit Lite

The new Shoulder Tee is CE tested and certified as impact protection. The Shoulder Tee protects shoulders with its 3DF AirFit impact foam, it is flexible to offer a soft and comfortable fit- yet absorbs energy upon impact to take those hard knocks. It is easy to clean and wear with a compression sock design that allows for maximum evaporation, it is made of anti-odor MoistureCool and AirMesh wicking fabrics to keep you cool. Three adult sizes.

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

Body Vest 3DF Airfit Wintersports Junior

The soft 3DF AirFit Winter Sport Body Vest is designed to fit younger ski and board riders. Offering lightweight and ventilated CE tested and certified impact protection for the chest and back, it combines comfort and premium protection. With an ultra-secure elastic chest strap, the vest will stay in place during riding. It is also designed to fit most junior body shapes comfortably with a 3D design. Constructed from 3DF AirFit impact foam that is flexible to provide a close fit, this same soft foam becomes a hard, energy-absorbing foam upon impact. This combination ensures comfort paired with exceptional protection. It also features new MoistureCool wicking fabric that controls odor, as well as, AirMesh fabric that wicks moisture away from the body. CE tested and certified as impact protection: Chest prEN1621-3 Level 1 and Back EN1621-2 Level 1. Two junior sizes.

Roost Tee Junior

Ultra-lightweight roost tee made of MoistureCool wicking fabric to help keep rider cool. Fits snug direct on the body. It comes in a cool grey color which will not shine through the jersey. It has non- aggressive over lock seams. It has a front, rear and side panel stretch for ultimate fit. Long back cut. One junior size.

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

Body Protector 3DF Airfit Wintersport Junior

The 3DF AirFit Winter Sport Junior Body Protector offers quality soft body protection specifically designed to fit younger ski and board riders. It is CE tested and certified as impact protection for the chest, back, elbows and shoulders. Made from perforated 3DF AirFit impact foam, it offers a flexible fit that conforms to junior body shapes, yet instantly converts into a hard, energy-absorbing protector upon impact. It also features MoistureCool wicking fabric that controls odor, as well as AirMesh fabric that wicks moisture away from the body. The 3D design and easy-to-wear zip-up compression sock design for maximum evaporation adds to the level of comfort. CE tested and certified as impact protection: Chest prEN1621-3 Level 1, Back EN1621-2 Level 1 and Elbow and shoulder EN1621-1 Two junior sizes.

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

Back Protector 3DF Airfit Wintersports

The 3DF Winter Sport Back Protector offers CE tested and certified impact protection for your back. Constructed from a blend of 3DF AirFit soft impact foam, new MoistureCool wicking fabric that controls odor, and AirMesh fabric that wicks moisture away from the body, this protector is comfortable and provides premium protection. The 3DF AirFit ventilated soft impact foam. CE tested and certified as impact protection: Back EN1621-2 Level 1. Three adult sizes.

Back Protector 3DF Airfit Wintersports Junior

The 3DF Winter Sport Junior Back Protector is specifically designed to fit younger ski and board riders and offers CE tested and certified impact protection for your back. Constructed from a blend of 3DF AirFit soft impact foam, new MoistureCool wicking fabric that controls odor, and AirMesh fabric that wicks moisture away from the body, this protector is comfortable and provides premium protection. The 3DF AirFit impact foam is soft and flexible to conform to different junior body shapes, yet transforms into a hard, energy-absorbing protector upon impact to protect your back during a crash. This foam is also perforated to provide ventilation, and it has a zip-up compression sock design for maximum evaporation. It further also has a secure strapping system with an elastic chest strap that keeps the protector firmly in place. CE tested and certified as impact protection: Back EN1621- 2 Level 1. Two junior sizes.

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

Hydration DBX XL 2.0

The brand new, all-in-one DBX XL 2.0 bicycle hydration pack offers 2.0L waist hydration, 25L cargo capacity, and Level 2 Back Protection. The lightweight chest harness and new shoulder adjuster system provide a perfect fit, with ample AirLine back ventilation to keep you cool, and a reflective back panel to keep your liquid both hot or cool. It comes standard with the new Horizontal CleanTech bladder, which has an inverted port to allow for maximum fluid drainage, and the tube allows for two-way routing, whether over the shoulder or under the arm. This hydration pack has a tough, water-resistant outer shell equipped with several pockets and compartments, including a waterproof mobile phone pocket. It is designed with a full-face/MTB helmet and neck brace carrier system for your convenience. CE tested and certified as impact protection: Back EN1621-2 Level 2. One adult size.

Hydration GPX XL 2.0

This new hydration pack that is designed for Off-Road racing offers 2L low-gravity hydration and 25L cargo capacity. It is also CE tested and certified as back impact protection. With a lightweight chest harness and new shoulder adjustment system, it offers the perfect fit, and the ample back ventilation will keep you cool. The waist bladder is connected to a dual hydration tube that allows for routing over the shoulder or under the arm, whereas the reflective back panel will keep liquid cool or hot. It is further equipped with several dedicated tool and goggle compartments, as well as waist pockets, including a waterproof mobile phone pocket. CE tested and certified as impact protection: Back EN1621-2 Level 2. Two adult sizes.

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

Elbow Guard Contour

The Contour elbow guard offers full hard-shell elbow protection with co-molded soft edges for comfort. They are slim, lightweight and comfortable with a great fit and silicone cuffed MoistureCool sock. Silicone printed non-slip cuffs. CE certified for impact protection: Elbow CE EN1621- 1. Three adult sizes.

Elbow Guard 3DF 5.0 Kids

This is a soft 3DF elbow guard designed for kids. It has soft & flexible 3DF impact material; abrasion resistant Aramid outer layer for durability and silicone printed elastic non-slip cuffs. It is constructed with new MoistureCool & AirMesh fabrics. CE tested and certified as impact protection: Elbow EN1621-2. One kids size.

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

KNEE BRACE-updated
Knee Brace X-Frame

The X-Frame Knee Brace is made of Injected Carbon Composite and is the latest innovation in the Leatt knee brace range. Metal geared outer hinge for precise movement and durability. Engineered to help reduce forces to the knee, it limits knee injuries and is CE certified as both a medical device and as impact protection. Sporting asymmetrical hinges, the inner hinge is 40% slimmer, providing superior bike feel during riding, whereas the outer hinge’s durable metal gears offer precise movement. Certified as medical device: EU CA014741 and USA FDA 10048761. CE tested and certified as impact protection: Knee EN1621-1. Four adult sizes.

Knee Brace C-Frame Wintersport

This knee brace has three-point force distribution with super stiff C-arm mono hinge construction. The C-Frame Wintersport Knee Brace is engineered specifically for ski and board riders looking for quality knee protection. Certified as a medical device and as impact protection for the knee, the C-frame chassis is designed to break before injuring the shin or thigh bone. InteliLink hinge with double pivot points and sealed bearings. Certified as medical device: EU CA014741 and USA FDA 10048761. CE tested and certified as impact protection: Knee EN1621-1. Three adult sizes.

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

Knee Brace C-Frame Junior

Our brand new, revolutionary C-Frame Knee Brace for juniors offers medically certified protection paired with comfort. Engineered to allow natural knee movement, it offers a higher level of protection. The low-profile design and shin bone plate equipped with a load distribution pad that fits inside all boots, ensure a comfortable fit. Designed to break during impact, the knee brace’s C-Frame chassis protects the shin and thigh bones. The brace’s three-point force distribution with super stiff C-arm mono hinge construction, as well as its reduction of forces that limits knee injuries. Certified as medical device: EU CA014741 and USA FDA 10048761. One junior size.

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

Knee Guard Airflex Pro

This ultra slim AirFlex knee guard offers great impact protection and a slim fit. 6mm CE impact certified profile. New side & upper knee impact protection. New silicon printed cupped knee grip. Silicone printed non-slip cuffs. New single sizing for perfect fit. CE tested and certified as impact protection: Knee EN1621-2. Five adult sizes.

Knee Guard 3DF 6.0

The brand new all-in-one 3DF 6.0 Knee Guard is CE tested and certified as impact protection, they are soft knee guards with additional co-molded hard-shell sliders. The sides are made of 3DF impact foam, designed to dampen all the hard knocks. The pre-curved design offers a perfect fit that is comfortable and will stay put thanks to the new anti-slip knee cap and calf band with a silicone grip lining. It is also made of a super perforated and vented Neoprene to keep riders cool. CE tested and certified as impact protection: Knee EN1621-1. Thee adult sizes.

Knee Guard 3DF 5.0

This soft CE certified 3DF knee guard has increased side protection. This pure soft-shell guard is big on protection yet lightweight and comfortable. Abrasion resistant Aramid outer layer for durability, new wider silicone printed elastic cuffs, new 30mm low profile elastic Velcro strap with easy pull suede finger tabs with MoistureCool and AirMesh fabrics. CE tested and certified as impact protection: Knee EN1621-2. Three adult sizes.

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

Knee and Shin Guard Dual Axis

These are hard shell reinforced CE certified 3DF knee & shin guards. The pivoting Dual Axis full hard-shell knee & shin protection offers the most protection of all Leatt knee guards. They are slim under the boot fit, lightweight, comfortable and has great ventilation. CE tested and certified as impact protection: Knee EN1621-2. Three adult sizes.

KIDNEY BELT:
Kidney Belt 3DF

Kidney belt with CE certified lumbar impact protection. Dual action elastic closure for maximum support, 3DF foam for impact protection. Thermo foamed 3D air channels for maximum ventilation. Extra wide and comfortable waist stretch. CE certified for impact protection. Lumbar EN1621-2 Level 1. Three adult sizes.

IMPACT SHORTS:
Impact Shorts GPX 5.5 Airflex

Our off-road impact shorts feature ultra-slim protection by making use of Armourgel®. This low-profile solution is flexible in its natural state for a comfortable fit but hardens immediately when subjected to impact. Pre-shaped 3D design for better fit and function CE tested and certified as impact protection: Hip EN1621-1 Level 1. Six adult sizes.

Impact Shorts DBX 5.0 Airflex

Our bicycle impact shorts might be super slim and offer premium impact protection. They are ideal for those looking for a dual density seat padding or chamois. The hip pads are ultra-thin – 6mm to be exact. Made of 3D molded Armourgel®, a low-profile solution that is flexible in its natural state but stiffens upon impact. CE tested and certified as impact protection: Hip EN1621-1 Level 1. Five adult sizes

Other Products, Parts and Accessories

Leatt Apparel Range

The Leatt Apparel Range is the fastest growing product category in the Leatt range of products. In 2015, we introduced a new product category of gloves to our apparel products and expanded our offering of cooling apparel products. The following year we added a variety of apparel products for off-road motorcycle riders and bicycle riders, including jackets, jerseys, pants and shorts. All products in this range come in a variety of trendy colors and are designed in line with the latest international fashion trends. We also sell a variety of casual clothing and socks that we update each year.

The following table sets out the types of apparel products currently sold by the Company:

GLOVES:
Glove DBX 1.0 GRIPR

The 1.0 GRIPR gloves is the ranges first non-impact protective glove and feels like a riders second skin. The glove has an all-new MicronGrip palm, a woven material that provides good grip in both wet and dry condition. The hand’s stretch material is both lightweight and offers good airflow. Even though they feel soft and light, they are very durable and have a lens/sweat wiper and touch screen function for rider’s convenience. Five adult sizes.

Glove GPX 1.5 GripR

The 1.5 GRIPR gloves is the ranges first non-impact protective glove and feels like a riders second skin. The glove has an all-new MicronGrip palm. The hand’s stretch material is both lightweight and offers good airflow whereas the pre-curved, seamless palm makes this a truly stealth glove. Five adult sizes.

Glove DBX 2.0 X-Flow

The 2.0 X-Flow gloves are the lightest gloves in the range with its upper made of fully vented four-way stretch mesh material. It has brush guard reinforcement over the fingers and knuckles, which is an ultra-thin and four-way flex film that is feather-light and increases scratch and abrasion resistance properties of base material. Four adult sizes.

Glove GPX 2.5 X-Flow

The 2.5 X-Flow gloves are the lightest and most minimalistic gloves of the off-road racing range. Its upper is made of X-Flow, a four-way stretch mesh material that offers maximum airflow, whilst its palm is made of NanoGrip, making it extremely durable and breathable. Five adult sizes.

Glove DBX 3.0 Lite

The 3.0 Lite bicycle gloves’ upper are made of light and vented four-way stretch material. The knuckles are reinforced with 3D molded Armourgel®, an energy absorbing solution that is flexible in its natural state but hardens upon impact. NanoGrip palm for ultra-thin for maximum bike feel. CE tested as impact protection: Knuckle EN 13594:2015. Four adult sizes.

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

Jacket DBX 5.0 All-Mountain

This brand-new top-of-the-line bicycle jacket is engineered to keep riders shielded and has a sleek design. Made of three-layer HydraDri material, a lightweight and breathable fabric with a waterproof rating of 20,000/20,000mm, which means that it is water-resistant under high pressure. It repels water while still allowing moisture to escape. This fabric was designed to be used in all weather conditions. The DBX 5.0 jacket is reinforced with hidden stitching and has YKK AquaGuard zippers. For further protection, it is reinforced with brush guard fabric, an ultra-thin flex film that is feather-light and increases scratch and abrasion resistance properties of material, on the shoulders and elbows. It is neck brace compatible, tailored to be worn over slim protection, and designed to pair perfectly with the DBX 5.0 shorts. The jacket’s three-point, fully adjustable hood has reflective printing and fits over all full-face helmets. This jacket has silk storm cuffs and a silicone printed tail at the back to prevent jacket rise.

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

Jacket GPX 4.5 LITE

A lightweight and water resistant off-road jacket, the GPX 4.5 Lite is made of a soft-shell stretch material and has ventilation zippers and zip-off arms to cool riders down on those hot days. The shoulders and elbows are reinforced with durable 1000D panels. This material has a high cut and abrasion resistance and the elbows are further reinforced with Brush Guard, an ultra-thin flex film that is feather-light and greatly increases the scratch and abrasion resistance. It is tailored specifically so that riders can wear it either with or without body armor, and the Leatt collar works well with or without a neck brace.

Jacket DBX 4.0 All-Mountain

The DBX 4.0 jacket is made of soft shell, four-way stretch and water-resistant material and has YKK zippers and hidden reinforced stitching. For extra protection, it has brush guard fabric protection on the shoulders and elbows, which increases scratch and abrasion resistance properties of the jacket’s base material. Although this jacket is windproof, it is breathable and will keep riders cool with front and rear ventilation. For added comfort, it has stretch fit cuffs and hems and has a silicone printed tail at the back to prevent jacket rise.

Jacket DBX 1.0

The new DBX 1.0 jacket is a lightweight, compact jacket ideal for all terrains. This water resistant and windproof jacket conveniently folds into its own chest pocket and the two-point hood will fit comfortably over all helmets. The tailored cut and stretch fit cuffs and hems makes it super comfortable, as well as the YKK zippers that stay in place when riding.

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

The long-sleeved DBX 5.0 jersey is breathable yet windproof and has a dirt/water repellent coated chest, arms and sides. It was not only designed to fight the effects of the weather but is tailored specifically to be worn with or without body armor and to be neck brace compatible. It has silicone inside that enables it to grip to the Leatt bicycle pants, as well as a zipper pocket with a microfiber goggle wiper. The jersey’s back panel is made of breathable, super moisture wicking and quick-drying Miharo material whereas the elbows are reinforced with brush guard fabric, an ultra-thin flex film that increases scratch and abrasion resistance properties of material. The jacket has tape bonded seams for supreme comfort and bar task stitching for critical reinforcement.

Jersey DBX 4.0 Ultraweld

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

Jersey DBX 1.0

The ideal T-sleeved jersey for warmer days. Made of a super lightweight material, it is ventilated thanks to the stretch mesh back with wicking properties. The tailored stretch fit and overlocked stitched seams makes it super comfortable to wear and convenient features include a zip pocket with a microfiber goggle wiper and rear reflective print for rider’s safety.

Jersey half-zip DBX 1.0

This ultra-lightweight jersey with half-zip is the perfect cycling jersey for warmer days. The T-sleeves and tailored stretch fits like a glove, making it super comfortable. The back of the jersey is made of a mesh fabric that has wicking properties so that riders will stay cool even on those hot days. Overlocked stitch seams that add to the comfort, and features include a zip pocket with a microfiber goggle wiper and rear storage pockets with an anti-sag suspender system.

Jersey GPX 3.5 JR

Leatt’s new racing jersey designed for junior riders. Offering a perfect fit, this jersey is made of MoistureCool 3D stretch mesh material with air channels, and X-Flow mesh side panels that provide additional ventilation. With new soft stretch cuffs, a stretch fit designed to be worn with or without body armor and a collar that works with or without a neck brace. The overlocked stitched seams and silicone grip that connects it to pants add to the comfort.

Jersey GPX 2.5 JR

A lightweight jersey designed to fit junior riders. Made of MoistureCool wicking fabric, it will keep you cool at all times. The stretch fit with overlocked stitched seams make it very comfortable and allows you to wear it with or without body armor.

BICYCLE SHORTS & PANTS
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

Pants DBX 4.0

Designed for Trail, Downhill and BMX, these stretch racing pants offer a comfortable pre-curved fit. Made of stretch material, they are ultra-light and ventilated and will stay in place thanks to the waist side straps with 360 ®silicone grip and YKK zippers. The mesh lining has anti-odor and wicking properties. The seat is seamless, and they have a 1000D inner knee grip panel. There is a hip pocket as well as rear waist pocket.

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

Shorts DBX 1.0

These are bicycle shorts with a longer length. These shorts have pre-curved fit and dual density chamois that ensure a good fit and it will keep riders shielded from dirt and water. Although it is dirt and water repellent, it also has laser-cut ventilation. The seat panel is seamless and the soft touch, adjustable waist lining has a back gripper to prevent seat drop during riding.

OFF ROAD PANTS
Pants GPX 5.5 I.K.S.

The 5.5 off-road pants have a new system called the Internal Knee Brace System (I.K.S) which consists of four layers of reinforcement in the critical high wear, inner knee area. Compatible with the Leatt knee brace and all other leading knee brace brands in the world, this system protects both your pants and bike. Made of a super lightweight and ventilated material and with a tailored, pre-curved slim fit, a durable nylon seat area and 3D fully floating knee cap reinforcement, it offers comfort as well as protection during off-road riding. The knee area also has four- point knee ventilation. The inner leg area is made of the high-tech NanoGrip material that is known for its durability, breathability and superior wet and dry grip properties. A new, shorter micro adjuster waist belt with 360 ®silicone grip and side belt adjusters ensure a perfect fit.

Pants GPX 5.5 Enduro

These pants are water resistant and dirt repellent with Ripstop stretch panels and ventilation zippers, ensuring a great fit as well as function in most climates. The Internal Knee Brace System (I.K.S) that prevents knee brace wear and tear is compatible with the Leatt knee brace, as well as all other leading knee braces in the world. They offer a comfortable fit due to the pre-curved legs, over-the-boot fit and 3D molded, fully floating knee cap reinforcement. Known for its superior wet and dry grip properties, the four-layer inner leg is made of high-tech NanoGrip material whereas the seat area is made of durable 1200D material. With adjustable front and side waist straps, multi-row safety stitching, 360 ®silicone grip and YKK highest quality zippers, these pants offer a solid fit and are tailored fit to work with and without knee and hip protectors.

Pants GPX 4.5

These pre-curved pants offer a tailored, performance fit. Made of Nylon shell with diamond stretch panels and X-flow mesh material, they offer durable, ventilated protection. The seat area is made of a durable nylon material whilst the inner leg areas are made of Amara. Like the GPX 5.5 pants, they have 3D molded, fully floating knee cap reinforcements. They also have two-point knee ventilation and a new, shorter micro adjuster waist belt with 180 ®silicone grip that ensures a perfect fit with ease. The off-road pants are designed to pair perfectly with the off-road jackets and jerseys.

Pants GPX 3.5 JR

Leatt’s new racing pants are designed specifically for junior riders. They offer a pre-curved performance fit and are made of a new light and breathable construction including Ripstop stretch and X- Flow mesh panels for durable and ventilated protection. The seat area is made of 1200D durable nylon with a multi-row safety stitching and dual layer Amara inner leg area which is soft, very tough, and it grips well. With fully floating knee cap reinforcements and a new, short micro adjuster waist belt with 180 ®silicone grip and YKK highest quality zippers, these pants ensure a solid fit.

Pants GPX 2.5 JR

The GPX 2.5 junior pants offer a pre-curved performance fit. The all-new construction includes Ripstop stretch panels and a 600D durable nylon seat area with multi-row safety stitching. It is equipped with a new extended waist belt adjuster to accommodate a wider range of waist sizes, and YKK highest quality zippers to ensure a solid fit.

We sell accessories that complement our expanding range of products including toolbelt bags, duffel bags, gear bags, helmet bags, hats and hydration kits.

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

Hydration Core 2.0

The new DBX 2.0 Core offers ultra-light, low-gravity waist hydration for bicycle riders. The durable outer shell is equipped with several dedicated tool and hydration compartments, as well as waist pockets. Providing 2L hydration and 5L cargo capacity, it has an inverted port that ensures maximum draining, and an auto shut-off bladder valve.

We also provide aftermarket support to users of our protective products primarily for the replacement of worn or damaged parts through our global distribution network. The nature of many of our products is such that certain components collapse and fail in a controlled mode to help prevent further bodily injury. As such, specific parts of a product or the entire product may need to be replaced after a significant impact.

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

•	Decline Magazine: awarded Leatt Knee Guards a five-star rating based on the products’ fit, impact testing, breathability and overall appeal (July 2016).

•

Eurobike Award 2017: In 2017, the Leatt DBX 3.5 neck brace won a Eurobike Award. Eurobike is the world’s leading trade fair where international bike industry exhibitors present their products and services. The prestigious Eurobike Award honors innovative products and is a highlight of the annual exposition.

•

Interbike Innovation 2017 Award Winner: The Leatt DBX 3.5 neck brace was named an Interbike Innovation Award winner in 2017. The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America and their awards are aimed at recognizing excellence and innovation in product, retail and advocacy.

•

Mountain Bike Magazine 2017 Editor’s Choice Innovations Category Winner: In 2017, the Leatt DBX 3.0 helmet was one of ten winners in the Editor’s Choice Innovations category reserved for innovations that the Editors believe most shaped the mountain bike world during the prior year.

•	The MTB Lab Best of 2017 Award: In 2017, The MTB Lab, an online publication on mountain bikes and outdoor gear, named the Leatt DBX 3.0 All-Mountain Helmet one of the best products for 2017.

•	2017 Crankjoy Gear of the Year: The Leatt DBX 3.0 helmet was listed by the Editors of Crankjoy, an online publication on mountain bike lifestyle and gear, as among its favorite riding gears for 2017.

•

Design & Innovation 2018 Awards: In 2018, the Leatt DBX 2.0 Helmet and the Leatt DBX 3.5 Neck Brace won a Design and Innovation Award. The Design & Innovation award is granted by a jury of bicycle industry experts in recognition of the best bicycles and bicycle products.

•

2018 Powersports Business Nifty 50 Award: In 2018, the Leatt GPX 4.5 Helmet and the Leatt GPX 3.5 Neck Brace was awarded the Nifty 50 Award by the editors of Powersports Business, an industry publication that selects aftermarket products and services that they believe will help boost dealer profitability. To be eligible for the 2018 award, products had to be new or substantially improved from previous years and be ready for delivery in calendar year 2018.

We believe that the quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 710,000 units of Leatt-Brace® products worldwide to date. Approximately 9% of our 2010-unit sales were from our DBX bicycle brace. This number increased to 10% of unit sales in 2014, and to 13% of unit sales in 2015, 2016 and 2017. Our STX street brace, which was introduced to the market in 2011, accounted for as much as 2% of unit sales in 2015, and has remained constant at 1% of unit sales in 2016 and 2017.

Manufacturing

Our products are manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there. Our third-party manufacturers usually have the capacity to produce more than 120,000 neck braces per year and have the space to expand such capacity as required. We do not currently have written agreements with our neck brace third-party manufacturers but will include any such future written agreement with our periodic filings. We have a manufacturing agreement with our Helmet manufacturer and will file agreements as they become material. We generally offer a 2-year warranty on our products in accordance with EU regulations. Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers’ warehouses to customers or their import agents.

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 – 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer’s invoice reflecting quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date is 70 days, and our usually agreed on shipping terms are FOB (Port).

During production, we measure the manufacturer’s on-time performance to determine whether to continue our relationship. We utilize outside consultants and our own employees to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer’s premises and penalties are levied against a manufacturer if any delay in shipment to customers or customer rejection or non-acceptance is caused by quality issues. The balance of the open invoices is paid to the manufacturer four six weeks after successful inspection.

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon and high impact polycarbonate resin. The cost of materials used in our products varies depending on the target market for, and the price of, our products. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand and global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any interruptions to our production due to shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We may also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2017 and 2016, were not material and we do not foresee these amounts being material in the near future.

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

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to distributors in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 100 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers’ warehouses to customers or their import agents. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer’s port when shipping terms are Free on Board (FOB) shipping point, Cost and Freight (CFR) or Cost and Insurance to named place (CIP) as legal title and risk of loss to the product pass to the customer.

We generate revenue both in the United States and internationally. For the years ended December 31, 2017 and 2016, annual revenues associated with international customers were $12,827,572 and $9,685,191, or 64% and 59% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2017. For the years ended December 31, 2017 and 2016, our largest customer accounted for approximately 10% and 13% of our annual U.S. revenue, respectively. As of December 31, 2017 and 2016, $147,711 or 6% and $316,976 or 14% of our accounts receivable was due from this customer.

For the years ended December 31, 2017 and 2016, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% and 9% of our annual international revenue for the respective periods. As of December 31, 2017, and 2016, $0 and $24,394, or 0% and 1% of our accounts receivable, respectively, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 830 active distributors and dealers who stock Leatt products in the U. S. and approximately 211 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2017 and 2016 were $1,690,408 and $1,588,599, respectively, representing approximately 8% and 10% of our revenues for each period.

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

•

Industry Accreditation and Endorsements. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We are in discussions with governing racing bodies, such as the Commission Internationale de Karting, or CIK, to have the Leatt-Brace® accredited. We believe that these accreditations and endorsements will increase sales of our products and solidify our position as a leader in safety products. SFI testing is compulsory for neck protection used in automotive racing in the United States, therefore should neck protection be compulsory we believe that such accreditations and endorsements will additionally increase our sales.

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

•

Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. In 2016, we launched two additions to our body armor product range, namely helmets and gloves. We also added two full apparel lines to our product range—one line designed for the off-road motorcycle market and the other designed for the bicycling market. We expect that our sales of peripheral products and accessories will increase in line with increased brand awareness.

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

Our research and development expenses for the fiscal years ended December 31, 2017 and 2016, amounted to $1,358,512 and $1,443,451, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the RacerX survey discussed elsewhere herein and available at http://mediakit.filterpubs.com/survey, our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports, our major competitor in the knee brace market is EVS Sports; and our major competitors in the body protection, apparel and helmet market is Fox Racing.

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

•

Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 14 years’ experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt- Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served as a Sales and Product Manager for various companies in the power sports industry. Mr. Olsson has over 20 years’ experience as a sales and product manager for various companies in the power sports industry. Mr. Repsher is our US General Manager, who is an award-winning sales executive with over 15 years’ experience in the marketing and sales of sports orientated companies in North America.

•

Outsourced Manufacturing. We outsource our manufacturing to third-party manufacturers in order to produce large volumes of our products. The manufacturing process remains subject to our strict quality control guidelines safeguarded by our employees and the third-party inspectors who we hire as consultants to ensure that these guidelines are being implemented at the production point. While such manufacturing arrangements pose a risk to our ability to safeguard our property technologies and may lead to increased costs, as discussed under the “Risk Factors” heading in this report, we expect that the increase in expected sales volumes will contribute to a lower production cost per unit and that this will translate to better margins for our distributors and retailers.

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

•

Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing bodies and industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the CIK, to have the Leatt-Brace® accredited. SFI testing is compulsory for neck protection used in automotive racing in the U. S., therefore any of our competitors will also have to pass the certification testing. Should industry accreditation become compulsory, we would be ahead of our competitors in the market place.

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

Our Intellectual Property

We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. Most of these initial intellectual property rights are held by Xceed Holdings, a corporation controlled by our Chairman, Dr. Christopher Leatt and the rest of these rights are held by the Company and Three Eleven Distribution, our South African subsidiary. We license most of our intellectual property from Xceed Holdings, pursuant to a patent and royalty license agreement, or Licensing Agreement, dated March 1, 2006, between the Company and Xceed Holdings. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all our revenues billed and recieved from the Leatt-Brace®. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology.

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	6/20/2006	Neck Brace	Granted	11/26/2018
Brazil	PI0416971-9		5/26/2006	Neck Brace	Pending	11/26/2018
Canada	2,547,855	2,547,855	5/26/2006	Neck Brace	Granted	11/26/2018
China	20048003507 2.4		5/26/2006	Neck Brace	Granted	11/26/2018
Indonesia	W002006014 67	IDP0030269	6/19/2006	Neck Brace	Granted	02/11/2018
Israel	175931	175931	6/19/2006	Neck Brace	Granted	11/25/2018
Japan	2006541524	4553903	5/26/2006	Neck Brace	Granted	7/22/2018
South Korea	10-2006- 7012173	10-0904041	6/19/2006	Neck Brace	Granted	6/15/2018
Morocco	PV29105	28229	6/15/2006	Neck Brace	Granted	11/26/2018
Mexico	JL/a/2006/000 026	301465	5/26/2006	Neck Brace	Granted	11/26/2018
Malaysia	PI 20062407	MY-145683-A	5/25/2006	Neck Brace	Granted	3/15/2019
Singapore	200808773-6	148205	5/26/2006	Neck Brace	Granted	11/26/2018
USA	11/440,576	7,993,293	5/25/2006	Neck Brace	Granted	2/9/2019
USA (Broad)	11/690,412	8,002,723	3/23/2007	Neck Brace	Granted	2/23/2019
USA (Continuation)	13/206,312	8,562,551	8/9/2011	Neck Brace	Granted	4/22/2021
Eurasia	200601049	10815	6/26/2006	Neck Brace	Granted	11/26/2018
Australia	2004293118	2004293118	6/23/2003	Neck Brace	Granted	11/26/2018
India	2315/CHENP/		6/26/2006	Neck Brace	Granted	11/26/2018

	2006
Norway	20062971	327461	6/26/2006	Neck Brace	Granted	11/30/2018
New Zealand	548068	548068	6/22/2006	Neck Brace	Granted	11/26/2018
Vietnam	1-2006-01015	13771	6/26/2006	Neck Brace	Granted	02/09/2019
Germany	04816084.0	6020040259 75,6	6/22/2006	Neck Brace	Granted	11/30/2018
France	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2018
UK	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2018
Switzerland	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2018
Spain	04816084.0	2342402	6/22/2006	Neck Brace	Granted	11/26/2018
Italy	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2018
Netherlands	04816084.0	1696842	6/22/2006	Neck Brace	Granted	11/30/2018
Japan	2009-534037	5473057	4/27/2009	SSS Brace	Granted	02/13/2018
USA	12/447,452	8,484,768	4/27/2009	SSS Brace	Granted	1/16/2021
USA	12/812,596	8,439,042	7/12/2010	MRX Brace	Granted	14/11/2020
Australia	2009321240	2009321240	6/8/2011	MRX Brace	Granted	11/26/2018
China	20098014755 8.X	ZL200980147558 .X	5/26/2011	MRX Brace	Granted	11/26/2018
Austria	09801554.8	EP 2376032	5/31/2011	MRX Brace	Granted	11/30/2018
France	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
Germany	09801554.8	60 2009 029 841.0	11/26/2009	MRX Brace	Granted	11/30/2018
Italy	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
Spain	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
Sweden	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
Netherlands	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
UK	09801554.8	EP 2376032	11/26/2009	MRX Brace	Granted	11/30/2018
Japan	2011-537006	5643960	5/19/2011	MRX Brace	Granted	11/14/2018
Switzerland	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2018
Germany	09165346.9	602004035367.1	7/13/2009	Neck Brace	Granted	11/30/2018
Spain	09165346.9	2377592	7/13/2009	Neck Brace	Granted	11/30/2018
France	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2018
UK	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2018
Italy	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2018
Netherlands	09165346.9	2113231	7/13/2009	Neck Brace	Granted	11/30/2018
USA	29/224,261	D552,742	2/28/2005	Moto-R Brace	Registered
USA	29/225,477	D542,919	3/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061- 0001	3/17/2005	Moto-GPX Brace	Registered	3/17/2020
New Zealand	405978	405978	3/16/2005	Moto-GPX Brace Registered

USA	29/279,249	D631,167	4/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	4/20/2007	SSS Brace	Registered	4/20/2017
USA	29/284,258	D592,310	9/4/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	9/6/2007	Moto-GPX Brace 2006	Registered	9/30/2022
USA	29/325,870	D633,623	10/7/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/1/2010	Chest Protector	Granted	10/01/2018
South Africa	2015/00206	2015/00206	01/13/2015	Shoulder Brace	Granted	06/26/2018
USA	14/894,237		11/25/2015	Knee Brace	Pending	After Grant
France	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	5/31/2018
Italy	14737320.3	502017000064518	12/3/2015	Knee Brace	Granted	5/31/2018
Spain	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	5/31/2018
United Kingdom	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	5/31/2018
Austria	14737320.3	AT-E 874809	12/3/2015	Knee Brace	Granted	5/31/2018
Germany	14737320.3	DE 2014007672.6	12/3/2015	Knee Brace	Granted	5/31/2018
Sweden	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	5/31/2018
Netherlands	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	5/31/2018
USA	14/976,209		12/21/2015	Glove	Pending	After Grant
Europe	15730280.3		5/21/2015	Turbine Helmet	Granted	05/21/2018
USA	15/312,271		12/21/2016	Turbine Helmet	Pending	After Grant
China	201580025924.X		11/18/2016	Turbine Helmet	Pending	After Grant
Australia	2015262893		11/21/2016	Turbine Helmet	Pending	05/21/2019
Brazil	BR1120160269829		11/17/2016	Turbine Helmet	Pending	05/21/2018
Canada	2,949,756		11/21/2016	Turbine Helmet	Pending	05/21/2018
New Zealand	727758		12/20/2016	Turbine Helmet	Pending	05/21/2019
Hong Kong	17107095.0		7/14/2017	Turbine Helmet
PCT	PCT/IB2016/057895		12/21/2016	Boot	Pending
PCT	PCT/IB2017/050999		22/2/2017	Jacket	Pending
UK	1603129.6		02/23/2016	Neck Brace	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508- 0001	12/23/2010	STX Brace	Registered	12/23/2020
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2020
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	8/4/2018
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597		12/02/2014	Visor Screw	Accepted
USA	29,509,338	D768,940	11/17/2014	Hydration System	Registered
Europe	02588970-0001- 0003	02588970-0001- 0003	12/2/2014	Visor Screw & Hydration System	Registered	2/12/2019
Held by Three Eleven Distribution (Pty) Ltd.
UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/13/2016

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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trademark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt-Brace	10	6287826	6287826	21/09/2007	02/20/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	02/20/2020	Registered
China	The Helmet for your Neck Device	10	6287823	6287823	21/09/2007	02/20/2020	Registered
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	09/19/2027	Registered
CTM	The Helmet for your neck	9	6314009	6314009	19/09/2007	09/19/2017	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	09/19/2027	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	09/19/2027	Registered
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	03/01/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	10/26/2020	Registered
CTM	Alternative Load Path Technology	9	8358046	8358046	11/06/2009	06/11/2019	Registered
CTM	Alternative Load Path	9	8358061	8358061	11/06/2009	06/11/2019	Registered
CTM	ALPT	9	8358079	8358079	11/06/2009	06/11/2019	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	10/12/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	07/23/2019	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	07/16/2020	Registered
Japan	Leatt	9, 10, 28	2010-056635	5432253	16/07/2010	08/12/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	04/01/2021	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	09/23/2020	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	11/03/2020	Registered
Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	02/08/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	02/08/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	10/09/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	10	902094149	902094149	05/11/2009	01/14/2024	Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	10/09/2022	Registered

Canada	LEATT	25	1535498	841,643	13/07/2011	01/29/2028	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	01/15/2023	Registered
Australia	BraceOn	28	1450772	1450772	23/09/2011	09/23/2021	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	09/23/2021	Registered
NZ	Leatt	9	829603	829603	30/08/2010	08/30/2020	Registered
NZ	Leatt	25	831034	831034	27/09/2010	09/27/2020	Registered
NZ	Leatt	28	831035	831035	27/09/2010	09/27/2020	Registered
NZ	Leatt	10	831036	831036	27/09/2010	09/27/2020	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	10/09/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	10/09/2022	Registered
Brazil	Device	9	830.409.416	830.409.416	05/11/2009	10/09/2022	Registered
CTM	Device	9, 25, 28	13289822	13289822	23/09/2014	09/23/2024	Registered
USA	THREE L DEVICE	9, 25, 28	86445638	5,124,832	5/11/2014	01/17/2027	Registered
USA	LEATT	9, 18, 25, 28	86846033	5,182,646	11/12/2015	04/11/2027	Pending
USA	Leatt	25	85135308	4,202,879	22/09/2010	09/04/2021	Registered
SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	06/26/2019	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	05/28/2024	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	09/26/2026	Registered
SA	Adventure Leatt and Device	9	2008/15403	2008/15403	04/07/2008	07/04/2018	Registered
SA	Adventure Leatt and Device	10	2008/15404	2008/15404	04/07/2008	07/04/2018	Registered
SA	Adventure Leatt and Device	28	2008/15405	2008/15405	04/07/2008	07/04/2018	Registered
SA	Adventure Brace	9	2008/28131	2008/28131	01/12/2008	12/01/2018	Registered
SA	Adventure Brace	10	2008/28132	2008/28132	01/12/2008	12/01/2018	Registered
SA	Adventure Brace	28	2008/28133	2008/28133	01/12/2008	12/01/2018	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	08/12/2018	Registered
USA	The Helmet For Your Neck Device	9	77236512	3483523	23/07/2007	08/12/2018	Registered
USA	The Helmet For Your Neck	9	77264171	3483644	24/08/2007	08/12/2018	Registered
USA	LEATT	9	77264178	3483646	24/08/2007	08/12/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	03/26/2019	Registered
China	Leatt-Brace	9	7668832	7668832	09/03/2009	03/06/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	03/06/2021	Registered
China	LEATT	25	Pending		31/08/2016		Published
China	LEATT	28	Pending		31/08/2016		Published
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	03/06/2021	Registered
China	Leatt	25	8706821	870682	28/09/2010	09/28/2021	Registered
Mexico	Leatt	9	1938215		08/25/2017		Pending
Mexico	Leatt	18	1938218		08/25/2017		Pending
Mexico	Leatt	25	1938216		08/25/2017		Pending
Mexico	Leatt	28	1938213		08/25/2017		Pending

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

Our Employees

As of December 31, 2017, we employed 51 full-time employees, 9 independent contractors and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2017.

Employee Function	Number
Executive	3
Internet Technology	2
Product	3
Marketing	6
Finance	4
Operations and Distributions/Logistics	7
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	17
Support Staff (Receptionist/Cleaners/Driver)	3
Independent Contractors	9
Total	60

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

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $16.4 million for the fiscal year ended December 31, 2016. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

In addition to the minimum requirements the Company complies with the European Standards, or EN (European Norm), specific to certain categories of PPE. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company’s case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; and CE EN1621-3 level 2 impact front Chest Protectors. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, the Notifying Body will be responsible for CE evaluation and certification.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company’s FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires in December 31, 2018, we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2018. The MHRA registration of the knee brace is open-ended, subject to the Company’s continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

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

RISKS RELATED TO OUR BUSINESS

Our operations may be impaired if our information technology systems fail to perform adequately or if they are the subject of a security breach or cyber-attack.

We rely on a variety of information technology systems in the ordinary course of business to manage business data, communications, supply chain, order entry and fulfilment, and other business processes. Our information technology systems are potentially vulnerable to malfunctions, computer viruses, unauthorized access, and cyber-attacks, including individual or advanced persistent cyber-attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information regarding our employees, suppliers and customers. While we use procedures and controls designed to properly maintain and safeguard our information technology systems, including the engagement of reputable third-party vendors to process, store and safeguard our employee, supplier and customer information and to monitor and mitigate any threats to our systems, such efforts may not be sufficient to prevent a failure of our information security systems or cyber security incidents. The failure of any of our information technology systems to perform as anticipated could disrupt our business and could result in transaction errors, processing inefficiencies and the loss of sales and customers, which could materially adversely affect our financial condition, business and results of operations. A successful breach of our information technology systems or those of our third party vendors could result in the theft of the Company’s intellectual property, impose liability on the Company for the loss of customer, supplier or employee confidential information, increase costs from litigation and reputational damage, any of which results would have a material adverse impact on the Company’s financial condition, business and results of operations. Any remedial costs or other liabilities related to information security system failures and cybersecurity incidents may not be fully insured or indemnified by other means.

The ongoing global economic turmoil could negatively affect our business, results of operations, and financial condition.

The ongoing turmoil in the global economy, especially in the U.S., South America and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2017, our U.S. revenue was concentrated in one customer that accounted for approximately 10% of annual U.S. revenue. As of December 31, 2017, and 2016, $147,711 or 6% and $316,976, or 14% of our accounts receivable, was due from this customer.

For the years ended December 31, 2017 and 2016, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% and 9% of our annual international revenue for the respective periods. As of December 31, 2017, and 2016, $0 and $24,394, or 0% and 1% of our accounts receivable, respectively, was due from this international customer.

We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

We engage in international sales, which expose us to trade restrictions that could harm our business and competitive position.

For the years ended December 31, 2017 and 2016, annual revenues from product sales to international customers were $12,827,572 and $9,685,191, or 64% or 59% of our total revenue, respectively. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. While we have not encountered significant difficulties in connection with the sales of our products in international markets, if we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. Furthermore, the future imposition of, or significant increases in, the level of custom duties, export quotas or other trade restrictions could have an adverse effect on us. We cannot assure you that the laws of foreign jurisdictions where we sell and seek to sell our products afford similar or any protection of our intellectual property rights as may be available under U.S. laws. We are directly impacted by the political, economic, military and other conditions in the countries where we sell or seek to sell our products.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman and Research and Development Consultant and the licensor of some of our intellectual property, Sean Macdonald, our Chief Executive Officer and President, Erik Olsson, our International General Manager and Todd Repsher, our U.S. General Manager. They also depend in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk, we have taken out key man insurance on key personnel such as Dr. Leatt. However, if we lose key personnel or if any such personnel fails to perform in his or her current position, or if we are unable to attract and retain skilled personnel as needed, our business could suffer. Significant turnover in our senior management could significantly deplete our institutional knowledge held by our existing senior management team. We depend on the skills and abilities of these key personnel in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2017. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We could be an "emerging growth company" for up to five years after the first sale of our common equity securities pursuant to an effective registration statement under the Securities Act, which we expect will be pursuant to a Registration Statement on Form S-8 or on Form S-1. However, if certain events occur prior to the end of such five-year period, including if we become a "large accelerated filer," our annual gross revenues exceed $1 billion or we issue more than $1 billion of non-convertible debt in any three-year period, we would cease to be an "emerging growth company" prior to the end of such five-year period. We cannot predict if investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choice we make to reduce future disclosure, there may be a less active trading market for our common stock and our stock price may be more volatile.

Unseasonable weather may disrupt our operations and may reduce consumer demand for our products.

Our products are primarily designed for outdoor use and unseasonable weather could lead to increased expenses and a reduction in our sales revenue. Unseasonable weather and prolonged, extreme temperatures, such as hurricanes, winter storms, earthquakes, floods, heat waves, and other natural disasters may affect consumer participation in outdoor sporting activities and adversely impact their demand for our products. In addition, severe weather could disrupt operation of our facilities and cause service outages, production delays and property damage that require us to incur additional expenses. Such weather conditions may also affect our ability to deliver our products to our customers or may require them to close certain stores temporarily, thereby reducing sales. As a result, unseasonable weather in any of our markets could negatively impact our net revenues.

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

Our products are manufactured and shipped from production facilities in China. If our manufacturing in China is disrupted, our overall capacity could be significantly reduced, and sales or profitability could be negatively impacted. Furthermore, changes in PRC laws and regulations, or their interpretation, or the imposition of confiscatory taxation, restrictions on currency conversion, imports and sources of supply, devaluations of currency or the nationalization or other expropriation of private enterprises could have a material adverse effect on our business, results of operations and financial condition. Under its current leadership, the Chinese government has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the Chinese government will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

We may have limited legal recourse under PRC law if disputes arise under our outsourcing manufacturing arrangements with third parties.

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsourcing manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal -merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

Our potential inability to adequately protect our intellectual property during the outsource manufacturing of our products in China could negatively impact our performance.

Our products are manufactured primarily in China through third-party outsource manufacturing arrangements. We rely on our third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process, however, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow or prevent such manufacturers from retaining them. The legal regime governing intellectual property rights in China is relatively weak and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Our management team collectively owns 40.64% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock). Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 25% of the space is used by our finance, legal and operations teams, 35% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 30% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated December 5, 2016, between Leatt SA and AJ Brutus Investments CC, which expires on December 15, 2018. The lease agreement requires us to pay a monthly rent of ZAR 62,932 (or $5,094).

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Harold & Bonnie Pease Trust, dated March 10, 2017, that expires on April 30, 2022. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The lease agreement calls for a monthly base rent in the amount of $10,216, from May 1, 2017 through April 30, 2018, after which time the base rent will escalate annually in line with the Consumer Price Index (CPI) up to a maximum of 3% per annum.

We also lease extra warehouse space from time to time to store inventory. These agreements are on a month-to-month basis and vary during the course of the year.

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

•

On February 25, 2015, a lawsuit was filed against the Company on behalf of a motorcycle rider in the Northern District Court of Indiana, Lafayette Division for strict liability, breach of warranty, negligence, punitive damages and deceptive and misleading advertising and marketing. On September 14, 2017 the Court awarded summary judgement in favor of the Company and the plaintiff has appealed this decision by the Court. This matter has been settled.

•

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

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock as reported by Yahoo Finance at https://finance.yahoo.com for the periods indicated. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2018
1st Quarter (January 1, 2018 to March 19, 2018)	$2.50	$2.00
Year Ended December 31, 2017
1st Quarter	$2.46	$2.02
2nd Quarter	$2.50	$2.25
3rd Quarter	$2.35	$1.60
4th Quarter	$2.55	$1.75
Year ended December 31, 2016
1st Quarter	$4.00	$2.52
2nd Quarter	$3.46	$2.05
3rd Quarter	$2.75	$1.85
4th Quarter	$4.00	$2.00

Holders

As of March 19, 2018, there were approximately 209 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

The following table includes the information as of December 31, 2017 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	24,000	$1.00	137,800
	323,000	$2.60
	169,000	$1.60
Equity compensation plans not approved by security holders	0	--	0
Total	516,000	--	137,800

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2017 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2016.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above Part I, for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

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

Leatt earns revenues through the sale of its products through approximately 100 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to retailers in the United States and South Africa, respectively.

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

Results of Operations

Year ended December 31, 2017 compared to the year ended December 31, 2016

The following table summarizes the results of our operations during the years ended December 31, 2017 and 2016 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2017	2016	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$20,139,785	$16,416,465	$3,723,320	23%
COST OF REVENUES	10,674,447	8,178,017	$2,496,430	31%
GROSS PROFIT	9,465,338	8,238,448	$1,226,890	15%
PRODUCT ROYALTY INCOME	98,038	103,366	$(5,328)	-5%
OPERATING EXPENSES
Salaries and Wages	2,603,707	2,332,167	$271,540	12%
Commissions and Consulting	523,629	566,105	$(42,476)	-8%
Professional Fees	694,345	538,076	$156,269	29%
Advertising and Marketing	1,690,408	1,588,599	$101,809	6%
Office Rent and Expenses	266,933	258,950	$7,983	3%
Research and Development Costs	1,358,512	1,443,451	$(84,939)	-6%
Bad Debt Expense	64,213	62,667	$1,546	2%
General and Administrative	1,659,565	1,873,981	$(214,416)	-11%
Depreciation	476,552	409,534	$67,018	16%
Total Operating Expenses	9,337,864	9,073,530	$264,334	3%
INCOME (LOSS) FROM OPERATIONS	225,512	(731,716)	$957,228	131%
Other Income (Expenses)	(9,457)	97,521	$(106,978)	-110%
INCOME (LOSS) BEFORE INCOME TAXES	216,055	(634,195)	$850,250	134%
Income Taxes	(21,237)	(178,958)	$157,721	-88%
NET INCOME (LOSS)	$237,292	$(455,237)	$692,529	152%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor, Helmets and Other products, Parts and Accessories. Revenues for the year ended December 31, 2017 were $20.14 million, a 23% increase, compared to revenues of $16.42 million for the year ended December 31, 2016. This increase in revenues is attributable to a $2.09 million increase in Body armor sales, a $0.77 million increase in Helmet sales, and a $1.36 million increase in other Products, Parts and Accessories sales, that were partially offset by a $0.50 million decrease in Neck brace sales, during the year ended December 31, 2017. Price fluctuations did not impact revenues as our selling prices have not fluctuated by any significant level.

The following table sets forth our revenues by product line for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	% of Revenues	2016	% of Revenues
Neck braces	$5,198,849	26%	$5,701,503	35%
Body armor	9,788,505	48%	7,699,973	47%
Helmets	2,382,910	12%	1,608,854	10%
Other Products, Parts and Accessories	2,769,521	14%	1,406,135	8%
	$20,139,785	100%	$16,416,465	100%

Sales of our flagship Neck brace accounted for $5.20 million and $5.70 million, or 26% and 35% of our revenues for the years ended December 31, 2017 and 2016, respectively. The 9% decrease in Neck brace revenues was primarily due to a decrease in the volume of 4.5 neck braces sold in the United States and abroad. The award winning 3.5 Neck brace that was released at global international shows did not ship during the fourth quarter of 2017 as we continued to refine manufacturing techniques.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $9.79 million and $7.70 million, or 48% and 47% of our revenues for the years ended December 31, 2017 and 2016, respectively. The 27% increase in Body armor revenues was primarily due to an increase in the volume knee braces sold globally. Sales of our refined C-Frame Pro Knee Brace and newly released X-Frame Knee Brace were very encouraging during the period ended December 31, 2017.

Our Helmets accounted for $2.38 million and $1.61 million, or 12% and 10% of our revenues for the year ended December 31, 2017 and 2016, respectively. The 48% increase in Helmet revenues is primarily due to initial shipments of our GPX 4.5 helmet for off-road motorcycle use and the highly anticipated DBX 3.0 Enduro and All Mountain helmets for bicycle use.

Our Other Products, Parts and Accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $2.77 million and $1.41 million, or 14% and 8% of our revenues for the years ended December 31, 2017 and 2016, respectively. The 97% increase in our Other Products, Parts and Accessories is primarily due to the continued market acceptance of our GPX and DBX apparel lines designed for off-road motorcycle and bicycle use respectively.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2017 and 2016 were $10.67 million and $8.18 million, respectively. Gross Profit for the years ended December 31, 2017 and 2016 were $9.47 million or 47% of revenues and $8.24 million, or 50% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 26% and 35% of our revenues for the years ended December 31, 2017 and 2016, respectively. Additionally, sales to our international distributors outside of the United States generate a lower gross margin than direct sales to our dealer network in the United States. Annual revenues associated with international customers for the years ended December 31, 2017 and 2016, were $12,827,572 and $9,685,191, or 64% and 59% of total revenue, respectively. Management continues to actively assess all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2017 and 2016 were $98,038 and $103,366, respectively. The 5% decrease in product royalty income is primarily due to a decrease in the sale of licensed products by licensees during the 2017 period.

Salaries and Wages – Salaries and wages for the years ended December 31, 2017 and 2016 were $2,603,707 and $2,332,167, respectively. This 12% increase in salaries and wages during the 2017 period was primarily due to the employment of additional sales personnel that are based in the United States and are incentivized to drive sales.

Commissions and Consulting Expense – Commissions and consulting expense for the years ended December 31, 2017 and 2016 were $523,629 and $566,105, respectively. This 8% decrease in commissions and consulting expenses is primarily the result of a decrease in sales commission costs incurred in the United States as the Company continues to employ sales professionals on a permanent basis.

Professional Fees – Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2017 and 2016 were $694,345 and $538,076, respectively. The 29% increase in professional fees is primarily due to increased spending on product liability litigation during the 2017 period.

Advertising and Marketing – The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase exposure. Advertising and marketing expenses for the years ended December 31, 2017 and 2016 were $1,690,408 and $1,588,599, respectively. This $101,809, or 6%, increase in advertising and marketing expenditure is primarily due to the production and implementation of various marketing campaigns designed to support the Company’s expanding product range, brand awareness and new market penetration strategies.

Office Rent and Expenses – Office rent and expenses for the years ended December 31, 2017 and 2016 were $266,933 and $258,950, respectively. The 3% increase in office rent and expenses is primarily the result of escalation in the rental of warehouse space occupied by Two Eleven, our U.S. subsidiary and at our South African headquarters.

Research and Development Costs – These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2017 and 2016 were $1,358,512 and $1,443,451, respectively. This 6% decrease in research and development costs is primarily as a result of decreased salaries paid to development staff as the Company refines key research and development skill requirements. This cost decrease was partially set off by costs incurred to expand the Company’s product range.

Bad Debt Expense – Bad debt expense for the years ended December 31, 2017 and 2016 were $64,213 and $62,667, respectively. This 2% increase is primarily as a result of the write off of marginally higher value in unrecoverable debts owing to the Company during the 2017 period.

General and Administrative Expenses – General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2017 and 2016 were $1,659,565 and $1,873,981, respectively. The 11% decrease in general and administrative expenses is primarily the result of a decrease in product liability premiums.

Depreciation Expense – Depreciation expense for the years ended December 31, 2017 and 2016 was $476,552 and $409,534, respectively. The 16% increase in depreciation expense is primarily as a result of additional molds and tooling commissioned in order to continue growing the Company’s product range.

Total Operating Expenses – Total operating expenses increased by $264,334 to $9,337,864 for the year ended December 31, 2017, or 3%, compared to $9,073,530 in the 2016 period. This increase is primarily due to increases in advertising and marketing costs, salaries and professional fees that were partially offset by a decrease in general and administrative costs.

Net Income (Loss) – The net income after income taxes for the year ended December 31, 2017 was $237,292, as compared to a net loss after income taxes of $455,237 for the 2016 period. This 152% increase in net income is primarily due to the 23% increase in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2017, we had cash and cash equivalents of $1.52 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $1.10 million and short-term investments of $0.06 million at December 31, 2016. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2017	2016
Net cash provided by operating activities	$1,718,609	$320,192
Net cash used in investing activities	$(1,358,353)	$(239,360)
Net cash used in financing activities	$(24,402)	$(77,107)
Effect of exchange rate changes on cash and cash equivalents	$79,300	$44,528
Net increase in cash and cash equivalents	$415,154	$48,253
Cash and cash equivalents at the beginning of period	$1,103,003	$1,054,750
Cash and cash equivalents at the end of period	$1,518,157	$1,103,003

Cash increased by $415,154 or 38%, for the year ended December 31, 2017. The primary sources of cash during fiscal year 2017 were a net income of $237,292 and an increase in accounts payable of $1,412,047. The primary uses of cash during calendar year 2017 were an increase in inventory of $347,886 and increased capital expenditures of $1,361,453 relating primarily to molds to be used for the Company’s increased range of products. As of December 31, 2017, we did not have any credit facilities or significant amounts owing to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings, 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2017 and 2016, the Company paid an aggregate of $51,548 and $58,356 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.1 to the Company’s report on Form 8-K filed on July 8, 2015.

On October 16, 2017, the Company entered into a new Premium Finance Agreement with AFCO to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.150%, commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2017, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 22, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $89,708 in eleven payments of $8,315 at a 3.900% annual interest rate, commencing on June 1, 2017 and ending on April 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2017, the Company had not defaulted on its payment obligations under this agreement.

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

The Company continues to monitor FASB activity to assess certain interpretative issues and the associated implementation of new standards. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. On a periodic basis, the Company will review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied. Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December 31, 2017 and 2016 was $57,808 and $166,107, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2017 and 2016.

Income Taxes - As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax provision (benefit) in each of the jurisdictions in which we operate. This process involves estimating our current income tax provision (benefit) together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We regularly evaluate our ability to recover the reported amount of our deferred income taxes considering several factors, including our estimate the likelihood of the Company generating sufficient taxable income in future years during the period over which the temporary differences reverse.

Recent Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements for a full description recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2017 and 2016 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2017, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2017 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2017 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 19, 2018.

Name	Age	Title
Dr. Christopher James Leatt	49	Founder, Chairman and Research & Development Consultant
Sean Macdonald	40	CEO, CFO, President and Director
Jeffrey Joseph Guzy	66	Director

DR. CHRIS LEATT: Dr. Leatt, aged 49, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar’s position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 40, has served as the Company’s Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 66, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CoJax Oil and Gas Corporation and PrecyseTech. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation. He serves as an independent director and chairman of the audit committee of YayYo, Inc; a corporation that has recently filed for listing on NASDAQ.

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

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Dr. Christopher James Leatt	Founder, Chairman and Head of Research & Development	•	Dr. Leatt holds a Bachelor of Medicine and Bachelor of Surgery Degree and is the inventor of the Leatt Brace® and the Founder of the Company.

		•	He supports the Company’s research and development department and has an intimate knowledge of the Company’s innovative products.

		•	He contributes invaluable long-term knowledge of the Company’s business and operations and extensive experience in the industry.

Sean Macdonald	CEO, CFO, President and Director	•	Mr. Macdonald is a registered Chartered Accountant and holds a Bachelor of Commerce Degree in Finance and Information Systems and a Post-Graduate Diploma in Accounting.

		•	His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the
Company.
Jeffrey Joseph Guzy	Director	•	Through his MBA in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to theBoard.

		•	He has also served as the Company’s President and has invaluable long-term knowledge of the Company’s business and operations.

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

Significant Employees

Name	Age	Position
Erik Olsson	50	International General Manager and Head of International Distribution
Todd Repsher	47	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 50, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 47, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award- winning sales executive with over fifteen years’ experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2015	182,876	5,000	--	--	--	--	275,691	463,567
	2016	60,000	--	--	28,392	--	--	435,530	523,922
	2017	60,000	8,000	--	40,872	--	--	437,312	546,184
Sean Macdonald, President, CEO, CFO and Director	2015	173,318	22,500	--	--	--	--	5,373	201,191
	2016	195,000	6,000	--	42,588	--	--	--	243,588
	2017	253,080	40,935	--	61,308	--	--	--	355,323
Todd Repsher U.S. National sales manager	2015	140,000	5,000	--	--	--	--	--	145,000
	2016	163,363	5,000	--	42,588	--	--	--	210,951
	2017	183,600	--	--	14,196	--	--	--	197,796

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company’s board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,136,240 (approximately, $172,903) and $51,600 per annum and R210,132 (approximately, $17,008) per year in travel allowance, medical and life insurance benefits, and participation in the Company’s Senior Executive Wellness Program. Mr. Macdonald receives coverage under the Company’s employment benefit plan, the right to participate in the Company’s executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

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

We had also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt also received coverage under the Company’s employment benefit plans as well as the mandatory one week’s severance pay for each year of service to the Company. He was also subject to the customary confidentiality covenants. However, on July 8, 2015, the Company terminated this employment agreement and entered into a consulting agreement or Consulting Agreement, with Innovate Services Limited or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement is effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to performed under the Consulting Agreement cease to be performed by Dr. Leatt or for any other material breach of the Agreement by any of the parties. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2017, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	3/29/2016	--	52,000	$2.60	$135,200
Sean Macdonald	3/29/2016	--	78,000	$2.60	$202,800
Dr. Christopher Leatt	8/24/2017	--	52,000	$1.60	$83,200
Sean Macdonald	8/24/2017	--	78,000	$1.60	$124,800

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2017 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Sean Macdonald	78,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Sean Macdonald	78,000	--	--	$1.60	August 23, 2027

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt had vested options to purchase 52,000 shares of the Company’s common stock at $1.00 per share. On July 26, 2016, Dr. Leatt exercised these options and received 31,200 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, and the remaining options to purchase 10,400 shares and 10,400 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017. The remaining options to purchase 15,600 shares and 15,600 shares will vest on December 31, 2018 and 2019, respectively.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald had vested options to purchase 78,000 shares of the Company’s common stock at $1.00 per share. On July 28, 2016, Mr. Macdonald exercised these options and received 46,800 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 31,200 shares and 31,200 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 31,200 of the options vested on December 31, 2017 and the remaining options to purchase 46,800 shares will vest in equal portions on December 31, 2018 and 2019, respectively.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2017.

On March 29, 2016, the Board awarded to Dr. Leatt a 10-year option under the Company’s 2011 Plan, to purchase 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which vested on March 29, 2017. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017.

On March 29, 2016, the Board awarded to Mr. Macdonald a 10-year option under the Company’s 2011 Plan, to purchase 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 23,400 of which vested on March 29, 2017. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 31,200 of which vested on December 31, 2017.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2017.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2017.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2017:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	60,000	-	40,872	9,644	110,516
Jeffrey J. Guzy	7,800	-	11,137	-	18,937
Sean Macdonald	7,800	-	61,308	-	69,108

Narrative to Director Compensation Table

During the 2017 fiscal year, we paid our directors, other than Dr. Leatt, approximately $650 per month compensation for their services as our directors. On January 1, 2018 we amended our agreements with these directors to increase their compensation to $683 per month. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and the option to purchase the remaining 9,000 shares vested in equal portions on February 14, 2015, 2016 and 2017, respectively. The option will expire on February 14, 2019. On November 22, 2016, the Board granted Mr. Guzy a 10-year option under the Company’s 2011 Plan, to purchase an additional 10,000 shares of the Company’s common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017 and the remaining option to purchase the remaining 40% or 4,000 shares will vest in two equal portions on March 29, 2018 and 2019, respectively. The option will expire on November 21, 2026.

On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, and the remaining options to purchase 10,400 shares and 10,400 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017. The remaining options to purchase 15,600 shares and 15,600 shares will vest on December 31, 2018 and 2019, respectively.

On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 30% or 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2016 vesting date was eliminated and options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 31,200 shares and 31,200 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 31,200 of the options vested on December 31, 2017 and the remaining options to purchase 46,800 shares will vest in equal portions on December 31, 2018 and 2019, respectively.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company’s investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. As compensation for his services Dr. Leatt will receive a base fee of $5,250 per month, approved expenses for travel, medical and life insurance benefits and participation in the Company’s Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

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

•

The Company may at the discretion of the board of directors’ purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 19, 2018, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)

Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,082,114	37.47%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	47,667	< 1%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	124,800	2.29%
X	-	All officers and directors as a group (persons named above)		2,254,581	40.64%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers	Advisor	369,200	6.87%
-	X			24,000	20.00%
X		Christian Matthias Weise		398,096	7.41%
X		Jason Hirschman		352,655	6.57%

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

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 shares of common stock authorized with 5,366,382 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Represents (a) 2,025,107 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family (b) a vested option to purchase 31,200 shares of common stock at $2.60 per share which expires on March 28, 2026 and (c) a vested option to purchase 20,800 shares of common stock at $1.60 per share which will expire on August 23, 2027. On March 29, 2016, Dr. Leatt was granted options to purchase 52,000 shares of the Company’s common stock at $2.60 per share under the Company’s 2011 Plan, 15,600 shares of which immediately vested and another 15,600 shares of which vested on March 29, 2017. The remaining options to purchase 10,400 shares and 10,400 shares will vest on March 29, 2018 and 2019, respectively. On August 24, 2017, the Company’s Board of Directors approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017. The remaining options to purchase 15,600 shares and 15,600 shares will vest on December 31, 2018 and 2019, respectively.

(5)

Represents (a) 26,667 shares of common stock directly held by Mr. Guzy (b) a vested 5-year option to purchase 15,000 shares of the Company’s common stock at $1.00 per share, issued to Mr. Guzy under the Company’s 2011 Plan on February 14, 2014, and (c) a vested option to purchase 6,000 shares of common stock at $2.60 per share which expires on November 21, 2026. On November 22, 2016, Mr. Guzy received a 10-year option to purchase 10,000 shares of the Company’s common stock at $2.60 per share under the Company’s 2011 Plan, 6,000 of which vested on March 29, 2017 and the remaining 4,000 of which will vest in two equal parts on March 29, 2018 and 2019.

(6)

Represents (a) 46,800 shares of common stock directly held by Mr. Macdonald (b) a vested option to purchase 46,800 shares of common stock at $2.60 per share which expires on March 29, 2026, and (c) a vested option to purchase 31,200 shares of common stock at $1.60 per share which will expire on August 23, 2027. On March 29, 2016, the Company’s Board of Directors approved a grant to Mr. Macdonald of a 10-year option to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share under the 2011 Plan, 23,400 of which immediately vested and another 23,400 of which vested on March 29, 2017. The remaining options to purchase 31,200 shares are scheduled to vest in equal parts on March 29, 2018 and 2019, respectively. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 31,200 of the options vested on December 31, 2017 and the remaining options to purchase 46,800 shares will vest in equal portions on December 31, 2018 and 2019, respectively.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $51,548 and $58,356 for the years ended December 31, 2017 and 2016, respectively.

In July 2015, the Company entered into a consulting agreement with Innovate Services Limited, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder and chairman, is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant in exchange for a monthly fee of $35,639; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the Services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement is effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the Services to performed under the Consulting Agreement cease to be performed by Dr. Leatt or for any other material breach of the Agreement by any of the parties. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. On January 1, 2018, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable by 6% to $38,062. Fees paid to Innovate totaled $427,668 and $427,668 for the years ended December 31, 2017 and 2016, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Audit Fees	$112,350	$106,750
Audit-Related Fees	13,574	15,000
Tax Fees	8,582	8,193
TOTAL	$134,506	$129,943

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2017.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre DeVilliers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2*	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd.
10.5	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6	End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp.
10.7*	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.8	Lease Agreement, dated December 5, 2016, between Leatt Corp. and AJ Brutus Investments cc.
10.9*	Leatt Distributor General Business Terms and Conditions, 2018/2019
10.10*	Premium Finance Agreement, dated October 16, 2017, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 1, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.13	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
10.14*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.15	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.16	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.17*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.18*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.19*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)

14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T

__________________________
*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2018

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 27, 2018
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 27, 2018
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 27, 2018
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

Vienna, Virginia
March 27, 2018

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016

ASSETS

	2017	2016
Current Assets
Cash and cash equivalents	$1,518,157	$1,103,003
Short-term investments	58,221	58,196
Accounts receivable	2,420,656	2,217,840
Inventory	5,034,310	4,578,125
Payments in advance	565,124	569,498
Income tax refunds receivable	130,171	83,567
Prepaid expenses and other current assets	847,442	847,032
Total current assets	10,574,081	9,457,261

Property and equipment, net	2,113,855	1,190,688
Deferred tax asset, net	-	42,900

Other Assets
Deposits	26,081	24,892
Intangible assets	76,364	69,133
Total other assets	102,445	94,025

Total Assets	$12,790,381	$10,784,874

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,433,665	$3,021,618
Short term loan, net of finance charges	518,130	542,532
Total current liabilities	4,951,795	3,564,150

Deferred tax liabilities, net	38,100	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 and 5,362,992 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,687,367	7,469,694
Accumulated other comprehensive loss	(485,286)	(610,083)
Retained earnings	465,352	228,060
Total stockholders' equity	7,800,486	7,220,724

Total Liabilities and Stockholders' Equity	$12,790,381	$10,784,874

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Revenues	$20,139,785	$16,416,465

Cost of Revenues	10,674,447	8,178,017

Gross Profit	9,465,338	8,238,448

Product Royalty Income	98,038	103,366

Operating Expenses
Salaries and wages	2,603,707	2,332,167
Commissions and consulting expenses	523,629	566,105
Professional fees	694,345	538,076
Advertising and marketing	1,690,408	1,588,599
Office rent and expenses	266,933	258,950
Research and development costs	1,358,512	1,443,451
Bad debt expense	64,213	62,667
General and administrative expenses	1,659,565	1,873,981
Depreciation	476,552	409,534
Total operating expenses	9,337,864	9,073,530

Income (Loss) from Operations	225,512	(731,716)

Other Income (Expenses)
Interest and other income (expenses), net	(9,457)	97,521
Total other income (expenses)	(9,457)	97,521

Income (Loss) Before Income Taxes	216,055	(634,195)

Income Taxes	(21,237)	(178,958)

Net Income (Loss) Available to Common Shareholders	$237,292	$(455,237)

Net Income (Loss) per Common Share
Basic	$0.04	$(0.09)
Diluted	$0.04	$(0.08)

Weighted Average Number of Common Shares Outstanding
Basic	5,365,137	5,310,966
Diluted	5,544,925	5,448,942

Comprehensive Income (Loss)
Net Income (Loss)	$237,292	$(455,237)
Other comprehensive income (loss), net of $10,300 and $17,100 deferred income taxes in 2017 and 2016
Foreign currency translation	124,797	99,949

Total Comprehensive Income (Loss)	$362,089	$(355,288)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2016	120,000	$3,000	5,231,823	$130,040	$7,346,782	$(710,032)	$683,297	$7,453,087
Compensation cost recognized in connection with stock options	-	-	-	-	157,458	-	-	157,458
Exercise of stock options	-	-	39,000	39	38,961	-	-	39,000
Options exercised on a cashless basis	-	-	118,620	-	-	-	-	-
Cancellation of shares	-	-	(26,451)	(26)	(73,507)	-	-	(73,533)
Net loss	-	-	-	-	-	-	(455,237)	(455,237)
Foreign currency translation adjustment	-	-	-	-	-	99,949	-	99,949
Balance, December 31, 2016	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724
Compensation cost recognized in connection with stock options	-	-	-	-	217,673	-	-	217,673
Options exercised on a cashless basis	-	-	3,390	-	-	-	-	-
Net income	-	-	-	-	-	-	237,292	237,292
Foreign currency translation adjustment	-	-	-	-	-	124,797	-	124,797
Balance, December 31, 2017	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	2017	2016

Cash flows from operating activities
Net income (loss)	$237,292	$(455,237)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	476,552	409,534
Deferred income taxes	81,000	(900)
Stock-based compensation	217,673	157,458
Other income	-	(73,533)
Bad debts	(15,895)	(30,446)
Inventory reserve	(108,299)	5,592
Gain on sale of property and equipment	(3,125)	-
(Increase) decrease in:
Accounts receivable	(186,921)	714,305
Inventory	(347,886)	(342,577)
Payments in advance	4,374	(361,468)
Prepaid expenses and other current assets	(410)	223,742
Income tax refunds receivable	(46,604)	(83,567)
Other receivables	-	90,000
Deposits	(1,189)	(8,399)
Increase (decrease) in:
Accounts payable and accrued expenses	1,412,047	460,638
Income taxes payable	-	(384,950)
Net cash provided by operating activities	1,718,609	320,192

Cash flows from investing activities
Capital expenditures	(1,361,453)	(239,336)
Proceeds from sale of property and equipment	3,125	-
Increase in short-term investments, net	(25)	(24)
Net cash used in investing activities	(1,358,353)	(239,360)

Cash flows from financing activities
Issuance of common stock	-	39,000
Proceeds from (repayments of ) short-term loan, net	(24,402)	(116,107)
Net cash used in financing activities	(24,402)	(77,107)

Effect of exchange rates on cash and cash equivalents	79,300	44,528

Net increase in cash and cash equivalents	415,154	48,253

Cash and cash equivalents - beginning of year	1,103,003	1,054,750

Cash and cash equivalents - end of year	$1,518,157	$1,103,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,397	$12,779
Cash paid for income taxes	$87,207	$273,359

Other noncash investing and financing activities
Common stock issued for services	$217,673	$157,458
Cancellation of shares as settlment of debt	$-	$(73,533)

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. United States sales and marketing are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The Company established a wholly-owned subsidiary, Leatt New Zealand Limited (“New Zealand Limited”) during the first quarter of 2009. This Company acted as the distributor of Leatt-Brace® products in New Zealand, until the 4th quarter of 2011 when operations of New Zealand Limited ceased. As of December 31, 2016, all remaining assets had been distributed to Leatt Corporation and on December 10, 2017, New Zealand Limited was removed from the New Zealand Companies Register and ceased to exist as an entity.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiaries: Two Eleven Distribution, LLC, Three Eleven Distribution (Pty) Ltd and New Zealand Limited. All significant intercompany transactions have been eliminated.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

Revenue is considered to be realized or realizable and earned when all of the following criteria are met: title and risk of loss have passed to the customer, persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed and determinable and collectability is reasonably assured. Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer. International sales (other than in South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2017 and 2016 was $84,983 and $100,878, respectively.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2017 and 2016 was $57,808 and $166,107, respectively.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2017 and 2016.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. There was no impairment of intangible assets at December 31, 2017 or 2016.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $58,921 over eleven months including interest at 3.397% and has been paid in full. The current short-term loan is payable in monthly installments of $55,071 over eleven months including interest at 4.150% .

The previous South African short-term loan that was payable in monthly installments of $1,813 over a ten-month period at a flat interest rate of 4.10% was repaid October 2017. The current short-term loan effective January 1, 2018, is payable in monthly instalments of $1,918 over a ten-month period at a flat interest rate of 4.00% .

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $8,315 at 3.900% annual interest rate.

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
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs - In connection with the Company’s license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $116,192 and $107,738, respectively for the years ended December 31, 2017 and 2016.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company’s reporting currency. Assets and liabilities of the Company’s foreign operations, consisting of its South African Branch and New Zealand, denominated in local currencies, SA RAND and NEW ZEALAND DOLLAR respectively, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains on foreign currency translation adjustments totaled $124,797 and $99,949, respectively, during the years ended December 31, 2017 and 2016.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued) - The U.S. corporate income tax rate reduction effective with the Company’s 2018 tax year has resulted in a large tax benefit as more fully described in Note 7.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2017, and 2016, the Company has no unrecognized tax benefits.

Net Income (Loss) Per Share of Common Stock - Basic net income (loss) per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2017, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income (loss) per share. For the year ended December 31, 2016, the Company had 473,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 30,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income (loss) per share.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income (loss) at December 31, 2017 and 2016 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2017 and 2016, the Company’s uninsured bank balances totaled $1,285,362 and $874,024, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2017 and 2016, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 10% and 13%, respectively, of annual U.S. revenue.

As of December 31, 2017 and 2016, $147,711, or 6%, and $316,976, or 14% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2017 and 2016, the Company's international revenue was concentrated in one customer that accounted for approximately 8% and 9%, respectively, of annual international revenue. As of December 31, 2017, and 2016, $0, or 0%, and $24,394, or 1%, of the Company's accounts receivable, respectively, were due from this international customer.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2017 and 2016, annual revenues associated with international customers were $12,827,572 and $9,685,191, or 64% and 59% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recently Adopted Accounting Pronouncements - In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU simplifies the subsequent measurement of inventories by replacing the lower of cost or market test with a lower of cost or net realizable value test. The ASU is effective for annual periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted the new standard on January 1, 2017. The adoption of this ASU did not have a material impact on the consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Accounting Pronouncements Not Yet Adopted - In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted (continued) -

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”). ASU 2014-09, as amended, outlines a new, single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized. The new model will require an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in this update defers the effective date of Update 2014-09 for all entities by one year. The ASU, as amended, is effective for the first interim period within an annual period beginning after December 15, 2017, and early adoption is not permitted. The new guidance allows for two methods of adoption: (a) “full retrospective” adoption, meaning that the standard is applied to all periods presented, or (b) “modified retrospective” adoption, meaning that the cumulative effect of applying the new guidance is recognized as an adjustment to the opening retained earnings balance for the year of implementation. The Company plans to adopt the new revenue standard effective January 1, 2018, on a modified retrospective method with the cumulative effect of the change reflected in retained earnings as of January 1, 2018, and not restate prior periods. The Company continues to monitor FASB activity to assess certain interpretative issues and the associated implementation of new standards. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. On a periodic basis, the Company will review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied. Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard is not expected to have a material impact on our consolidated financial statements.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted (continued) -

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

In performing such evaluations, the Company utilizes historical experience as well as current market information. Our products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2017 and 2016 was $57,808 and $166,107, respectively. During the years ended December 31, 2017 and 2016 the Company wrote off and destroyed $220,093, and $119,785, respectively, of product which was deemed to be obsolete.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2017, and 2016 consisted of the following:

	2017	2016

Land	$392,571	$355,397
Moulds and tools	3,893,849	2,676,000
Computer equipment and software	559,289	493,261
Office and other equipment	402,170	389,246
Vehicles	209,950	208,831
Leasehold improvements	140,454	95,590
	$5,598,283	$4,218,325

Accumulated depreciation	(3,484,428)	(3,027,637)
Property and equipment, net	$2,113,855	$1,190,688

NOTE 5 - .	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $565,124 and $569,498 as of December 31, 2017 and 2016 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum shares from 460,000 to 920,000. The maximum number of shares of common stock which may be issued under the Plan is 920,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five-year or ten-year period. Shares are generally issued at the fair market value on the date of issuance.

In August 2017, options to purchase 169,000 of the Company’s common stock were granted to key employees and director under the Plan at an exercise price of $1.60 per share, exercisable over a 10-year period. On December 31, 2017, 40% of the shares underlying these options vested with a compensation expense of $40,560 and the remaining 60% of the shares were unvested with an unrecognized compensation value of $60,840.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 6 -	STOCKHOLDERS’ EQUITY (Continued)

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2017 was $0.60 per share.

In March 2016, options to purchase 323,000 of the Company’s common stock were granted to key employees and to the outside director under the Plan at exercise price of $2.60 per share, exercisable over 5-year period. On the date of grant 27% of the shares underlying these options immediately vested with a compensation expense of $154,440 and the remaining 73% of the shares were unvested with unrecognized compensation values of $426,960. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2016, was $1.80 per share.

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification. The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value. Additional compensation expense for the 27% already vested shares of $1,716 has been recognized and included in share-based compensation, with the additional 73% unvested shares having additional unrecognized compensation value of $4,744.

During the year ended December 31, 2014, options to purchase 90,000 shares of the Company’s common stock were granted under the Plan, to key employees and to the outside director at the exercise price of $1.00 per share, exercisable over a 5-year period. On the grant date 40% of the shares underlying these options immediately vested with a compensation expense of $2,426 and the remaining 60% of the shares were unvested with unrecognized compensation values of $3,640. During the year ended December 31, 2015 an additional 20% of the underlying shares vested with a compensation expense of $1,478 and during the year ended December 31, 2016 an additional 20% of the underlying shares vested with a compensation expense of $1,302. The balance of the compensation cost of $1,302 was recognized in 2017.

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. The values of the options granted was calculated based on the list of assumptions presented below.

	2014 Options Granted	2016 Options Granted	Modification to 2016 Options Granted	2017 Options Granted
Expected terms in years	5	5	10	10
Years Risk-free interest rate	3.38%	2.20%	2.69%	2.78%
Expected volatility	22.85%	0.88%	0.57%	21.73%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 6 -	STOCKHOLDERS’ EQUITY (Continued)

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2017 and 2016 was $217,673 and $157,458. As of December 31, 2017, there was $316,732 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next 3 years.

A summary of information related to stock option activity during the years ended December 31, 2017 and 2016 is as follows:

	Outstanding	Weighted - Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2016	259,000	$1.00	898,730
Stock options granted	323,000	$2.60
Stock options exercised	(229,000)	$1.00
Options outstanding at December 31, 2016	353,000	$1.00 to $2.60	45,000
Stock options granted	169,000	$1.60
Stock options exercised	(6,000)	$1.00

Options outstanding at December 31, 2017	516,000	$1.00 to $2.60	168,800

Options vested and exercisable at December 31, 2017	274,000	$1.00 to $2.60	87,680

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2017 is one to ten years.

In addition, on May 22, 2017, the Company issued 3,390 shares of common stock to employees who exercised employee stock options in a cashless exercise; on April 7, 2016, the Company issued 26,220 shares of common stock to employees who exercised employee stock options in a cashless exercise; and on March 29, 2016 an employee exercised stock options for the issuance 39,000 shares for $39,000.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 6 -	STOCKHOLDERS’ EQUITY (Continued)

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

NOTE 7 -	INCOME TAXES

On December 22, 2017 the Tax Cuts and Jobs Act of 2017 was signed into law. Effective for the tax years beginning after December 31, 2017, the U.S. federal corporate income tax rate has been lowered from 34% to 21%. This significant reduction in the corporate rate has a major impact on the amount of deferred tax assets and liabilities included in the balance sheet of the Company as of December 31, 2017. The impact of this change is included in the tax provision and reflected in the statutory rate reconciliation table below.

The Company’s income tax expense (benefit) for the years ended December 31, 2017 and 2016 consists of the following components:

	2017	2016

Current
Federal	$(114,137)	$(196,758)

State	1,600	1,600
	(112,537)	(195,158)

Deferred
Federal	91,300	16,200
	91,300	16,200

Income tax expense	$(21,237)	$(178,958)

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 7 -	INCOME TAXES (Continued)

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2017	2016
Federal tax statutory rate	34.00%	34.00%
Effect of prior year (over) under provision	-3.00%	-4.00%
Impact of reduced staturory rate effective 2018 on timing difference	-42.00%
Timing and permanent differences	1.00%	-2.00%
	-10.00%	28.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2017 and 2016 consist of the following:

	2017	2016
Deferred tax assets:
Accounts receivable	$21,500	$34,300
Inventory	14,500	56,500
Vacation accrual	15,600	17,500
Net operating loss carryforwards	1,301,700	1,307,300
Less valuation allowance	(1,301,700)	(1,307,300)
Deferred tax assets, net	$51,600	$108,300

Deferred tax liabilities:
Depreciation	(89,700)	(65,400)
Deferred tax assets (liabilities), net	$(38,100)	$42,900

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2017, and 2016, the Company has approximately $14,725,000 and $14,785,300 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 7 -	INCOME TAXES (Continued)

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2017, the tax years that remain subject to examination are 2014 to 2017 for federal and 2014 to 2017 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2017 or 2016. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 8 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $257,754 and $291,781 for the years ended December 31, 2017 and 2016. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2017, and 2016, accrued royalties totaled $15,774 and $26,455.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company’s founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $35,639 are payable in terms of the agreement effective, May 15, 2015 and totaled $427,668 and $427,668 for the years ended December 31, 2017 and 2016, respectively.

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease was renewed on March 10, 2017 and continues through April 30, 2022. The lease agreement calls for monthly base rent in the amount of $10,216.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on December 5, 2016 and continues through December 15, 2018. The lease agreement calls for an initial monthly rent of $5,094.

Minimum lease payments under non-cancellable operating lease agreements in each of the years subsequent to December 31, 2017 are as follows:

2018	$183,620
2019	$128,795
2020	$132,659
2021	$136,639
2022	$45,993

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

NOTE 9 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease (continued) - Rent expense totaled $218,199 and $211,601, respectively, for the years ended December 31, 2017 and 2016.

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

The Company has evaluated all subsequent events through March 27, 2018, the date the financial statements were released.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

EXHIBIT INDEX
Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre DeVilliers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2*	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 14, 2014, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11*	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd.
10.5	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6	End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp.
10.7*	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.8	Lease Agreement, dated December 5, 2016, between Leatt Corp. and AJ Brutus Investments cc.
10.9*	Leatt Distributor General Business Terms and Conditions, 2018/2019
10.10*	Premium Finance Agreement, dated October 16, 2017, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 1, 2016, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.13	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
10.14*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.15	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.16	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.17*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.18*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.19*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017 AND 2016

32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

_______________________________
*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2017 and 2016; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2017 and 2016; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.