Form 10-Q
period 2018-03-31
Leatt Corp
filed 2018-05-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
Yes [_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 3, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,366,382

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2018

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2018	December 31, 2017
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,445,845	$1,518,157
Short-term investments	58,225	58,221
Accounts receivable	2,656,560	2,420,656
Inventory	5,034,375	5,034,310
Payments in advance	435,203	565,124
Income tax refunds receivable	83,232	130,171
Prepaid expenses and other current assets	473,626	847,442
Total current assets	10,187,066	10,574,081

Property and equipment, net	2,161,304	2,113,855

Other Assets
Deposits	26,417	26,081
Intangible assets	79,867	76,364
Total other assets	106,284	102,445

Total Assets	$12,454,654	$12,790,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,921,359	$4,433,665
Short term loan, net of finance charges	345,326	518,130
Total current liabilities	4,266,685	4,951,795

Deferred tax liabilities, net	38,100	38,100

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,837,699	7,687,367
Accumulated other comprehensive loss	(427,054)	(485,286)
Retained earnings	606,171	465,352
Total stockholders' equity	8,149,869	7,800,486

Total Liabilities and Stockholders' Equity	$12,454,654	$12,790,381

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2018	2017
	Unaudited	Unaudited

Revenues	$5,502,542	$5,817,769

Cost of Revenues	2,746,097	2,907,670

Gross Profit	2,756,445	2,910,099

Product Royalty Income	12,309	10,956

Operating Expenses
Salaries and wages	777,763	759,243
Commissions and consulting expenses	125,339	153,048
Professional fees	168,471	310,791
Advertising and marketing	504,162	401,554
Office rent and expenses	70,438	66,051
Research and development costs	323,280	323,243
Bad debt expense (recovery)	9,767	(4,641)
General and administrative expenses	435,560	401,413
Depreciation	162,764	88,965
Total operating expenses	2,577,544	2,499,667

Income from Operations	191,210	421,388

Other Expenses
Interest and other expenses, net	(3,452)	(2,988)
Total other expenses	(3,452)	(2,988)

Income Before Income Taxes	187,758	418,400

Income Taxes	46,939	146,440

Net Income Available to Common Shareholders	$140,819	$271,960

Net Income per Common Share
Basic	$0.03	$0.05
Diluted	$0.03	$0.05

Weighted Average Number of Common Shares Outstanding
Basic	5,366,382	5,362,992
Diluted	5,545,564	5,499,103

Comprehensive Income
Net Income	$140,819	$271,960
Other comprehensive income, net of $0 and $0 deferred income taxes in 2018 and 2017
Foreign currency translation	58,232	52,721

Total Comprehensive Income	$199,051	$324,681

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2018

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	(Loss)	Earnings	Total
Balance, January 1, 2018	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

Compensation cost recognized in connection with stock options	-	-	-	-	150,332	-	-	150,332

Net income	-	-	-	-	-	-	140,819	140,819

Foreign currency translation adjustment	-	-	-	-	-	58,232	-	58,232

Balance, March 31, 2018	120,000	$3,000	5,366,382	$130,053	$7,837,699	$(427,054)	$606,171	$8,149,869

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2018 AND 2017

	2018	2017

Cash flows from operating activities
Net income	$140,819	$271,960
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	162,764	88,965
Deferred income taxes	-	(62,000)
Stock-based compensation	150,332	177,113
Bad debts	6,503	(6,717)
Inventory reserve	16,522	117,039
(Increase) decrease in:
Accounts receivable	(242,407)	(739,731)
Inventory	(16,587)	948,717
Payments in advance	129,921	(177,481)
Prepaid expenses and other current assets	373,816	385,604
Income tax refunds receivable	46,939	83,567
Deposits	(336)	(602)
Increase (decrease) in:
Accounts payable and accrued expenses	(512,306)	(834,598)
Income taxes payable	-	64,391
Net cash provided by operating activities	255,980	316,227

Cash flows from investing activities
Capital expenditures	(201,157)	(61,267)
Increase in short-term investment, net	(4)	(5)
Net cash used in investing activities	(201,161)	(61,272)

Cash flows from financing activities
Repayments of short-term loan, net	(172,804)	(241,759)
Net cash used in financing activities	(172,804)	(241,759)

Effect of exchange rates on cash and cash equivalents	45,673	27,310

Net increase (decrease) in cash and cash equivalents	(72,312)	40,506

Cash and cash equivalents - beginning of period	1,518,157	1,103,003

Cash and cash equivalents - end of period	$1,445,845	$1,143,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4,085	$3,443
Cash paid for income taxes	$-	$60,482

Other non-cash investing and financing activities
Common stock issued for services	$150,332	$177,113

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2017 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2018. The consolidated balance sheet as of March 31, 2018 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2018 and 2017, changes in stockholders’ equity for the three months ended March 31, 2018, cash flows for the three months ended March 31, 2018 and 2017, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2018 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2017 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the three months ended March 31, 2018 and 2017 was $74,330 and $283,146 respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the three months ended March 31, 2018 was zero. There was no impairment of intangible assets at March 31, 2018.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $55,071 over eleven months including interest at 4.150% and the South African short-term loan is payable in monthly installments of $2,006 over a ten-month period at a flat interest rate of 4.00% .

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $8,315 at 3.900% annual interest rate.

Note 5 - Revenue and Cost Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, and due to the immaterial difference, there was no adjustment to the opening balance of retained earnings at January 1, 2018. Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard has not had a material impact on our consolidated financial statements. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. The Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

All manufacturing of Leatt-Brace products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company’s e-commerce website (collectively the "customers").

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

Our distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company’s e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer.

The Company's standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$262,896	5%	$247,008	4%
Dealer direct revenues	2,079,521	38%	1,794,696	31%
International distributor revenues	3,160,125	57%	3,776,065	65%
	$5,502,542	100%	$5,817,769	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns for the three months ended March 31, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income.

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of March 31, 2018, contract liabilities, if any, were not material.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2018, the Company has no unrecognized tax benefits.

Note 7 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2018, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 8 - Common Stock

Stock-based compensation expense related to vested stock options during the quarter ended March 31, 2018 was $150,332. As of March 31, 2018, there was $166,400 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

Note 9 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. Accordingly, comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the timing of revenue recognition for its significant revenue streams to remain substantially unchanged, with no material effect on net sales. The adoption of this ASU did not have a material impact on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award changes as a result of the change in terms or conditions. If an award is not probable of vesting at the time a change is made, the new guidance clarifies that no new measurement date will be required if there is no change to the fair value, vesting conditions, and classification. This ASU will be applied prospectively and is effective for fiscal years beginning after December 15, 2017, and interim periods within those years, with early adoption permitted. The Company adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on its financial statements.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, “Statement of Cash Flows” ("ASU 2016-15"). ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The Company adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on its financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The ASU clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force).” The ASU requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning of period and end of period amounts shown on the statement of cash flows. The ASU is effective for the Company for annual reporting periods beginning after December 15, 2017 and is required to be adopted using a retrospective approach, if applicable, with early adoption permitted. The Company adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on its financial statements.

Accounting Pronouncements Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income/(loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company does not expect this new guidance will have a material impact on the consolidated financial statements.

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

Note 10 - Litigation

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

Note 11 - Subsequent Events

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

•

“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR11.8131 for its March 31, 2018 balance sheet.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•

Global Economic Fragility – The ongoing turmoil in the global economy, especially in the U.S., South America and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

•

Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore since 62% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2018 and 2017 included herein.

Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

The following table summarizes the results of our operations during the three-month periods ended March 31, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2018	2017	$	Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$5,502,542	$5,817,769		$(315,227)	-5%
COST OF REVENUES	2,746,097	2,907,670		$(161,573)	-6%
GROSS PROFIT	2,756,445	2,910,099		$(153,654)	-5%
PRODUCT ROYALTY INCOME	12,309	10,956		$1,353	12%
OPERATING EXPENSES
Salaries and Wages	777,763	759,243		$18,520	2%
Commissions and Consulting	125,339	153,048		$(27,709)	-18%
Professional Fees	168,471	310,791		$(142,320)	-46%
Advertising and Marketing	504,162	401,554		$102,608	26%
Office Rent and Expenses	70,438	66,051		$4,387	7%
Research and Development Costs	323,280	323,243		$37	0%
Bad Debt Expense (Recovery)	9,767	(4,641)		$14,408	310%
General and Administrative	435,560	401,413		$34,147	9%
Depreciation	162,764	88,965		$73,799	83%
Total Operating Expenses	2,577,544	2,499,667		$77,877	3%
INCOME FROM OPERATIONS	191,210	421,388		$(230,178)	-55%
Other Expenses	(3,452)	(2,988)		$(464)	-16%
INCOME BEFORE INCOME TAXES	187,758	418,400		$(230,642)	-55%
Income Taxes	46,939	146,440		$(99,501)	-68%
NET INCOME	$140,819	$271,960		$(131,141)	-48%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues the three months ended March 31, 2018 were $5.50 million, a 5% decrease, compared to revenues of $5.82 million for the quarter ended March 31, 2017. Revenues generated from sales to our customers in the United States increased from $1.83 million to $2.11 million, for the three months ended March 31, 2017 and 2018, respectively. Revenues associated with international customers were $3.39 million and $3.99 million, or 62% and 69% of revenues, respectively, for the three months ended March 31, 2018 and 2017. This decrease in worldwide revenues is primarily attributable to a $0.35 million decrease in neck brace sales, a $0.47 million decrease in body armor sales that were partially offset by a $0.29 million increase in helmet sales and a $0.23 million increase in sales of other products, parts and accessories.

The following table sets forth our revenues by product line for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
	2018	% of Revenues	2017	% of Revenues
Neck braces	$1,657,713	30%	$2,010,574	35%
Body armor	2,278,959	42%	2,753,522	47%
Helmets	898,737	16%	611,252	10%
Other Products, Parts and Accessories	667,133	12%	442,421	8%
	$5,502,542	100%	$5,817,769	100%

Sales of our flagship neck brace accounted for $1.66 million and $2.01 million, or 30% and 35% of our revenues for the quarters ended March 31, 2018 and 2017, respectively. The 18% decrease in neck brace revenues is primarily attributable to a decrease in the volume of neck braces sold to our customers worldwide. Although the Company shipped the highly anticipated and award winning 3.5 neck brace during the first quarter of 2018, neck brace sales during the first quarter of 2017 increased by 26% from the first quarter of 2016 as our customers restocked to account for increased demand.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.28 million and $2.75 million, or 42% and 47% of our revenues for the quarters ended March 31, 2018 and 2017, respectively. The 17% decrease in body armor revenues was primarily the result of a decrease in the volume of upper body protectors sold during the period. Although the Company continued to see increased sales of its knee brace line, body armor sales increased by 26% during the first quarter of 2017 from the first quarter of 2016 as our customers replenished stock levels.

Our helmets accounted for $0.90 million or 16% of our revenues for the three months ended March 31, 2018, as compared to $0.61 million or 10% of our revenues for the same 2017 period. The $0.29 million increase in helmet sales is primarily the result of continued shipment of our highly anticipated DBX 3.0 Enduro and All Mountain helmets as well as the initial shipment of our award winning DBX 2.0 helmet for bicycle use.

Our other products, parts and accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.67 million and $0.44 million, or 12% and 8% of our revenues for the quarters ended March 31, 2018 and 2017, respectively. The 51% increase in revenues from the sale of other products, parts and accessories is primarily due to market acceptance and increased sales volume of our GPX and DBX apparel designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2018 and 2017 were $2.75 million and $2.91 million, respectively. Gross Profit for the quarters ended March 31, 2018 and 2017 were $2.76 million and $2.91 million, respectively, or 50% and 50% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although our Neck brace revenues accounted for 30% and 35% of our revenues for the quarters ended March 31, 2018 and 2017 respectively, we continue to generate improved gross profit margins from our helmet products. Helmet revenues accounted for 16% and 10% of our revenues for the quarters ended March 31, 2018 and 2017 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2018 and 2017 were $12,309 and $10,956, respectively. The 12% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2018 period.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2018 and 2017 were $777,763 and $759,243, respectively. This 2% increase in salaries and wages during the 2018 period was primarily due to the employment of additional sales personnel in the United States and annual increases granted to personnel globally in the first quarter of 2018, that were partially offset by a decrease in share based compensation costs incurred.

Commissions and Consulting Expense – During the quarters ended March 31, 2018 and 2017, commissions and consulting expenses were $125,339 and $153,048, respectively. This 18% decrease in commissions and consulting expenses is primarily the result of a decrease in sales commissions paid in the United States as the Company continues to employ professional sales personnel on a permanent basis.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2018 and 2017 were $168,471 and $310,791, respectively. This 46% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2018 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended March 31, 2018 and 2017 were $504,162 and $401,554, respectively. The 26% increase in advertising and marketing expenditures during the 2018 period is primarily due to the production and implementation of global marketing campaigns and sales conferences designed to support and promote the Company’s widening product range, global brand awareness and market penetration strategies during the 2018 period.

Office Rent and Expenses – Office rent and expenses for the quarters ended March 31, 2018 and 2017 were $70,438 and $66,051, respectively. This 7% increase in office rent and expenses during the 2018 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2018 and 2017, increased marginally to $323,280, from $323,243, during the same 2017 quarter. Research and Development costs were consistent with the prior period as the Company continues to develop products and product categories that reach wider consumer groups.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended March 31, 2018 and 2017 were $9,767 and ($4,641), respectively. This increase in Bad Debt Expense (Recovery) is the result of the write off of higher value unrecoverable debts owing to the Company during the 2018 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2018 and 2017 were $435,560 and $401,413, respectively. The 9% increase in general and administrative expenses is primarily due to increased travel expenditure incurred on sales conferences and dealer visits globally that were partially offset by a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2018 and 2017 were $162,764 and $88,965, respectively. This 83% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $77,877, to $2.58 million in the three months ended March 31, 2018, or 3%, compared to $2.50 million in the 2017 period. This increase is primarily due to increased advertising and marketing, depreciation and general and administrative costs that were partially offset by a decrease in professional fees during the period.

Net Income – The net income after income taxes for the quarter ended March 31, 2018 was $140,819 as opposed to a net income of $271,960 for the quarter ended March 31, 2017. This decrease in net income is primarily due to the decrease in revenues and increase in operating costs discussed above.

Liquidity and Capital Resources

At March 31, 2018, we had cash and cash equivalents of $1.45 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2018	2017
Net cash provided by operating activities	$255,980	$316,227
Net cash used in investing activities	$(201,161)	$(61,272)
Net cash used in financing activities	$(172,804)	$(241,759)
Effect of exchange rate changes on cash and cash equivalents	$45,673	$27,310
Net increase (decrease) in cash and cash equivalents	$(72,312)	$40,506
Cash and cash equivalents at the beginning of period	$1,518,157	$1,103,003
Cash and cash equivalents at the end of period	$1,445,845	$1,143,509

Cash decreased by $72,312, or 5%, for the three months ended March 31, 2018. The primary uses of cash for the three months ended March 31, 2018 were increased accounts receivables of $242,407, decreased accounts payable and accrued expenses of $512,306, capital expenditures of $201,157, and short-term loan repayments of $172,804. The primary sources of cash for the three months ended March 31, 2018 were increased prepaid expenses and other current assets of $373,816 and net income of $140,819. As of March 31, 2018, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings, 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis, based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarter ended March 31, 2018 and 2017, the Company paid an aggregate of $14,255 and $14,977 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2017.

On October 16, 2017, the Company entered into a new Premium Finance Agreement with AFCO to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.150%, commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2018, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 22, 2017, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $89,708 in eleven payments of $8,315 at a 3.900% annual interest rate, commencing on June 1, 2017 and ending on April 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2018, the Company had not defaulted on its payment obligations under this agreement.

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

Revenue and Cost Recognition - On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, and due to the immaterial difference, there was no adjustment to the opening balance of retained earnings at January 1, 2018. Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard has not had a material impact on our consolidated financial statements. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. The Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

All manufacturing of Leatt-Brace products is performed by third party subcontractors in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company’s e-commerce website (collectively the "customers").

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

Our distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company’s e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer.

The Company's standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$262,896	5%	$247,008	4%
Dealer direct revenues	2,079,521	38%	1,794,696	31%
International distributor revenues	3,160,125	57%	3,776,065	65%
	$5,502,542	100%	$5,817,769	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns for the three months ended March 31, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income.

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the three months ended March 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of March 31, 2018, contract liabilities, if any, were not material.

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

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the quarters ended March 31, 2018 and 2017. was $74,330 and $283,146, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2018 and 2017.

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

Recent Accounting Pronouncements

See Note 9, “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects of our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2018, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2017, a lawsuit was filed against the Company and one other defendant on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. On May 3, 2018 the Federal Court dismissed the Plaintiff’s entire complaint against Leatt Corporation in this matter.

On April 3, 2018, a wrongful death lawsuit was filed against the Company and three other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The litigation is in the initial stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2017.

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

Date: May 10, 2018	LEATT CORPORATION

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