Form 10-Q
period 2018-06-30
Leatt Corp
filed 2018-08-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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
Yes [_]     No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,366,382

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2018

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2018	December 31, 2017
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,512,283	$1,518,157
Short-term investments	58,228	58,221
Accounts receivable	1,783,581	2,420,656
Inventory	3,272,914	5,034,310
Payments in advance	701,723	565,124
Income tax refunds receivable	97,766	130,171
Prepaid expenses and other current assets	975,338	847,442
Total current assets	8,401,833	10,574,081

Property and equipment, net	1,937,586	2,113,855

Other Assets
Deposits	25,451	26,081
Intangible assets	68,694	76,364
Total other assets	94,145	102,445

Total Assets	$10,433,564	$12,790,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,211,559	$4,433,665
Short term loan, net of finance charges	258,033	518,130
Total current liabilities	2,469,592	4,951,795

Deferred tax liabilities, net	38,100	38,100

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,837,699	7,687,367
Accumulated other comprehensive loss	(601,596)	(485,286)
Retained earnings	556,716	465,352
Total stockholders' equity	7,925,872	7,800,486

Total Liabilities and Stockholders' Equity	$10,433,564	$12,790,381

4

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
		June 30		June 30
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$4,795,863	$3,510,297	$10,298,405	$9,328,066

Cost of Revenues	2,440,660	1,745,138	5,186,757	4,652,808

Gross Profit	2,355,203	1,765,159	5,111,648	4,675,258

Product Royalty Income	7,802	39,961	20,111	50,917

Operating Expenses
Salaries and wages	617,552	555,514	1,395,315	1,314,757
Commissions and consulting expenses	133,575	126,273	258,914	279,321
Professional fees	128,987	119,981	297,458	430,772
Advertising and marketing	458,450	407,781	962,612	809,335
Office rent and expenses	71,321	66,627	141,759	132,678
Research and development costs	378,912	322,155	702,192	645,398
Bad debt expense	10,705	5,291	20,472	650
General and administrative expenses	454,156	434,077	889,716	835,490
Depreciation	165,011	102,490	327,775	191,455
Total operating expenses	2,418,669	2,140,189	4,996,213	4,639,856

Income (Loss) from Operations	(55,664)	(335,069)	135,546	86,319

Other Expenses
Interest and other expenses, net	(2,475)	(2,567)	(5,927)	(5,555)
Total other expenses	(2,475)	(2,567)	(5,927)	(5,555)

Income (Loss) Before Income Taxes	(58,139)	(337,636)	129,619	80,764

Income Taxes	(8,684)	(116,573)	38,255	29,867

Net Income (Loss) Available to Common Shareholders	$(49,455)	$(221,063)	$91,364	$50,897

Net Income (Loss) per Common Share
Basic	$(0.01)	$(0.04)	$0.02	$0.01
Diluted	$(0.01)	$(0.04)	$0.02	$0.01

Weighted Average Number of Common Shares Outstanding
Basic	5,366,382	5,364,743	5,366,382	5,363,872
Diluted	5,514,452	5,496,278	5,514,452	5,496,278

Comprehensive Income (Loss)
Net Income (Loss)	$(49,455)	$(221,063)	$91,364	$50,897
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2018 and 2017
Foreign currency translation	(174,542)	3,667	(116,310)	56,388

Total Comprehensive Income (Loss)	$(223,997)	$(217,396)	$(24,946)	$107,285

5

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2018

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	(Loss)	Earnings	Total
Balance, January 1, 2018	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

Compensation cost recognized in connection with stock options	-	-	-	-	150,332	-	-	150,332

Net income	-	-	-	-	-	-	91,364	91,364

Foreign currency translation adjustment	-	-	-	-	-	(116,310)	-	(116,310)

Balance, June 30, 2018	120,000	$3,000	5,366,382	$130,053	$7,837,699	$(601,596)	$556,716	$7,925,872

6

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

	2018	2017

Cash flows from operating activities
Net income	$91,364	$50,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	327,775	191,455
Deferred income taxes	-	(62,000)
Stock-based compensation	150,332	177,113
Bad debts	13,991	(2,024)
Inventory reserve	14,660	126,660
Loss on sale of property and equipment	-	49
(Increase) decrease in:
Accounts receivable	623,084	582,146
Inventory	1,746,736	1,231,456
Payments in advance	(136,599)	(73,957)
Prepaid expenses and other current assets	(127,896)	(172,633)
Income tax refunds receivable	32,405	4,660
Deposits	630	(556)
Decrease in:
Accounts payable and accrued expenses	(2,222,106)	(945,555)
Net cash provided by operating activities	514,376	1,107,711

Cash flows from investing activities
Capital expenditures	(210,680)	(603,180)
Increase in short-term investment, net	(7)	(11)
Net cash used in investing activities	(210,687)	(603,191)

Cash flows from financing activities
Repayments of short-term loan, net	(260,097)	(275,890)
Net cash used in financing activities	(260,097)	(275,890)

Effect of exchange rates on cash and cash equivalents	(49,466)	30,404

Net increase (decrease) in cash and cash equivalents	(5,874)	259,034

Cash and cash equivalents - beginning of period	1,518,157	1,103,003

Cash and cash equivalents - end of period	$1,512,283	$1,362,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,070	$6,898
Cash paid for income taxes	$5,850	$87,207

Other non-cash investing and financing activities
Common stock issued for services	$150,332	$177,113

7

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2017 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2018. The consolidated balance sheet as of June 30, 2018 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017, changes in stockholders’ equity for the six months ended June 30, 2018, cash flows for the six months ended June 30, 2018 and 2017, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2018 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of June 30, 2018 and December 31, 2017 was $72,468 and $57,808, respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2018 was zero. There was no impairment of intangible assets at June 30, 2018.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly instalments of $55,071 over eleven months including interest at 4.150% and the South African short-term loan is payable in monthly instalments of $1,725 over a ten-month period at a flat interest rate of 4.00% .

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $9,181 at 4.990% annual interest rate.

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

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized at the point in time when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

In the following table, revenue is disaggregated by the source of revenue:

		Six months ended June 30,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$579,202	6%	$503,671	5%
Dealer direct revenues	4,207,110	41%	3,561,242	38%
International distributor revenues	5,512,093	53%	5,263,153	57%
	$10,298,405	100%	$9,328,066	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns as of June 30, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts was $98,974 at June 30, 2018, and $84,983 at December 31, 2017.

Sales commissions are expensed when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income.

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

For the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of June 30, 2018, contract liabilities, if any, were not material.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2018, the Company has no unrecognized tax benefits.

Note 7 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2018, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 8 – Common Stock

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2018 was $150,332. As of June 30, 2018, there was $166,400 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3-year vesting period.

Note 9 – Recent Accounting Pronouncements

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

Accounting Pronouncements Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation”, which aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company is evaluating the new standard to determine the impact of adoption on the Company’s consolidated financial statements.

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

•

 “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR13.7345 for its June 30, 2018 balance sheet.

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

•

Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore since 58% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2018 and 2017 included herein.

Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017

The following table summarizes the results of our operations during the three-month periods ended June 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2018	2017	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$4,795,863	$3,510,297	$1,285,566	37%
COST OF REVENUES	2,440,660	1,745,138	$695,522	40%
GROSS PROFIT	2,355,203	1,765,159	$590,044	33%
PRODUCT ROYALTY INCOME	7,802	39,961	$(32,159)	-80%
OPERATING EXPENSES
Salaries and Wages	617,552	555,514	$62,038	11%
Commissions and Consulting	133,575	126,273	$7,302	6%
Professional Fees	128,987	119,981	$9,006	8%
Advertising and Marketing	458,450	407,781	$50,669	12%
Office Rent and Expenses	71,321	66,627	$4,694	7%
Research and Development Costs	378,912	322,155	$56,757	18%
Bad Debt Expense	10,705	5,291	$5,414	102%
General and Administrative	454,156	434,077	$20,079	5%
Depreciation	165,011	102,490	$62,521	61%
Total Operating Expenses	2,418,669	2,140,189	$278,480	13%
LOSS FROM OPERATIONS	(55,664)	(335,069)	$279,405	83%
Other Expenses	(2,475)	(2,567)	$92	4%
LOSS BEFORE INCOME TAXES	(58,139)	(337,636)	$279,497	83%
Income Taxes	(8,684)	(116,573)	$107,889	93%
NET LOSS	$(49,455)	$(221,063)	$171,608	78%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended June 30, 2018 were $4.80 million, a 37% increase, compared to revenues of $3.51 million for the quarter ended June 30, 2017. Revenues generated from sales to our customers in the United States increased from $1.87 million to $2.23 million, for the three months ended June 30, 2018 and 2017, respectively. Revenues associated with international customers were $2.57 million and $1.64 million, or 53% and 47% of revenues, respectively, for the three months ended June 30, 2018 and 2017. This increase in worldwide revenues is primarily attributable to a $0.17 million increase in neck brace sales, a $0.42 million increase in body armor sales, a $0.60 million increase in helmet sales and a $0.09 million increase in sales of other products, parts and accessories.

The following table sets forth our revenues by product line for the three months ended June 30, 2018 and 2017:

	Three months ended June 30,
	2018	% of Revenues	2017	% of Revenues
Neck braces	$1,263,402	26%	$1,095,390	31%
Body armor	2,275,999	47%	1,853,412	53%
Helmets	886,703	19%	281,238	8%
Other Products, Parts and Accessories	369,759	8%	280,257	8%
	$4,795,863	100%	$3,510,297	100%

Sales of our flagship neck brace accounted for $1.26 million and $1.10 million, or 26% and 31% of our revenues for the quarters ended June 30, 2018 and 2017, respectively. The 15% increase in neck brace revenues during the 2018 second quarter is primarily attributable to a 38% increase in the volume of neck braces sold to our customers worldwide as the Company continued to ship its highly anticipated and award winning 3.5 neck brace during the period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.28 million and $1.85 million, or 47% and 53% of our revenues for the quarters ended June 30, 2018 and 2017, respectively. The 23% increase in body armor revenues during the 2018 second quarter is primarily the result of an increase in the volume of upper body protectors and knee guards sold during the period.

Our helmets accounted for $0.89 million and $0.28 million or 19% and 8% of our revenues for the three months ended June 30, 2018, and 2017, respectively. The $0.61 million increase in helmet sales during the 2018 second quarter is primarily due to increased demand for our refined GPX 5.5 Composite helmet for motorcycle use and continued demand for our highly anticipated and award winning DBX 3.0 Enduro helmet and DBX 2.0 helmet for bicycle use during the period.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.37 million and $0.28 million, or 8% and 8% of our revenues for the quarters ended June 30, 2018 and 2017, respectively. The 32% increase in revenues from the sale of other products, parts and accessories during the 2018 second quarter is primarily due to an increase in the sales volume of GPX and DBX apparel designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2018 and 2017 were $2.44 and $1.75 million, respectively. Gross Profit for the quarters ended June 30, 2018 and 2017 were $2.36 million and $1.77 million, respectively, or 49% and 50% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 26% and 31% of our revenues for the quarters ended June 30, 2018 and 2017 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2018 and 2017 were $7,802 and $39,961, respectively. The 80% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2018 period.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2018 and 2017 were $617,552 and $555,514, respectively. This 11% increase in salaries and wages during the 2018 period was primarily due to the employment of additional sales personnel based in the United States and annual increases granted to the Company’s staff globally.

Commissions and Consulting Expense – During the quarters ended June 30, 2018 and 2017, commissions and consulting expenses were $133,575 and $126,273, respectively. This 6% increase in commissions and consulting expenses is primarily due to sales commissions paid to the Company’s European sales staff in connection with increased revenues.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2018 and 2017 were $128,987 and $119,981, respectively. This 8% increase in professional fees is primarily due to increased spending on general corporate legal advice as the Company continues to refine its global distribution network.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2018 and 2017 were $458,450 and $407,781, respectively. The 12% increase in advertising and marketing expenditures during the 2018 period is primarily due to the production and implementation of global marketing campaigns designed to support and promote the Company’s widening product range, brand activation and awareness and target market reach.

Office Rent and Expenses – Office rent and expenses for the quarters ended June 30, 2018 and 2017 were $71,321 and $66,627, respectively. This 7% increase in office rent and expenses during the 2018 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2018 increased to $378,912, from $322,155 during the same 2017 quarter. The 18% increase in research and development costs during the 2018 second quarter is as a result of the Company’s continued development of products and product categories that reach wider consumer groups.

Bad Debt Expense – Bad Debt Expense for the quarters ended June 30, 2018 and 2017 were $10,705 and $5,291, respectively. This increase in Bad Debt Expense is primarily the result of the write off of higher value unrecoverable debts during the 2018 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2018 and 2017 were $454,156 and $434,077, respectively. The 5% increase in general and administrative expenses is primarily due to increased travel expenditure incurred on dealer visits and in the production of marketing material that were partially offset by a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2018 and 2017 were $165,011 and $102,490, respectively. This 61% increase in depreciation during the 2018 second quarter is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $278,480 to $2.42 million in the three months ended June 30, 2018, or 13%, compared to $2.14 million in the 2017 period. This increase is primarily due to increased research and development, salaries and wages and depreciation discussed above.

Net loss – The net loss after income taxes for the quarter ended June 30, 2018 was $49,455 as opposed to a net loss after income taxes of $221,063 for the quarter ended June 30, 2017. This decrease in net loss is primarily due to the increase in revenues and gross profit discussed above.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

The following table summarizes the results of our operations during the six-month periods ended June 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2018	2017	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$10,298,405	$9,328,066	$970,339	10%
COST OF REVENUES	5,186,757	4,652,808	$533,949	11%
GROSS PROFIT	5,111,648	4,675,258	$436,390	9%
PRODUCT ROYALTY INCOME	20,111	50,917	$(30,806)	-61%
OPERATING EXPENSES
Salaries and Wages	1,395,315	1,314,757	$80,558	6%
Commissions and Consulting	258,914	279,321	$(20,407)	-7%
Professional Fees	297,458	430,772	$(133,314)	-31%
Advertising and Marketing	962,612	809,335	$153,277	19%
Office Rent and Expenses	141,759	132,678	$9,081	7%
Research and Development Costs	702,192	645,398	$56,794	9%
Bad Debt Expense	20,472	650	$19,822	3050%
General and Administrative	889,716	835,490	$54,226	6%
Depreciation	327,775	191,455	$136,320	71%
Total Operating Expenses	4,996,213	4,639,856	$356,357	8%
INCOME FROM OPERATIONS	135,546	86,319	$49,227	57%
Other Expenses	(5,927)	(5,555)	$(372)	-7%
INCOME BEFORE INCOME TAXES	129,619	80,764	$48,855	60%
Income Taxes	38,255	29,867	$8,388	28%
NET INCOME	$91,364	$50,897	$40,467	80%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2018 were $10.30 million, a 10% increase, compared to $9.33 million for the six months ended June 30, 2017. Revenues generated from sales to our customers in the United States increased from $3.72 million to $4.32 million, for the six months ended June 30, 2018 and 2017, respectively. Revenues associated with international customers were $5.98 million and $5.61 million, or 58% and 60% of revenues, respectively, for the six months ended June 30, 2018 and 2017. This increase in global revenues during the 2018 period is attributable to a $0.89 million increase in helmet sales and a $0.31 million increase in sales of other products, parts and accessories that were partially offset by a $0.18 million decrease in neck brace sales and a $0.05 million decrease in body armor sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2018 and 2017:

	Six months ended June 30,
	2018	% of Revenues	2017	% of Revenues
Neck braces	$2,921,115	29%	$3,105,964	33%
Body armor	4,554,958	44%	4,606,934	49%
Helmets	1,785,440	17%	892,490	10%
Other Products, Parts and Accessories	1,036,892	10%	722,678	8%
	$10,298,405	100%	$9,328,066	100%

Sales of our flagship neck brace accounted for $2.92 million and $3.11 million, or 29% and 33% of our revenues for the six-month periods ended June 30, 2018 and 2017, respectively. Although the Company shipped the highly anticipated and award winning 3.5 neck brace during the first and second quarters of 2018 and sales of our DBX range of neck braces for bicycle use increased for the six month period ending June 30, 2018, the 6% decrease in neck brace sales during the 2018 period is primarily due to customer restocking of our GPX 5.5 neck brace during the first quarter of 2017 in response to high customer demand during that period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $4.55 million and $4.61 million, or 44% and 49% of our revenues for the six-month periods ended June 30, 2018 and 2017, respectively. Although sales of the Company’s knee brace line and other protective armor products continued to increase during the six months ended June 30, 2018, the 1% decrease in body armor sales is primarily due to a decrease in the volume of upper body protectors sold during the 2018 period.

Our Helmets accounted for $1.79 million and $0.89 million, or 17% and 10% of our revenues for the six-month periods ended June 30, 2018 and 2017, respectively. The $0.90 million increase in helmet sales during the 2018 period is primarily due to shipment of our GPX 4.5 helmet for motorcycle use, increased demand for our refined GPX 5.5 Composite helmet for motorcycle use and continued demand for our highly anticipated and award winning DBX 3.0 Enduro and All mountain helmets as well as the DBX 2.0 helmet for bicycle use.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $1.04 million and $0.72 million or 10% and 8% of our revenues for the six-month periods ended June 30, 2018 and 2017, respectively. The 43% increase in revenues from the sale of other products, parts and accessories is primarily due to an increase in the sales volume of GPX and DBX apparel designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the six-months ended June 30, 2018 and 2017 were $5.19 million and $4.65 million, respectively. Gross Profit for the six-month periods ended June 30, 2018 and 2017 were $5.11 million and $4.68 million, respectively, or 50% and 50% of revenues respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2018 and 2017 were $20,111 and $50,917, respectively. The 9% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2018 period.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2018 and 2017 were $1,395,315 and $1,314,757, respectively. This 6% increase in salaries and wages during the 2018 period was primarily due to the employment of additional sales personnel in the United States during the six months ended June 30, 2018 that were partially offset by a decrease in share-based compensation costs incurred.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2018 and 2017, commissions and consulting expenses were $258,914 and $279,321, respectively. This 7% decrease in commissions and consulting expenses during the 2018 period is primarily the result of decreased sales commissions paid in the United States as the Company continues to employ professional sales personnel on a permanent basis.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2018 and 2017 were $297,458 and $430,772, respectively. This 31% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2018 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2018 and 2017 were $962,612 and $809,335, respectively. The 19% increase in advertising and marketing expenditures during the 2018 period is primarily due to the production and implementation of marketing campaigns designed to globally support and promote the Company’s widening product range, target market reach and brand awareness.

Office Rent and Expenses – Office rent and expenses for the six-month periods ended June 30, 2018 and 2017 were $141,759 and $132,678, respectively. The 7% increase in office rent and expenses during the 2018 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2018 and 2017, increased to $702,192, from $645,398, during the same 2017 period. The 9% increase in research and development costs during the 2018 period is due to the Company’s continued expansion of its product offering and product categories in order to reach wider consumer groups.

Bad Debt Expense – Bad Debt Expense for the six-month periods ended June 30, 2018 and 2017 were $20,472 and $650, respectively. This increase in Bad Debt Expense during the 2018 period is primarily the result of the recovery of previously unrecoverable debts during the 2017 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2018 and 2017 were $889,716 and $835,490, respectively. The 6% increase in general and administrative expenses during the 2018 period is primarily as a result of increased travel expenditure incurred on dealer visits, sales conferences and marketing production events globally that were partially offset by a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2018 and 2017 were $327,775 and $191,455, respectively. This 71% increase in depreciation during the 2018 period is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $356,357, to $5.00 million in the six-month periods ended June 30, 2018, or 8%, compared to $4.64 million in the 2017 period. This increase in total operating expenses during the 2018 period is primarily due to increased advertising, marketing and depreciation costs that were partially offset by decreased professional fees discussed above.

Net income – Net income after income taxes for the six-month period ended June 30, 2018 was $91,364 as opposed to a net income after income taxes of $50,897 for the six-month period ended June 30, 2017. This increase in net income during the 2018 period is primarily due to the increase in revenue and gross profit that were partially offset by the increase in operating expenses discussed above.

Liquidity and Capital Resources

At June 30, 2018, we had cash and cash equivalents of $1.51 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2018	2017
Net cash provided by operating activities	$514,376	$1,107,711
Net cash used in investing activities	$(210,687)	$(603,191)
Net cash used in financing activities	$(260,097)	$(275,890)
Effect of exchange rate changes on cash and cash equivalents	$(49,466)	$30,404
Net increase (decrease) in cash and cash equivalents	$(5,874)	$259,034
Cash and cash equivalents at the beginning of period	$1,518,157	$1,103,003
Cash and cash equivalents at the end of period	$1,512,283	$1,362,037

Cash decreased by $5,874, or 0.4%, for the six months ended June 30, 2018 when compared to cash on hand at December 31, 2017. The primary sources of cash for the six months ended June 30, 2018 were decreased inventory of $1.75 million and decreased accounts receivable of $623,084. The primary uses of cash for the six months ended June 30, 2018 were decreased accounts payable and accrued expenses of $2.22 million, capital expenditures of $210,680 and the repayment of short-term loan amounting to $260,097. As of June 30, 2018, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarter ended June 30, 2018 and 2017, the Company paid an aggregate of $16,604 and $16,231 in licensing fees to Mr. De Villiers.

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

On October 16, 2017, the Company entered into a new Premium Finance Agreement with AFCO to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.150%, commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2018, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 30, 2018, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $107,700 in eleven payments of $9,181 at a 4.990% annual interest rate, commencing on June 1, 2018 and ending on April 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2018, the Company had not defaulted on its payment obligations under this agreement.

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$579,202	6%	$503,671	5%
Dealer direct revenues	4,207,110	41%	3,561,242	38%
International distributor revenues	5,512,093	53%	5,263,153	57%
	$10,298,405	100%	$9,328,066	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns for the six months ended June 30, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts was $98,974 at June 30, 2018, and $84,983 at December 31, 2017.

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

For the six months ended June 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of June 30, 2018, contract liabilities, if any, were not material.

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of June 30, 2018 and December 31, 2017 was $72,468 and $57,808, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the six month periods ended June 30, 2018 and 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2018, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2018	LEATT CORPORATION

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