Form 10-Q
period 2018-09-30
Leatt Corp
filed 2018-11-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_]      No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 6, 2018 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,366,382

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2018

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	Unaudited	Audited
ASSETS

Current Assets
Cash and cash equivalents	$1,682,397	$1,518,157
Short-term investments	58,230	58,221
Accounts receivable	4,141,612	2,420,656
Inventory	6,680,081	5,034,310
Payments in advance	483,532	565,124
Income tax refunds receivable	-	130,171
Prepaid expenses and other current assets	750,245	847,442
Total current assets	13,796,097	10,574,081

Property and equipment, net	2,117,447	2,113,855

Other Assets
Deposits	25,274	26,081
Intangible assets	66,882	76,364
Total other assets	92,156	102,445

Total Assets	$16,005,700	$12,790,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,605,610	$4,433,665
Income taxes payable	271,484	-
Short term loan, net of finance charges	64,308	518,130
Total current liabilities	6,941,402	4,951,795

Deferred tax liabilities, net	38,100	38,100

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,366,382 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,837,699	7,687,367
Accumulated other comprehensive loss	(607,614)	(485,286)
Retained earnings	1,663,060	465,352
Total stockholders' equity	9,026,198	7,800,486

Total Liabilities and Stockholders' Equity	$16,005,700	$12,790,381

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2018	2017	2018	2017
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$8,579,507	$5,455,088	$18,877,912	$14,783,154

Cost of Revenues	4,574,205	2,914,008	9,760,962	7,566,816

Gross Profit	4,005,302	2,541,080	9,116,950	7,216,338

Product Royalty Income	8,094	39,396	28,205	90,313

Operating Expenses
Salaries and wages	588,242	562,803	1,983,557	1,877,560
Commissions and consulting expenses	124,501	109,217	383,415	388,538
Professional fees	163,687	88,901	461,145	519,673
Advertising and marketing	534,817	449,176	1,497,429	1,258,511
Office rent and expenses	69,400	68,423	211,159	201,101
Research and development costs	357,177	321,443	1,059,369	966,841
Bad debt expense	635	7,956	21,107	8,606
General and administrative expenses	521,052	419,052	1,410,768	1,254,542
Depreciation	174,490	131,374	502,265	322,829
Total operating expenses	2,534,001	2,158,345	7,530,214	6,798,201

Income from Operations	1,479,395	422,131	1,614,941	508,450

Other Expenses
Interest and other expenses, net	(2,393)	(95)	(8,320)	(5,650)
Total other expenses	(2,393)	(95)	(8,320)	(5,650)

Income Before Income Taxes	1,477,002	422,036	1,606,621	502,800

Income Taxes	370,658	128,747	408,913	158,614

Net Income Available to Common Shareholders	$1,106,344	$293,289	$1,197,708	$344,186

Net Income per Common Share
Basic	$0.21	$0.05	$0.22	$0.06
Diluted	$0.20	$0.05	$0.22	$0.06

Weighted Average Number of Common Shares Outstanding
Basic	5,366,382	5,366,382	5,366,382	5,364,718
Diluted	5,504,664	5,547,683	5,504,664	5,546,019

Comprehensive Income
Net Income	$1,106,344	$293,289	$1,197,708	$344,186
Other comprehensive income, net of $0 and $0 deferred income taxes in 2018 and 2017
Foreign currency translation	(6,018)	(49,044)	(122,328)	7,344

Total Comprehensive Income	$1,100,326	$244,245	$1,075,380	$351,530

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	(Loss)	Earnings	Total
Balance, January 1, 2018	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

Compensation cost recognized in connection with stock options	-	-	-	-	150,332	-	-	150,332

Net income	-	-	-	-	-	-	1,197,708	1,197,708

Foreign currency translation adjustment	-	-	-	-	-	(122,328)	-	(122,328)

Balance, September 30, 2018	120,000	$3,000	5,366,382	$130,053	$7,837,699	$(607,614)	$1,663,060	$9,026,198

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

	2018	2017

Cash flows from operating activities
Net income	$1,197,708	$344,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	502,265	322,829
Stock-based compensation	150,332	177,113
Bad debts	10,921	5,737
Inventory reserve	92,898	116,769
(Gain) on sale of property and equipment	(1,260)	(3,061)
(Increase) decrease in:
Accounts receivable	(1,731,877)	(741,392)
Inventory	(1,738,669)	(1,773,336)
Payments in advance	81,592	154,317
Prepaid expenses and other current assets	97,197	516,895
Income tax refunds receivable	130,171	(76,163)
Deposits	807	(280)
Decrease in:
Accounts payable and accrued expenses	2,171,945	2,584,830
Income taxes payable	271,484	140,980
Net cash provided by operating activities	1,235,514	1,769,424

Cash flows from investing activities
Capital expenditures	(575,909)	(1,158,507)
Proceeds from sale of property and equipment	1,308	3,125
Increase in short-term investment, net	(9)	(17)
Net cash used in investing activities	(574,610)	(1,155,399)

Cash flows from financing activities
Repayments of short-term loan, net	(453,822)	(483,773)
Net cash used in financing activities	(453,822)	(483,773)

Effect of exchange rates on cash and cash equivalents	(42,842)	1,617

Net increase in cash and cash equivalents	164,240	131,869

Cash and cash equivalents - beginning of period	1,518,157	1,103,003

Cash and cash equivalents - end of period	$1,682,397	$1,234,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,321	$10,597
Cash paid for income taxes	$7,121	$87,207

Other non-cash investing and financing activities
Common stock issued for services	$150,332	$177,113

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2017 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 19, 2018. The consolidated balance sheet as of September 30, 2018 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017, changes in stockholders’ equity for the nine months ended September 30, 2018, cash flows for the nine months ended September 30, 2018 and 2017, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2018 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence as of the nine months ended September 30, 2018 and December 31, 2017 was $150,706 and $57,808 respectively.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2018 and 2017 was zero. There was no impairment of intangible assets at September 30, 2018 or December 31, 2017.

Note 4 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly instalments of $55,071 over eleven months including interest at 4.150% and the South African short-term loan is payable in monthly instalments of $1,679 over a ten-month period at a flat interest rate of 4.00% . The Company repaid the U.S. short-term loan in full on September 6, 2018.

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$808,335	4%	$696,860	5%
Dealer direct revenues	6,307,993	34%	5,110,383	34%
International distributor revenues	11,761,584	62%	8,975,911	61%
	$18,877,912	100%	$14,783,154	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $95,904 at September 30, 2018 and $84,983 at December 31, 2017.

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

For the nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of September 30, 2018, contract liabilities, if any, were not material.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2018, the Company has no unrecognized tax benefits.

Note 7 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2018, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 8 – Common Stock

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2018 was $150,332. As of September 30, 2018, there was $166,400 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

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

Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840. The Company plans to adopt this standard using the modified retrospective approach in the first quarter of fiscal 2019, coinciding with the standard’s effective date. While the Company is still evaluating this ASU and related updates, the Company has determined that the primary impact will be to recognize on the balance sheet material right-of-use assets and material lease obligations for all leases with lease terms greater than 12 months.

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

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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
•

“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

•

“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.1066 for its September 30, 2018 balance sheet.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

•

Global Economic Fragility – The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

•

Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 66% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2018 and 2017 included herein.

Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017

The following table summarizes the results of our operations during the three-month periods ended September 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September, 30			Percentage
	2018	2017	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$8,579,507	$5,455,088	$3,124,419	57%
COST OF REVENUES	4,574,205	2,914,008	$1,660,197	57%
GROSS PROFIT	4,005,302	2,541,080	$1,464,222	58%
PRODUCT ROYALTY INCOME	8,094	39,396	$(31,302)	-79%
OPERATING EXPENSES
Salaries and Wages	588,242	562,803	$25,439	5%
Commissions and Consulting	124,501	109,217	$15,284	14%
Professional Fees	163,687	88,901	$74,786	84%
Advertising and Marketing	534,817	449,176	$85,641	19%
Office Rent and Expenses	69,400	68,423	$977	1%
Research and Development Costs	357,177	321,443	$35,734	11%
Bad Debt Expense	635	7,956	$(7,321)	-92%
General and Administrative	521,052	419,052	$102,000	24%
Depreciation	174,490	131,374	$43,116	33%
Total Operating Expenses	2,534,001	2,158,345	$375,656	17%
INCOME FROM OPERATIONS	1,479,395	422,131	$1,057,264	250%
Other Expenses	(2,393)	(95)	$(2,298)	2419%
INCOME BEFORE INCOME TAXES	1,477,002	422,036	$1,054,966	250%
Income Taxes	370,658	128,747	$241,911	188%
NET INCOME	$1,106,344	$293,289	$813,055	277%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2018 were $8.58 million, a 57% increase, compared to revenues of $5.46 million for the quarter ended September 30, 2017. Revenues associated with international customers were $6.43 million and $3.87 million, or 75% and 71% of revenues, respectively, for the three months ended September 30, 2018 and 2017. This increase in worldwide revenues during the 2018 period is primarily attributable to a $0.67 million increase in neck brace sales, a $0.16 million increase in helmet sales, a $1.73 million increase in body armor sales and a $0.57 million increase in sales of other products, parts and accessories during the period.

The following table sets forth our revenues by product line for the three months ended September 30, 2018 and 2017:

	Three months ended September, 2018
	2018	% of Revenues	2017	% of Revenues
Neck braces	$1,756,867	21%	$1,091,601	20%
Body armor	4,410,653	51%	2,680,405	49%
Helmets	811,151	9%	648,313	12%
Other Products, Parts and Accessories	1,600,836	19%	1,034,769	19%
	$8,579,507	100%	$5,455,088	100%

Sales of our flagship neck brace accounted for $1.76 million and $1.09 million, or 21% and 20% of our revenues for the quarters ended September 30, 2018 and 2017, respectively. The 61% increase in neck brace revenues is primarily attributable to an 83% increase in the volume of neck braces sold to our customers worldwide during the 2018 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $4.41 million and $2.68 million, or 51% and 49% of our revenues for the quarters ended September 30, 2018 and 2017, respectively. The 65% increase in body armor revenues was primarily the result of an increase in sales of the Company’s knee brace and hard-shell upper body protector product lines due to continued demand both in the United States and abroad.

Our helmets accounted for $0.81 million or 9% of our revenues for the three months ended September 30, 2018 as compared to $0.65 million or 12% of our revenues for the same 2017 period. The 25% increase in helmet sales is primarily the result of an increase in the sale of the Company’s award winning GPX 4.5 helmet for motorcycle during the 2018 period.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jerseys, pants, shorts, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $1.60 million and $1.03 million, or 19% and 19% of our revenues for the quarters ended September 30, 2018 and 2017, respectively. The 55% increase in revenues from the sale of other products, parts and accessories is primarily due to increased sales volume of our GPX and DBX apparel lines designed for off-road motorcycle and bicycle use respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2018 and 2017 were $4.57 million and $2.91 million, respectively. Gross Profit for the quarters ended September 30, 2018 and 2017 were $4.01 million and $2.54 million, respectively, or 47% and 47% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 21% and 20% of our revenues for the quarters ended September 30, 2018 and 2017 respectively. However, revenues associated with international customers were 75% and 71% of our revenues for the three months ended September 30, 2018 and 2017, respectively, with revenue associated with international customers continuing to generate a lower gross profit margin than dealer direct sales in the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2018 and 2017 were $8,094 and $39,396, respectively. The 79% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2018 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2018 and 2017 were $588,242 and $562,803, respectively. This 5% increase in salaries and wages during the 2018 period was primarily due to the employment of additional marketing personnel in Europe and at the Company’s headquarters in Cape Town, South Africa.

Commissions and Consulting Expense – During the quarters ended September 30, 2018 and 2017, commissions and consulting expenses were $124,501 and $109,217, respectively. This 14% increase in commissions and consulting expenses is primarily due to an increase in sales commissions paid to the Company’s US sales representatives in line with increased sales in the United States.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2018 and 2017 were $163,687 and $88,901, respectively. This 84% increase in professional fees is primarily due to increased spending on patent maintenance costs as the Company continues to expand its intellectual property rights.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2018 and 2017 were $534,817 and $449,176, respectively. The 19% increase in advertising and marketing expenditures during the 2018 period is primarily due to optimized timing of the Company’s distributor marketing program designed to promote the Company’s growing product range, consumer brand and target market reach during the 2018 period.

Office Rent and Expenses – Office rent and expenses for the quarters ended September 30, 2018 and 2017 were $69,400 and $68,423, respectively. This 1% increase in office rent and expenses during the 2018 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2018 and 2017, increased to $357,177, from $321,443, during the same 2017 quarter. The 11% increase in research and development costs is primarily due to development costs incurred as the Company continues to expand its product offering in multiple global markets.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2018 and 2017 were $635 and $7,956, respectively. This decrease in Bad Debt Expense is the result of the write off of higher value unrecoverable debts owing to the Company during the 2017 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2018 and 2017 were $521,052 and $419,052, respectively. The 24% increase in general and administrative expenses is primarily due to an increase in product liability insurance premiums in line with increased revenues in the United States.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2018 and 2017 were $174,490 and $131,374, respectively. This 33% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $375,656, to $2.53 million in the three months ended September 30, 2018, or 17%, compared to $2.16 million in the 2017 period. This increase is primarily due to increased advertising and marketing, general and administrative and professional fee costs discussed above.

Net Income – Net income after income taxes for the quarter ended September 30, 2018 was $1.11 million, as compared to a net income of $293,289 for the quarter ended September 30, 2017. This increase in net income is primarily due to the increase in revenues discussed above.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2018 and 2017 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2018	2017	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$18,877,912	$14,783,154	$4,094,758	28%
COST OF REVENUES	9,760,962	7,566,816	$2,194,146	29%
GROSS PROFIT	9,116,950	7,216,338	$1,900,612	26%
PRODUCT ROYALTY INCOME	28,205	90,313	$(62,108)	-69%
OPERATING EXPENSES
Salaries and Wages	1,983,557	1,877,560	$105,997	6%
Commissions and Consulting	383,415	388,538	$(5,123)	-1%
Professional Fees	461,145	519,673	$(58,528)	-11%
Advertising and Marketing	1,497,429	1,258,511	$238,918	19%
Office Rent and Expenses	211,159	201,101	$10,058	5%
Research and Development Costs	1,059,369	966,841	$92,528	10%
Bad Debt Expense	21,107	8,606	$12,501	145%
General and Administrative	1,410,768	1,254,542	$156,226	12%
Depreciation	502,265	322,829	$179,436	56%
Total Operating Expenses	7,530,214	6,798,201	$732,013	11%
INCOME FROM OPERATIONS	1,614,941	508,450	$1,106,491	218%
Other Expenses	(8,320)	(5,650)	$(2,670)	-47%
INCOME BEFORE INCOME TAXES	1,606,621	502,800	$1,103,821	220%
Income Taxes	408,913	158,614	$250,299	158%
NET INCOME	$1,197,708	$344,186	$853,522	248%

Revenues – Revenues of the nine-month period ended September 30, 2018 were $18.88 million, a 28% increase, compared to revenues of $14.78 million for the period ended September 30, 2017. Revenues associated with international customers were $12.42 million and $9.48 million, or 66% and 64% of revenues, respectively, for the nine months ended September 30, 2018 and 2017. The increase in worldwide revenues is attributable to a $0.48 million increase in neck brace sales, a $1.68 million increase in body armor sales, a $1.06 million increase in helmet sales and a $0.88 million increase in other products, parts and accessory sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2018 and 2017:

	Nine months ended September 30,
	2018	% of Revenues	2017	% of Revenues
Neck braces	$4,677,982	25%	$4,197,565	28%
Body armor	8,965,611	47%	7,287,339	49%
Helmets	2,596,591	14%	1,540,803	11%
Other Products, Parts and Accessories	2,637,728	14%	1,757,447	12%
	$18,877,912	100%	$14,783,154	100%

Sales of our flagship neck brace accounted for $4.68 and $4.20 million, or 25% and 28% of our revenues for the nine-month periods ended September 30, 2018 and 2017, respectively. The 11% increase in neck brace revenues is primarily attributable to a 27% increase in the volume of neck braces sold to our customers worldwide.

Body armor sales accounted for $8.97 and $7.29 million, or 47% and 49% of our revenues for the nine-month period ended September 30, 2018 and 2017, respectively. The 23% increase in body armor revenues was primarily the result of an increase in sales of the Company’s knee brace and upper body protector product lines due to continued worldwide demand for these product categories.

Our helmets accounted for $2.60 million, or 14% of our revenues for the nine months ended September 30, 2018, as compared to $1.54 million, or 11% of our revenues for the nine months ended September 30, 2017. The 69% increase in helmet revenues is primarily due to initial shipments of our highly anticipated GPX 4.5 helmet for motorcycle use and the DBX 2.0 helmet for bicycle use.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jerseys, pants, shorts, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $2.64 million and $1.76 million, or 14% and 12% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. The 50% increase in revenues from the sale of other products, parts and accessories is primarily due to increased sales volume of our GPX and DBX apparel ranges designed for off-road motorcycle and bicycle use, respectively.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2018 and 2017 were $9.76 million and $7.57 million, respectively. Gross Profit for the nine-month periods ended September 30, 2018 and 2017 were $9.12 and $7.22 million, respectively, or 48% and 49% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 25% and 28% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. Additionally, revenues associated with international customers were 66% and 64% of our revenues for the nine months ended September 30, 2018 and 2017, respectively. Revenue associated with international customers continue to generate a lower gross margin than dealer direct sales in the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month period ended September 30, 2018 and 2017 were $28,205 and $90,313, respectively. The 69% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2018 period.

Salaries and Wages – Salaries and wages for the nine-month period ended September 30, 2018 and 2017 were $1,983,557 and $1,877,560, respectively. This 6% increase in salaries and wages during the 2018 period was primarily due to the employment of additional sales and marketing personnel in the United States and Europe during the nine-month period ended September 30, 2018.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2018 and 2017, commissions and consulting expenses were $383,415 and $388,538, respectively. This 1% decrease in commission and consulting expenditure is primarily the result of the restructuring of the Company’s US sales representative structure as the Company continues to employ professional sales personnel in the United States on a permanent basis.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2018 and 2017 were $461,145 and $519,673, respectively. This 11% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2018 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2018 and 2017 were $1,497,429 and $1,258,511, respectively. The 19% increase in advertising and marketing expenditures during the 2018 period is primarily due to the production and implementation of global sales events, marketing campaigns and product launches designed to promote the Company’s growing product range, consumer brand and target market reach.

Office Rent and Expenses – Office rent and expenses for the nine-month periods ended September 30, 2018 and 2017 were $211,159 and $201,101, respectively. The 5% increase in office rent and expenses during the 2018 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month period ended September 30, 2018 increased to $1,059,369 from $966,841, during the same 2017 period. The 10% increase in research and development costs is primarily due to development costs incurred as the Company continues to widen its range of products for multiple markets.

Bad Debt Expense – Bad Debt Expense for the nine-month periods ended September 30, 2018 and 2017 were $21,107 and $8,606, respectively. This increase in Bad Debt Expense is primarily the result of the recovery of bad debts during the 2017 period that were previously considered unrecoverable.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2018 and 2017 were $1,410,768 and $1,254,542, respectively. The 12% increase in general and administrative expenses is primarily as a result of increased product liability premiums in line with increased revenues in the United States as well as increased travel expenditures incurred globally on dealer visits and sales conferences.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2018 and 2017 were $502,265 and $322,829, respectively. This 56% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $732,013, to $7,530,214 million in the nine months ended September 30, 2018, or 11%, compared to $6.80 million in the 2017 period. This increase is primarily due to increased advertising and marketing, general and administrative and depreciation costs that were partially offset by decreased professional fees discussed above.

Net income – Net income after income taxes for the nine-month period ended September 30, 2018 was $1,197,708 as opposed to a net income after income taxes of $344,186 for the nine-month period ended September 30, 2017. This increase in net income is primarily due to the increased revenues discussed above.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $1.68 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2018	2017
Net cash provided by operating activities	$1,235,514	$1,769,424
Net cash used in investing activities	$(574,610)	$(1,155,399)
Net cash used in financing activities	$(453,822)	$(483,773)
Effect of exchange rate changes on cash and cash equivalents	$(42,842)	$1,617
Net increase in cash and cash equivalents	$164,240	$131,869
Cash and cash equivalents at the beginning of period	$1,518,157	$1,103,003
Cash and cash equivalents at the end of period	$1,682,397	$1,234,872

Cash increased by $164,240, or 11%, for the nine months ended September 30, 2018. The primary sources of cash for the nine months ended September 30, 2018 were a net income of $1.20 million and increased accounts payable and accrued expenses of $2.17 million. The primary uses of cash for the nine months ended September 30, 2018 were increased inventory of $1.74 million, increased accounts receivables of $1.73 million, capital expenditures of $575,909 and the repayment of a short-term loan amount of $453,822. As of September 30, 2018, we did not have any credit facilities or significant amounts owed to third party lenders.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the nine-month periods ended September 30, 2018 and 2017, the Company paid an aggregate of $14,174 and $9,338 in licensing fees to Mr. De Villiers.

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

On October 16, 2017, the Company entered into a new Premium Finance Agreement with AFCO to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $593,400 in eleven payments of $55,071, at an annual interest rate of $4.150%, commencing on November 1, 2017 and ending on September 1, 2018. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. This agreement was paid in full on September 6, 2018.

Pursuant to a Premium Finance Agreement, dated May 30, 2018, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $107,700 in eleven payments of $9,181 at a 4.990% annual interest rate, commencing on June 1, 2018 and ending on April 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2018, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$808,335	4%	$696,860	5%
Dealer direct revenues	6,307,993	34%	5,110,383	34%
International distributor revenues	11,761,584	62%	8,975,911	61%
	$18,877,912	100%	$14,783,154	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts was $95,904 at September 30, 2018, and $84,983 at December 31, 2017.

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

For the nine months ended September 30, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of September 30, 2018, contract liabilities, if any, were not material.

Inventory Valuation – Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of September 30, 2018 and December 31, 2017 was $150,706 and $57,808, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the nine-month periods ended September 30, 2018 and 2017.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2018, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 7, 2017, a lawsuit was filed against the Company and one other defendant on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. On May 3, 2018 the Federal Court dismissed the Plaintiff’s entire complaint against Leatt Corporation and the other defendant in this matter. On October 4, 2018, the Plaintiff filed an appeal against the dismissal of the complaints against both parties.

On April 3, 2018, a wrongful death lawsuit was filed against the Company and three other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The litigation is in discovery stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: November 13, 2018	LEATT CORPORATION

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