Form 10-K
period 2018-12-31
Leatt Corp
filed 2019-03-27
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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
Yes [   ] No [X]

As of June 30, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant’s common stock held by non-affiliates was approximately $5,457,797. Shares of the registrant’s common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,386,723 outstanding as of March 14, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2018

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
  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.4117 for its December 31, 2018 balance sheet.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet to JIS T 8133 for the Japanese Market.

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

We believe that we have gained our market share largely due to the innovation and quality of our products, the growth of the market, our increased marketing efforts, and our steps to secure our international patents and protect our patents from infringement.

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

Our Products

The Company designs, develops, distributes and markets protective gear, parts and accessories. The Company currently markets its products under the two main categories addressing the two main markets, namely bicycle and powersports.

Neck braces

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

The GPX models, designed for the powersports market, includes the GPX 5.5, which is fully adjustable, the GPX 5.5 Junior, which is fully adjustable and designed for junior riders, the GPX 4.5, which is less adjustable, the GPX 6.5, which is a full carbon brace, the award-winning GPX 3.5 neck brace, which is competitively priced, and the GPX 3.5 Junior neck brace, designed for junior athletes at a very competitive price. The range of STX neck braces are designed for street commuters and includes the STX RR and STX Road neck braces.

Furthermore, there is a range of SNX models under the powersports category. These neck braces are designed for snow mobile riders, which includes the SNX 5.5 and SNX Trophy. These neck braces feature the AFC – Arctic Fusion Compound -designed for extreme temperatures.

The Fusion is a unique invention that combines neck, chest, back, flank and shoulder protection in one piece of body armor for powersports enthusiasts. This product combines LEATT neck brace technology together with CE certified back, shoulder and chest impact protection. The Fusion models include the Fusion 3.0, which incorporates hard shell and 3DF AirFit ventilated soft impact foam to protect riders, the Fusion 3.0 SNX, which is designed specifically for snowmobile riders and is made from a special blend referred to as Arctic Fusion Compound (AFC™), this material is designed to withstand extremely cold conditions, and the Fusion 2.0 Junior which is designed for junior athletes.

Our DBX models, designed for the bicycle market, includes the DBX 5.5, which is fully adjustable, the DBX 5.5 Junior, which is fully adjustable and designed for junior riders, the DBX 6.5 which is a full carbon brace, the award-winning GPX 3.5 neck brace, which is competitively priced, and the GPX 3.5 Junior neck brace designed for junior athletes at a very competitive price.

Another product found under the neck brace category is the Neck Brace Kart, specifically designed for go-kart riders. This neck brace features a special Kart angle for improved function and fit. It features bio foam lycra padding and also has fully adjustable front and rear tables.

The Company offers various versions, sizes and colors of these products to appeal to different clients and to address different price points. All these neck braces are CE certified as Personal Protective Equipment 89/686/EEC. To view a detailed listing of these products please see our website; www.leatt.com .

Helmets

In 2015 the Company launched its helmet range and commenced shipment with a limited helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award winning DBX range for downhill and BMX bicycle use. The Company currently sells various models of helmet products which the Company believes redefines head and brain protection with its groundbreaking 360-degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight, and super ventilated, even at low speeds.

The GPX helmet range, designed for off-road motorcycle riders, consists of the GPX 6.5 Carbon Helmet, which is the premium helmet in the range, the GPX 5.5 Composite Helmet, which is a race-ready, composite, off-road, light weight and super ventilated helmet, the GPX 5.5 Composite Junior Helmet, a composite helmet that boasts the same technology that makes the adult helmets so effective and is specifically designed to protect younger riders, the GPX 4.5 Helmet, which is a lightweight injected polymer compound helmet, the GPX 4.5 Junior Helmet, which is a lightweight injected polymer compound helmet designed for younger riders, the new GPX 3.5 Helmet, which is a polymer helmet with 360-degree turbine technology at a competitive price point, and the GPX 3.5 Junior Helmet, which is a polymer helmet designed for young riders at a competitive price point.

The DBX helmet range consists of the premium DBX 6.0 Carbon Helmet, which is the lightest helmet design in the range, the DBX 5.0 Composite Helmet, which is a composite helmet made specifically to suit downhill and BMX riders’ requirements, the award-winning DBX 4.0 Helmet, which is a super-ventilated full-face helmet, the DBX 3.0 DH Helmet, which is a light-weight helmet that is ASTM certified, the DBX 3.0 Enduro Helmet, which is a convertible helmet with removable chin bar, the DBX 3.0 All-Mountain Helmet, which is a half shell polymer compound helmet for cyclists, and the award-winning DBX 2.0 Helmet, which is a compound helmet designed for cyclists at a competitive price point.

The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our helmets have achieved CE certification when necessary. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies to AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. To view a detailed listing of these products please see our website: www.leatt.com.

Body Armor

In 2010, we launched the Leatt body armor range with our introduction of the Leatt Adventure Chest Protector, a hard-shell chest protector. The following year we introduced junior protectors, body vests and full body protectors. Since then we have further extended our range to include more body protectors and vests, back protectors, elbow guards, knee guards, impact shorts and cooling vests. These products come in a variety of soft- and hard-shell options for both adult and junior riders. Our expanded body armor product range has also gained us entry into new markets.

In 2014, we have expanded into shoulder and knee-brace markets with the addition of our new shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include the Knee Brace C-Frame Pro Carbon, which is the premium knee protection in the range, the Knee Brace X-Frame, which is injected carbon cage-type knee protection, the Knee Brace Z-Frame, which is glass-filled nylon knee protection product at a competitive price point, and the Knee Brace Carbon Junior, which is premium knee protection designed for younger athletes.

Our team is committed to consistently updating and refining these products based on consumer feedback and demand on an annual basis. The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our products have achieved CE certification when necessary. To view a detailed listing of these products please see our website: www.leatt.com .

Other Products, Parts and Accessories

Leatt Apparel Range

The Leatt Apparel Range is the fastest growing product category in the Leatt range of products. In 2015, we introduced a new product category of gloves to our apparel products and expanded our offering of cooling apparel products. We have since added a variety of apparel products for off-road motorcycle riders and bicycle riders, including jackets, jerseys, pants, shorts, socks and gloves. All products in this range come in a variety of trendy colors and are designed in line with the latest international fashion trends.

Casual Clothing and Accessories

We also sell a variety of casual clothing and caps which we have expanded to include sunglasses this year. We sell accessories that complement our expanding range of products including toolbelt bags, duffel bags, gear bags, helmet bags, hats and hydration kits. The products are designed in line with the latest international fashion trends.

Spare Parts

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

Our team is committed to consistently updating and refining these products based on consumer feedback and demand on an annual basis. To view a detailed listing of these products please see our website: www.leatt.com .

Accolades

The Leatt products have won a series of awards and accolades since 2007, including the following:

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

Interbike Innovation 2018 Award Winner: Leatt DBX 4.0 Helmet was named an Interbike Innovation Award winner in 2018. The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America and their awards are aimed at recognizing excellence and innovation in product, retail and advocacy.

Design & Innovation 2019 Awards: In 2019, the Leatt DBX 4.0 Helmet won a 2019 Design & Innovation Award.The Design & Innovation award is granted by a jury of bicycle industry experts in recognition of the best bicycles and bicycle products.

We believe that the premium quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 750,000 units of Leatt-Brace® products worldwide primarily to the off-road motorcycle and bicycle markets to date. Approximately 9% of our 2010-unit sales were from our DBX bicycle neck brace. This has increased consistently over time with sales of our DBX bicycle neck brace accounting for 17% of unit sales in 2018. We continue to develop neck brace products for markets outside of our core markets.

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

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 – 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer’s invoice reflecting quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date is 70-90 days, and our standard supplier shipping terms are FOB (Port).

During production, we measure the manufacturer’s quality and on-time performance to determine whether to continue our relationship. We utilize outside consultants and our own employees to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer’s premises and penalties are levied against a manufacturer if any delay in shipment to customers or customer rejection or non-acceptance is caused by quality issues. The balance of open invoices is paid to the manufacturer four to six weeks after successful inspection.

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon and high impact polycarbonate resin. The cost of materials used in our products varies depending on the target market for, and the price of, our products. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand, and global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any interruptions to our production due to shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2018 and 2017, were not material and we do not foresee these amounts being material in the near future.

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

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to distributors in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 60 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2018 and 2017, annual revenues associated with international customers were $16,090,800 and $12,827,572, or 66% and 64% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2018. For the years ended December 31, 2018 and 2017, our largest customer accounted for approximately 12% and 10% of our annual U.S. revenue, respectively. As of December 31, 2018, and 2017, $55,306 or 3% and $147,711 or 6% of our accounts receivable was due from this customer.

For both years ended December 31, 2018 and 2017, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% of our annual international revenue. As of both December 31, 2018, and 2017, $0, or 0% of our accounts receivable, respectively, was due from this international customer.

Advertising and Marketing

We first gained market recognition through customer word-of-mouth and later through third-party articles and reviews of the Leatt-Brace® in motorcycle and racing magazines, and unsolicited and unpaid endorsements from current and former celebrity motocross (and other) riders, but we now advertise our products in various motorsport industry magazines, social media and in related online media. We also enhance our image through the sponsorship of sporting events, teams and individuals.

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 797 active distributors and dealers who stock Leatt products in the U. S. and approximately 186 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2018 and 2017 were $1,881,368 and $1,690,408, respectively, representing approximately 8% of our revenues for both periods.

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

  Industry Accreditation and Endorsements. We are pursuing accreditation and endorsements of our products from global motor sports governing and homologation bodies as well as industry organizations. We believe that these accreditations and endorsements will increase sales of our products and solidify our position as a leader in safety products. SFI testing is compulsory for neck protection used in automotive racing in the United States, therefore should neck protection in two wheeled sports become compulsory we believe that such accreditations and endorsements will additionally increase our sales.

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

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our products have achieved CE certification when necessary.Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet to JIS T 8133 for the Japanese Market. We are working to develop technology to expand our range of products with further innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2018 and 2017 amounted to $1,412,866 and $1,358,512, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the RacerX survey discussed elsewhere herein and available at http://mediakit.filterpubs.com/survey, our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports; our major competitor in the knee brace market is EVS Sports; and our major competitor in the body protection, apparel and helmet market is Fox Racing.

Competition is based on quality, price, reputation, industry endorsements and certifications, as well as, on product design, brand names, marketing support and distribution strategies. We believe that our products can be distinguished from the products offered by our competitors due to the fact that our products are innovative, safety tested, versatile, aesthetically appealing, priced competitively and comfortable without compromising quality and performance.

Our Competitive Strengths

We believe that our competitive strengths include the following:

  Intellectual Property. Licensed patented technology allows us to provide a product that cannot easily be duplicated by our competitors. We have invested extensive resources to patent our products worldwide and have taken legal action to protect our intellectual property rights from infringement.

  Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with 15 years’ experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt- Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served for over 20 years as a Sales and Product Manager for various companies in the power sports industry. Mr. Repsher is our US General Manager, who is an award-winning sales executive with over 15 years’ experience in the marketing and sales of sports orientated companies in North America.

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

  Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing and homologation bodies as well as industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the CIK, to have the Leatt-Brace® accredited. Should industry accreditation become compulsory, we would be ahead of our competitors in the market place.

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

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	06/20/2006	Neck Brace	Granted	11/26/2019
Brazil	PI0416971-9		05/26/2006	Neck Brace	Granted	11/26/2019
Canada	2,547,855	2,547,855	05/26/2006	Neck Brace	Granted	11/26/2019
China	20048003507 2.4	ZL200480035072.4	05/26/2006	Neck Brace	Granted	11/26/2019
Indonesia	W002006014 67	IDP0030269	06/19/2006	Neck Brace	Granted	02/11/2019
Israel	175931	175931	06/19/2006	Neck Brace	Granted	11/25/2019
Japan	2006541524	4553903	05/26/2006	Neck Brace	Granted	07/22/2019
South Korea	10-2006- 7012173	10-0904041	06/19/2006	Neck Brace	Granted	06/15/2019
Morocco	PV29105	28229	06/15/2006	Neck Brace	Granted	11/26/2019
Mexico	JL/a/2006/000 026	301465	05/26/2006	Neck Brace	Granted	11/26/2022
Malaysia	PI 20062407	MY-145683-A	05/25/2006	Neck Brace	Granted	03/15/2019
Singapore	200808773-6	148205	05/26/2006	Neck Brace	Granted	11/26/2019
USA	11/440,576	7,993,293	05/25/2006	Neck Brace	Granted	02/09/2023
USA (Broad)	11/690,412	8,002,723	03/23/2007	Neck Brace	Granted	02/23/2019
USA (Continuation)	13/206,312	8,562,551	08/9/2011	Neck Brace	Granted	04/22/2021
Eurasia	200601049	10815	06/26/2006	Neck Brace	Granted	11/26/2019
Australia	2004293118	2004293118	06/23/2003	Neck Brace	Granted	11/26/2019
India	2315/CHENP/ 2006		06/26/2006	Neck Brace	Granted	11/26/2019
Norway	20062971	327461	06/26/2006	Neck Brace	Granted	11/30/2019
New Zealand	548068	548068	06/22/2006	Neck Brace	Granted	11/26/2019
Vietnam	1-2006-01015	13771	06/26/2006	Neck Brace	Granted	02/09/2020
Germany	04816084.0	6020040259 75,6	06/22/2006	Neck Brace	Granted	11/30/2019
France	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2019
UK	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2019
Switzerland	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2019
Spain	04816084.0	2342402	06/22/2006	Neck Brace	Granted	11/30/2019
Italy	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2019
Netherlands	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2019
Switzerland	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2019
Germany	09165346.9	602004035367.1	07/13/2009	Neck Brace	Granted	11/30/2019
Spain	09165346.9	2377592	07/13/2009	Neck Brace	Granted	11/30/2019
France	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2019
UK	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2019

Italy	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2019
Netherlands	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2019
USA	12/812,596	8,439,042	07/12/2009	MRX Brace	Granted	11/30/2019
USA	29/224,261	D552,742	02/28/2005	Moto-R Brace	Registered	03/17/2020
USA	29/225,477	D542,919	03/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061- 0001	03/17/2005	Moto-GPX Brace	Registered	03/17/2020
New Zealand	405978	405978	03/16/2005	Moto-GPX Brace	Registered

USA	29/279,249	D631,167	04/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	04/20/2007	SSS Brace	Registered	04/20/2022
USA	29/284,258	D592,310	09/04/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	09/06/2007	Moto-GPX Brace 2006	Registered	09/30/2022
USA	29/325,870	D633,623	10/07/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/01/2010	Chest Protector	Granted	10/01/2019
South Africa	2015/00206	2015/00206	01/13/2015	Shoulder Brace	Granted	06/26/2019
USA	14/894,237		11/25/2015	Knee Brace	Pending	After Grant
France	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	05/31/2019
Italy	14737320.3	502017000064518	12/3/2015	Knee Brace	Granted	05/31/2019
Spain	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	05/31/2019
United Kingdom	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	05/31/2019
Austria	14737320.3	AT-E 874809	12/03/2015	Knee Brace	Granted	05/31/2018
Germany	14737320.3	DE 2014007672.6	12/03/2015	Knee Brace	Granted	05/31/2018
Sweden	14737320.3	EP 3003233	12/03/2015	Knee Brace	Granted	05/31/2019
Netherlands	14737320.3	EP 3003233	12/03/2015	Knee Brace	Granted	05/31/2019
Europe	15730280.3	EP 3145354	5/21/2015	Turbine Helmet	Granted- Under Opposition
USA	15/312,271		12/21/2016	Turbine Helmet	Pending	After Grant
China	201580025924.X		11/18/2016	Turbine Helmet	Pending	After Grant
Australia	2015262893		11/21/2016	Turbine Helmet	Pending	05/21/2019
Brazil	BR1120160269829		11/17/2016	Turbine Helmet	Pending	05/21/2019
Canada	2,949,756		11/21/2016	Turbine Helmet	Pending	05/21/2019
New Zealand	727758		12/20/2016	Turbine Helmet	Pending	05/21/2019
Hong Kong	17107095.0		07/14/2017	Turbine Helmet	Pending	After Grant
Germany	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019
Spain	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019

France	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019
United Kingdom	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019
Italy	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019
Portugal	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2019
China	201680075356.9		06/21/2018	Boot	Pending	After Grant
USA	16/064,914		06/26/2018	Boot	Pending	After Grant
Europe	16828780.3		06/21/2018	Boot	Pending	12/02/2019
Thailand	1801003720		06/21/2018	Boot	Pending	After Grant
Europe	17712829.5		07/23/2018	Jacket	Pending	02/28/2020
China	201780012514.0		08/21/2018	Jacket	Pending	After Grant
USA	16/078,379		08/21/2018	Jacket	Pending	After Grant
PCT	PCT/IB2018/058197		10/22/2018	Magnetic Hood	Pending	None
UK	1820871.0		12/20/2018	Goggle	Pending
UK	1900499.3		01/14/2019	Velcro Boot	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508- 0001	12/23/2010	STX Brace	Registered	12/23/2020
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2020
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	08/04/2019
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597	D784,123	12/01/2014	Visor Screw	Registered
USA	29,509,338	D768,940	11/17/2014	Hydration System	Registered
Europe	02588970-0001- 0003	02588970-0001- 0003	12/02/2014	Visor Screw & Hydration System	Registered	2/12/2019
Held by Three Eleven Distribution (Pty) Ltd.
UK	06809017.4	1933656	3/31/2008	Helmet	Granted	10/31/2019

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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trademark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
China	Leatt-Brace	10	6287826	6287826	21/09/2007	02/20/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	02/20/2020	Registered

China	The Helmet for your Neck Device	10	6287823	6287823	21/09/2007	02/20/2020	Registered
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	09/19/2027	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	09/19/2027	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	09/19/2027	Registered
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	03/01/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	10/26/2020	Registered
CTM	Alternative Load Path Technology	9	8358046	8358046	11/06/2009	06/11/2019	Registered
CTM	Alternative Load Path	9	8358061	8358061	11/06/2009	06/11/2019	Registered
CTM	ALPT	9	8358079	8358079	11/06/2009	06/11/2019	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	10/12/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	07/23/2019	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	07/16/2020	Registered
Japan	Leatt	9, 10, 28	2010-056635	5432253	16/07/2010	08/12/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	04/01/2021	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	09/23/2020	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	11/03/2020	Registered
Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	02/08/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	02/08/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	10/09/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	10	902094149	902094149	05/11/2009	01/14/2024	Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	10/09/2022	Registered
Canada	LEATT	25	1535498	841,643	13/07/2011	01/29/2028	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	01/15/2023	Registered
Australia	BraceOn	28	1450772	1450772	23/09/2011	09/23/2021	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	09/23/2021	Registered
NZ	Leatt	9	829603	829603	30/08/2010	08/30/2020	Registered
NZ	Leatt	25	831034	831034	27/09/2010	09/27/2020	Registered
NZ	Leatt	28	831035	831035	27/09/2010	09/27/2020	Registered
NZ	Leatt	10	831036	831036	27/09/2010	09/27/2020	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	10/09/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	10/09/2022	Registered
Brazil	Device	9	830.409.416	830.409.416	05/11/2009	10/09/2022	Registered
CTM	Device	9, 25, 28	13289822	13289822	23/09/2014	09/23/2024	Registered
USA	THREE L DEVICE	9, 25, 28	86445638	5,124,832	5/11/2014	01/17/2027	Registered
USA	LEATT	9, 18, 25, 28	86846033	5,182,646	11/12/2015	04/11/2027	Registered
USA	Leatt	25	85135308	4,202,879	22/09/2010	09/04/2021	Registered

SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	06/26/2019	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	06/26/2019	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	05/28/2024	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	09/26/2026	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	08/12/2018	Registered
USA	LEATT	9	77264178	3483646	24/08/2007	08/12/2018	Registered
CTM	Adventure Brace	9, 10, 28	8224479	8224479	26/03/2009	03/26/2019	Registered
China	Leatt-Brace	9	7668832	7668832	09/03/2009	03/06/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	03/06/2021	Registered
China	LEATT	25	Pending		31/08/2016		Published
China	LEATT	28	Pending		31/08/2016		Published
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	03/06/2021	Registered
China	Leatt	25	8706821	870682	28/09/2010	09/28/2021	Registered
Mexico	Leatt	9	1938215		08/25/2017		Pending
Mexico	Leatt	18	1938218		08/25/2017		Pending
Mexico	Leatt	25	1938216		08/25/2017		Pending
Mexico	Leatt	28	1938213		08/25/2017		Pending
EU	LEATT	9	17952736		09/11/2018	09/11/2028	Registered
Australia	LEATT	9, 25	1954696		09/12/2018		Pending
Canada	LEATT		1925610				Pending
Japan	LEATT	9	2018-115304		09/13/2018		Pending
New Zealand	LEATT	9, 25	1102269		09/12/2018		Published
Mexico	LEATT	9	2114511		10/11/2018		Pending
SA	LEATT	9	2018/26274		09/11/2018		Pending
SA	LEATT	25	2018/26274		09/11/2018		Pending

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

Our Employees

As of December 31, 2018, we employed 49 full-time employees, 13 independent contractors and no part-time employees. The following table sets forth the number of our full-time employees by function as of December 31, 2018.

Employee Function	Number
Executive	3
Internet Technology	2
Product	4
Marketing	6
Finance	4
Operations and Distributions/Logistics	8
Research and Development / Leatt Lab	4
Legal and Compliance	2
Sales/Customer Services	14
Support Staff (Receptionist/Cleaners/Driver)	2
Independent Contractors	13
Total	62

We are required to pay UIF, or unemployment insurance, for each of our South African employees. We are also required to withhold income taxes for our South African and U.S. based employees. We generally provide health care benefits and other standard benefits to our employees. During 2018, we did not have any pension or retirement plans for any of our employees. Effective January 1, 2019, we implemented a 401k plan for the benefit of all our U.S. based employees.

We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Regulations

The 2012 JOBS Act

We qualify as an “emerging growth company,” as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted “total annual gross revenues” to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $24.4 million for the fiscal year ended December 31, 2018. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company’s FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires in December 31, 2019, we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2019. The MHRA registration of the knee brace is open-ended, subject to the Company’s continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, for the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet with JIS T 8133 for the Japanese Market.

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

RISKS RELATED TO OUR BUSINESS

Our business and financial performance may be adversely affected if our information technology systems fail to perform adequately or if they are the subject of a security breach or cyberattack.

We are a multinational company and rely on a variety of information technology systems in the ordinary course of business to manage business data, communications, supply chain, order entry and fulfilment, customer support, billing and payments. Our system and processes are potentially vulnerable to cybersecurity incidents, such as terrorist or hacker attacks, the introduction of malicious computer viruses, ransomware, falsification of banking and other information, insider risk, or other security breaches, including individual or advanced persistent cyber-attacks on our information technology infrastructure and attempts by others to gain access to our proprietary or sensitive information regarding our employees, suppliers and customers.

If there is a cybersecurity incident, we may suffer interruptions to our business and service, loss of assets or data, or reduced functionality, which could materially adversely affect our financial condition, business and results of operations. Many of our systems are not redundant, and our disaster recovery planning is not sufficient for every eventuality a cybersecurity incident could cause. Security breaches of our systems which allow inappropriate access to or inadvertent transfer of information and misappropriation or unauthorized disclosure of confidential information belonging to us or to our employees, customers, or suppliers could have an adverse impact on our results of operation. If a customer, supplier or employee alleges that a cyberattack caused or contributed to a loss or compromise of critical information, we could face significant harm to our reputation and financial condition. Any remedial costs or other liabilities related to information security system failures and cybersecurity incidents may not be fully insured or indemnified by other means.

While we attempt to mitigate cybersecurity risks by employing a number of proactive measures, including, technical security controls, enhanced data protection,advanced intrusion detection, targeted threat protection and maintenance of backup and protective systems, our systems remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on our business. We believe our mitigation measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Despite any precautions we may take, a cybersecurity incident could harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. Our cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or asset or data loss as a result of cybersecurity incidents.

The ongoing global economic turmoil could negatively affect our international sales, results of operations, and financial condition.

For the years ended December 31, 2018 and 2017, annual revenues from sales to international customers were $16,090,800 and $12,827,572, or 66% or 64% of our total revenue, respectively. The ongoing turmoil in the global economy, especially in the U.S., South America and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. Economic uncertainty in many parts of the world, including international trade disputes involving the European Union, China and the United States, are situations that we are monitoring closely. Our exposure to such risks may further increase if our international sales grow as we anticipate and any of these economic conditions impact levels of consumer spending. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

Our international business is especially sensitive to economic uncertainty that may affect our ability to conduct business outside of the U.S. We continue to evaluate the potential effect of the United Kingdom’s (UK) planned departure from the European Union (EU) (commonly referred to as “Brexit”) on our business operations and financial results, including the impacts if the UK fails to reach an agreement with the EU on Brexit by the March 29, 2019 deadline, which has been extended to April 12, 2019. We anticipate that Brexit may have adverse tax effects on movement of products or sustainment activities between the UK and EU. Additionally, Brexit may impact the value of the pound sterling. If the pound sterling were to depress significantly against the U.S. dollar, this could negatively impact the ability of our UK customers to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results.

If our international customers were to experience slow growth or recession, we could see a drop-in demand for our products, difficulty in obtaining materials and supplies, difficulty in collecting accounts receivables, an increase in accounts receivable write-offs, and greater foreign exchange rate volatility affecting our profitability and cash flow. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

Our international operations expose us to foreign exchange risk and currency fluctuations affect our operating profits.

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

In Europe we have significantly more sales than we do expenses. Since 66% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 66% of our revenues from international sales and we develop and primarily manufacture our products outside of the US. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. Most of our products are manufactured in China, and the US administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, we cannot predict the impact of future tariffs on our products or the value and category of products that would be affected. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the US on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2018, our U.S. revenue was concentrated in one customer that accounted for approximately 12% of annual U.S. revenue. As of December 31, 2018, and 2017, $55,306 or 3% and $147,711, or 6% of our accounts receivable, was due from this customer.

For both the years ended December 31, 2018 and 2017, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% of our annual international revenue. As of both December 31, 2018, and 2017, $0, or 0% of our accounts receivable, respectively, was due from this international customer.

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

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies with a self-insured retention to attempt to manage this risk worldwide. We are currently defending against 2 such claims which we have a fair expectation will be resolved in our favor. But although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us now or in the future. Furthermore, our insurance coverage does not include damages which may be assessed against us for willful and/or intentional injury, or for exemplary or punitive damages. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations. These claims also have a negative impact on the renewal our product liability insurance policy and the premiums.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2018. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

The value of our brand and sales of our products could be diminished if we, the individuals who use our products or the sport and activity categories in which our products are used, are associated with negative publicity.

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

We have obtained certification and approvals for certain of our products, including certification of our MRX head and neck restraint system by the SFI, and approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK’s Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company’s Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product’s performance.

There is no guarantee that our products will receive SFI certification, DOT, EN1078, CPSC 1203, ASTM F1952, AS/NZS 2063, ACU Gold, CE Certification or meet BMW testing standards.

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

Our management team collectively owns 40.22% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock).Management, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. The management team is in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441. Approximately 15% of the space is used by our finance, legal and operations teams, 50% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 25% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated November 13, 2018, between Leatt SA and AJ Brutus Investments CC, which expires on December 15, 2020. The lease agreement requires us to pay a monthly rent of ZAR 66,079 (or $4,585) until December 15, 2019, after which the base rent will escalate to ZAR 68,061 (or $4,723).

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Harold & Bonnie Pease Trust, dated March 10, 2017, that expires on April 30, 2022. Two Eleven uses approximately 9% of the office space for executive offices and the remaining 91% of the space for warehousing. The lease agreement calls for a monthly base rent in the amount of $10,216, from May 1, 2017 through April 30, 2018, thereafter the amount of $10,522, from May 1, 2018 through April 30, 2019, after which time the base rent will escalate annually in line with the Consumer Price Index (CPI) up to a maximum of 3% per annum.

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

  On April 3, 2018, a wrongful death lawsuit was filed against the Company and three other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The litigation is in the discovery stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2019
1st Quarter (January 1, 2019 to March 1, 2019)	$2.60	$2.20
Year Ended December 31, 2018
1st Quarter	$2.50	$2.00
2nd Quarter	$2.20	$1.51
3rd Quarter	$1.96	$1.57
4th Quarter	$2.76	$1.45
Year Ended December 31, 2017
1st Quarter	$2.46	$2.02
2nd Quarter	$2.50	$2.25
3rd Quarter	$2.35	$1.60
4th Quarter	$2.55	$1.75

Holders

As of March 14, 2019, there were approximately 204 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or “street name” accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our officers and directors are eligible for equity awards in the form of stock options and restricted stock under the Leatt Corporation Amended and Restated 2011 Equity Incentive Plan (the “2011 Plan”), pursuant to which the Company is authorized to issue and sell up to 1,120,000 shares of common stock of the Company, par value $0.001 per share. Equity awards under the 2011 Plan are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee’s productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Board considers the future benefits potentially available to the named executive officers from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

The following table includes the information as of December 31, 2018 for each category of our equity compensation plan:)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	18,000	$1.00	337,800
	323,000	$2.60
	169,000	$1.60
Equity compensation plans not approved by security holders	0	--	0
Total	510,000	--

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2018 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2018.

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

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet with JIS T 8133 for the Japanese Market.

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

Results of Operations

Year ended December 31, 2018 compared to the year ended December 31, 2017

The following table summarizes the results of our operations during the years ended December 31, 2018 and 2017 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2018	2017	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$24,392,312	$20,139,785	$4,252,527	21%
COST OF REVENUES	12,820,453	10,674,447	$2,146,006	20%
GROSS PROFIT	11,571,859	9,465,338	$2,106,521	22%
PRODUCT ROYALTY INCOME	43,686	98,038	$(54,352)	-55%
OPERATING EXPENSES
Salaries and Wages	2,808,090	2,603,707	$204,383	8%
Commissions and Consulting	445,534	523,629	$(78,095)	-15%
Professional Fees	611,269	694,345	$(83,076)	-12%
Advertising and Marketing	1,881,368	1,690,408	$190,960	11%
Office Rent and Expenses	278,592	266,933	$11,659	4%
Research and Development Costs	1,412,866	1,358,512	$54,354	4%
Bad Debt Expense	96,755	64,213	$32,542	51%
General and Administrative	1,873,502	1,659,565	$213,937	13%
Impairment Loss	25,000	-	$25,000	100%
Depreciation	695,605	476,552	$219,053	46%
Total Operating Expenses	10,128,581	9,337,864	$790,717	8%
INCOME FROM OPERATIONS	1,486,964	225,512	$1,261,452	559%
Other Income (Expenses)	39,120	(9,457)	$48,577	514%
INCOME BEOFRE INCOME TAXES	1,526,084	216,055	$1,310,029	606%
Income Taxes	329,240	(21,237)	$350,477	1650%
NET INCOME	$1,196,844	$237,292	$959,552	404%

Revenues – We earn revenues from the sale of our Protective gear comprising of Neck braces, Body armor, Helmets and Other Products, Parts and Accessories. Revenues for the year ended December 31, 2018 were $24.40 million, a 21% increase, compared to revenues of $20.14 million for the year ended December 31, 2017. This increase in revenues is attributable to a $1.75 million increase in Body armor sales, a $1.38 million increase in Helmet sales, a $0.63 million increase in Neck brace sales and a $0.51 million increase in other Products, Parts and Accessories sales, during the year ended December 31, 2018. Annual revenues associated with international customers for the years ended December 31, 2018 and 2017, were $16,090,800 and $12,827,572, or 66% and 64% of total revenue, respectively. Management continues to actively assess all measures that may reduce the cost of the Company's revenues. Price fluctuations did not impact revenues as our selling prices have not fluctuated by any significant level.

The following table sets forth our revenues by product line for the years ended December 31, 2018 and 2017:

		Year Ended December 31,
	2018	% of Revenues	2017	% of Revenues
Neck braces	$5,825,483	24%	$5,198,849	26%
Body armor	11,533,555	47%	9,788,505	48%
Helmets	3,758,612	16%	2,382,910	12%
Other Products, Parts and Accessories	3,274,662	13%	2,769,521	14%
	$24,392,312	100%	$20,139,785	100%

Sales of our flagship Neck brace accounted for $5.83 million and $5.20 million, or 24% and 26% of our revenues for the years ended December 31, 2018 and 2017, respectively. The 12% increase in Neck brace revenues was primarily due to a 12% increase in the volume of Neck braces sold in the United States and abroad. Sales of the highly anticipated and award winning 3.5 Neck brace that commenced during the first quarter of 2018 contributed to the increase in volume.

Our Body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, gloves and knee and elbow guards. Body armor sales accounted for $11.53 million and $9.79 million, or 47% and 48% of our revenues for the years ended December 31, 2018 and 2017, respectively. The 18% increase in Body armor revenues was primarily due to an increase in the sales volume of the Company’s hard-shell upper body protector and knee brace product lines due to continued demand in the United States and abroad.

Our Helmets accounted for $3.76 million and $2.38 million, or 16% and 12% of our revenues for the years ended December 31, 2018 and 2017, respectively. The 58% increase in Helmet revenues is primarily due to shipments of our GPX 3.5 and GPX 4.5 helmets for off-road motorcycle use and continued shipments of the highly anticipated DBX 2.0 and DBX 3.0 Enduro helmets for bicycle use.

Our Other Products, Parts and Accessories are comprised of apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other Products, Parts and Accessories sales accounted for $3.27 million and $2.77 million, or 13% and 14% of our revenues for the years ended December 31, 2018 and 2017, respectively. The 18% increase in our Other Products, Parts and Accessories is primarily due to the continued market acceptance of our GPX and DBX apparel and hydration lines designed for off-road motorcycle and bicycle use respectively.

Costs of Revenues and Gross Profit – Cost of revenues for the years ended December 31, 2018 and 2017 were $12.82 million and $10.67 million, respectively. Gross Profit for the years ended December 31, 2018 and 2017 were $11.57 million or 47% of revenues and $9.47 million, or 47% of revenues, respectively. Our Neck brace products continue to generate a higher gross margin than our other product categories. Although Neck brace revenues accounted for 24% and 26% of our revenues for the years ended December 31, 2018 and 2017, respectively sales of the award winning 3.5 Neck brace that makes use of efficient manufacturing techniques to decrease the cost of revenues, contributed to increased total gross margins. Management continues to actively assess all measures that may reduce the cost of the Company's revenues.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2018 and 2017 were $43,686 and $98,038, respectively. The 55% decrease in product royalty income is primarily due to a decrease in the sale of licensed products by licensees during the 2018 period.

Salaries and Wages – Salaries and wages for the years ended December 31, 2018 and 2017 were $2,808,090 and $2,603,707, respectively. This 8% increase in salaries and wages during the 2018 period was primarily due to the employment of additional sales personnel that are based in the United States and marketing staff that are based in Europe and at the Company’s headquarters in Cape Town, South Africa.

Commissions and Consulting Expense – Commissions and consulting expense for the years ended December 31, 2018 and 2017 were $445,534 and $523,629, respectively. This 15% decrease in commissions and consulting expenses is primarily the result of a decrease in marketing consulting expenses incurred in Europe as the Company continues to build its internal marketing team.

Professional Fees – Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2018 and 2017 were $611,269 and $694,345, respectively. The 12% decrease in professional fees is primarily due to decreased spending on product liability litigation during the 2018 period.

Advertising and Marketing – The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2018 and 2017 were $1,881,368 and $1,690,408, respectively. This $190,960, or 11%, increase in advertising and marketing expenditure is primarily due to increased spending on sales and marketing campaigns that include sales conferences and incentives designed to support the Company’s expanding product range, brand awareness and new market penetration strategies.

Office Rent and Expenses – Office rent and expenses for the years ended December 31, 2018 and 2017 were $278,592 and $266,933, respectively. The 4% increase in office rent and expenses is in line with escalation in the rental of warehouse space occupied by Two Eleven, our U.S. subsidiary, and at our headquarters in Cape Town, South Africa.

Research and Development Costs – These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2018 and 2017 were $1,412,866 and $1,358,512, respectively. This 4% increase in research and development costs is primarily as a result of increased development costs incurred in the development of the Company’s expanding product range and pipeline of innovative protective gear.

Bad Debt Expense – Bad debt expense for the years ended December 31, 2018 and 2017 were $96,755 and $64,213, respectively. This 51% increase is primarily as a result of writing off a higher value of unrecoverable debts owing to the Company during the 2018 period.

General and Administrative Expenses – General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2018 and 2017 were $1,873,502 and $1,659,565, respectively. The 13% increase in general and administrative expenses is primarily the result of an increase in travel costs incurred on sales and marketing activities aimed at generating revenue for the Company globally.

Impairment loss – Impairment loss for the years ended December 31, 2018 and 2017 was $25,000 and $0, respectively. The 100% increase in impairment loss is primarily as a result of the impairment of a patent that the Company purchased. The Company continues to review valuation and implementation of patented technologies on an on-going basis.

Depreciation Expense – Depreciation expense for the years ended December 31, 2018 and 2017 was $695,605 and $476,552, respectively. The 46% increase in depreciation expense is primarily as a result of additional moulds and tooling commissioned in order to continue expanding the Company’s product range.

Total Operating Expenses – Total operating expenses increased by $790,717 to $10,128,581 for the year ended December 31, 2018, or 8%, compared to $9,337,864 in the 2017 period. This increase is primarily due to increases in salaries, general and administrative, depreciation and advertising and marketing costs that were partially offset by decreases in commissions, consulting and professional fees expenditures discussed above.

Net Income – The net income after income taxes for the year ended December 31, 2018 was $1,196,844, as compared to a net income after income taxes of $237,292 for the 2017 period. This 404% increase in net income is primarily due to the 21% increase in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2018, we had cash and cash equivalents of $1.71 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $1.52 million and short-term investments of $0.06 million at December 31, 2017. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31
	2018	2017
Net cash provided by operating activities	$1,138,855	$1,718,609
Net cash used in investing activities	$(976,870)	$(1,358,353)
Net cash provided by (used) in financing activities	$63,998	$(24,402)
Effect of exchange rate changes on cash and cash equivalents	$(34,240)	$79,300
Net increase in cash and cash equivalents	$191,743	$415,154
Cash and cash equivalents at the beginning of period	$1,518,157	$1,103,003
Cash and cash equivalents at the end of period	$1,709,900	$1,518,157

Cash increased by $191,743 or 13%, for the year ended December 31, 2018. The primary sources of cash during fiscal year 2018 were a net income of $1,196,844 and a decrease in accounts receivable of $372,909. The primary uses of cash during calendar year 2018 were a decrease in accounts payable of $1,654,483 and increased capital expenditures of $978,167 relating primarily to the commissioning of moulds that will be used in the production of the Company’s increasing product range.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2018 and 2017, the Company paid an aggregate of $60,915 and $51,548 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) . The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2018.

Pursuant to a Premium Finance Agreement, dated May 30, 2018, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $107,700 in eleven payments of $9,181 at a 4.990% annual interest rate, commencing on June 1, 2018 and ending on April 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2018, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2018, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a national bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points, commencing January 1, 2019. The line of credit matures November 19, 2019, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by the Company’s equipment and fixtures in the U.S., accounts receivable and inventory of the Company and its U.S. subsidiary, Two-Eleven. As of December 31, 2018, the line of credit was unused and the entire $1,000,000 was available.

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

Revenue and Cost Recognition – On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, and due to the immaterial difference, there was no adjustment to the opening balance of retained earnings at January 1, 2018. Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard did not have a material impact on our consolidated financial statements. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. The Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

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

In the following table, revenue is disaggregated by the source of revenue:

		Year Ended December 31,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$1,093,154	4%	$936,514	5%
Dealer direct revenues	8,062,028	34%	7,102,415	35%
International distributor revenues	15,237,130	62%	12,100,856	60%
	$24,392,312	100%	$20,139,785	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income.

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfilment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of December 31, 2018, contract liabilities, if any, were not material.

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2018 and 2017 was $83,399 and $84,983, respectively.

Inventory Valuation – Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December 31, 2018 and 2017 was $83,004 and $57,808, respectively.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2018 and 2017.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. We recognized an impairment loss for the years ended December 31, 2018 and 2017 was $25,000 and $0, respectively.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 66% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2018 and 2017 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2018, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2018 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2018 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 14, 2019.

Name	Age	Title
Dr. Christopher James Leatt	50	Founder, Chairman and Research & Development Consultant
Sean Macdonald	41	CEO, CFO, President and Director
Jeffrey Joseph Guzy	67	Director

DR. CHRIS LEATT: Dr. Leatt, aged 50, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar’s position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 41, has served as the Company’s Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 67, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CoJax Oil and Gas Corporation and PrecyseTech. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation. He serves as an independent director and chairman of the audit committee of YayYo, Inc; a corporation that has recently filed for listing on NASDAQ.

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

Significant Employees

Name	Age	Position
Erik Olsson	51	International General Manager and Head of International Distribution
Todd Repsher	48	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 51, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years’ experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 48, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award- winning sales executive with over fifteen years’ experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2016	60,000	--	--	28,392	--	--	435,530	523,922
	2017	60,000	8,000	--	40,872	--	--	437,312	546,184
	2018	63,000	--	--	28,288	--	--	469,385	560,673
Sean Macdonald, President, CEO, CFO and Director	2016	195,000	6,000	--	42,588	--	--	--	243,588
	2017	253,080	40,935	--	61,308	--	--	--	355,323
	2018	254,262	50,000	--	42,432	--	--	--	346,694
Todd Repsher U.S. National sales manager	2016	163,363	5,000	--	42,588	--	--	--	210,951
	2017	183,600	--	--	14,196	--	--	--	197,796
	2018	183,600	17,500	--	14,196	--	--	--	215,296

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company’s board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,136,240 (approximately, $172,903) and $51,600 per annum and R210,132 (approximately, $17,008) per year in travel allowance, medical and life insurance benefits, and participation in the Company’s Senior Executive Wellness Program. Effective January 1, 2019, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R2,468,639 (approximately $171,294) and $59,629 per annum. Mr. Macdonald further will receive a travel allowance of R103,680 (approximately, $7,194), medical and life insurance benefits, participation in any company potential provident or pension fund, the right to participate in the Company’s executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company’s Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week’s severance pay for each year of service to the Company. The agreement may be terminated by either party with six months’ written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we are obligated to pay him an annual base salary of $16,000 per month. Mr. Repsher also receives coverage under the Company’s employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months’ written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days’ advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

We had also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt also received coverage under the Company’s employment benefit plans as well as the mandatory one week’s severance pay for each year of service to the Company. He was also subject to the customary confidentiality covenants. However, on July 8, 2015, the Company terminated this employment agreement and entered into a consulting agreement or Consulting Agreement, with Innovate Services Limited or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) .

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2018, including prior year grants that vested during the period.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2018 for each of our named executive officers.

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

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company’s Chairman, of a 5-year option to purchase 1,300,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt had vested options to purchase 52,000 shares of the Company’s common stock at $1.00 per share. On July 26, 2016, Dr. Leatt exercised these options and received 31,200 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, and the remaining options to purchase 10,400 shares and 10,400 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017 and 15,600 of which vested on December 31, 2018. The remaining options to purchase 15,600 shares will vest on December 31, 2019.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company’s Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company’s common stock at $0.04 per share under the Company’s 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald had vested options to purchase 78,000 shares of the Company’s common stock at $1.00 per share. On July 28, 2016, Mr. Macdonald exercised these options and received 46,800 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated and options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017 and options to purchase another 23,400 vested on December 31, 2018. The remaining options to purchase 23,400 shares will vest on December 31, 2019.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2018.

On March 29, 2016, the Board approved a grant to Dr. Leatt, a 10-year option under the Company’s 2011 Plan, to purchase 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 60% or 31,200 of which were already vested as at December 31, 2017. Options to purchase another 20%, or 10,400 shares, vested as at December 31, 2018, and options to purchase the remaining 20%, or 10,400 shares, will vest on December 31, 2019. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 40% or 36,400 of which were already vested as at December 31, 2017. Options to purchase another 30%, or 15,600 shares, vested as at December 31, 2018, and options to purchase the remaining 30%, or 15,600 shares, will vest on December 31, 2019.

On March 29, 2016, the Board approved a grant to Mr. Macdonald, a 10-year option under the Company’s 2011 Plan, to purchase 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 60% or 46,800 of which were already vested as at December 31, 2017. Options to purchase another 20%, or 15,200 shares, vested as at December 31, 2018 and the remaining 20%, or 15,200 shares, will vest on December 31, 2019. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 40% or 31,200 of which were vested as at December 31, 2017. Options to purchase another 30%, or 23,400 shares, vested on December 31, 2018 and the remaining options to purchase 30%, or 23,400 shares, will vest on December 31, 2019.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2018.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2018.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2018:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	63,000	-	28,288	12,641	103,929
Jeffrey J. Guzy	8,190	-	3,640	-	11,830
Sean Macdonald	8,190	-	42,432	-	50,622

Narrative to Director Compensation Table

During the 2018 fiscal year, we paid our directors, other than Dr. Leatt, $683 per month compensation for their services as our directors. On January 1, 2019 we amended our agreements with these directors to increase their compensation to $935 per month. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company’s Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company’s common stock at $1.00 per share under the Company’s 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and the option to purchase the remaining 9,000 shares vested in equal portions on February 14, 2015, 2016 and 2017, respectively. The option will expire on February 14, 2019. On November 22, 2016, the Board granted Mr. Guzy a 10-year option under the Company’s 2011 Plan, to purchase an additional 10,000 shares of the Company’s common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares will vest on March 29, 2019. The option will expire on November 21, 2026.

On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company’s 2011 Plan, to purchase another 52,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, options to purchase another 10,400 shares vested on March 29, 2018, and the options to purchase the remaining 10,400 shares will vest on March 29, 2019. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017 and another 15,600 of which vested on December 31, 2018. The remaining options to purchase 15,600 shares will vest on December 31, 2019.

On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company’s 2011 Plan, to purchase another 78,000 shares of the Company’s common stock at an exercise price of $2.60 a share, 30% or 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. Options to purchase 23,400 shares vested on March 29, 2017 and options to purchase another 15,600 shares vested on March 29, 2018. The remaining options to purchase 15,600 shares will vest on March 29, 2019. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 31,200 of the shares vested on December 31, 2017, options to purchase another 23,400 of the shares vested on December 31, 2018 and options to purchase the remaining 23,400 shares vested on December 31, 2019.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 14, 2019, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7441.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,123,714	37.70%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	54,167	0.96%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	187,200	3.32%
X	-	All officers and directors as a group (persons named above)		2,365,081	41.98%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers	Advisor	369,200	6.55%
-	X			24,000	20.00%
X		Christian Matthias Weise		398,096	7.07%
X		Jason Hirschman		352,655	6.26%

(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)

Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or “SEC” and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)

As of the date of this report and after giving effect to the Company’s 1-for-25 reverse stock split effected on September 20, 2012 (the “Reverse Split”), the Company has 28,000,000 shares of common stock authorized with 5,386,723 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Represents (a) 2,025,107 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 41,600 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 36,400 shares of common stock at $1.60 per share which will expire on August 23, 2027 and (d) a vested option to purchase 15,600 shares of common stock at $2.30 per share which will expire on February 24, 2029. On March 29, 2016, Dr. Leatt was granted options to purchase 52,000 shares of the Company’s common stock at $2.60 per share under the Company’s 2011 Plan, 15,600 shares of which immediately vested, 15,600 shares of which vested on March 29, 2017, and another 10,400 of which vested on March 29, 2018. The remaining options to purchase 10,400 shares will vest on March 29, 2019. On August 24, 2017, the Company’s Board of Directors approved a grant to Dr. Leatt of another 10- year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 20,800 shares vested on December 31, 2017, options to purchase another 15,600 shares vested on December 31, 2018 and options to purchase the remaining 15,600 shares will vest on December 31, 2019. On February 25, 2019, Dr. Leatt was granted options to purchase another 52,000 shares of the Company’s common stock at $2.30 per share under the Company’s 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 15,600 shares immediately vested, options to purchase another 40% or 20,800 shares will vest in two equal portions of 10,400 shares each on February 25, 2020 and 2021, respectively, and the remaining 30% or 15,600 shares will vest on February 25, 2022.

(5)

Represents (a) 41,667 shares of common stock directly held by Mr. Guzy, (b) a vested option to purchase 8,000 shares of common stock at $2.60 per share which expires on November 21, 2026 and (c) a vested option to purchase 4,500 shares of common stock at $2.30 per share which expires on February 24, 2029. On November 22, 2016, Mr. Guzy received a 10-year option to purchase 10,000 shares of the Company’s common stock at $2.60 per share under the Company’s 2011 Plan. Options to purchase 6,000 shares vested on March 29, 2017, options to purchase another 2,000 shares vested on March 29, 2018, and options to purchase the remaining 2,000 shares will vest on March 29, 2019. On February 25, 2019, Mr. Guzy was granted options to purchase another 15,000 shares of the Company’s common stock at $2.30 per share under the Company’s 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 4,500 shares immediately vested, options to purchase another 40% or 6,000 shares will vest in two equal portions of 3,000 each on February 25, 2020 and 2021, respectively, and the remaining 30% or 4,500 will vest on February 25, 2022.

(6)

Represents (a) 46,800 shares of common stock directly held by Mr. Macdonald, (b) a vested option to purchase 62,400 shares of common stock at $2.60 per share which expires on March 29, 2026, (c) a vested option to purchase 54,600 shares of common stock at $1.60 per share which will expire on August 23, 2027 and (d) a vested option to purchase 23,400 shares of common stock at $2.30 per share which will expire on February 24, 2029. On March 29, 2016, the Company’s Board of Directors approved a grant to Mr. Macdonald of a 10-year option to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share under the 2011 Plan, 23,400 of which immediately vested. Options to purchase 23,400 vested on March 29, 2017, options to purchase another 15,600 vested on March 29, 2018, and options to purchase the remaining 15,600 will vest on March 29, 2019. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 shares vested on December 31, 2018, and options to purchase the remaining 23,400 will vest on December 31, 2019. On February 25, 2019, Mr. Macdonald was granted options to purchase another 78,000 shares of the Company’s common stock at $2.30 per share under the Company’s 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 23,400 shares immediately vested, options to purchase another 40% or 31,200 shares will vest in two equal portions of 15,600 each on February 25, 2020 and 2021, respectively, and the remaining 30% or 23,400 shares will vest on February 25, 2022.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company’s Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $60,915 and $51,548 for the years ended December 31, 2018 and 2017, respectively.

In July 2015, the Company entered into a consulting agreement with Innovate Services Limited, a Seychelles limited company in which, Dr. Christopher Leatt, the Company’s founder and chairman, is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $ 40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) . Fees paid to Innovate totaled $456,744 and $427,668 for the years ended December 31, 2018 and 2017, respectively.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Audit Fees	$119,200	$112,350
Audit-Related Fees	11,767	13,574
Tax Fees	9,097	8,582
Other fees	1,000	-
TOTAL	$141,064	$134,506

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2018.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2*	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd.
10.5	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6	End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp.
10.7	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.8*	Lease Agreement, dated December 15, 2018, between Leatt Corp. and AJ Brutus Investments cc.
10.9*	Leatt Distributor General Business Terms and Conditions, Effective February 1, 2019
10.10*	Premium Finance Agreement, dated October 10, 2018, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 30, 2018, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.13	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
10.14*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.15	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.16	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.17*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.18*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.19*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________
*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 27, 2019

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 27, 2019
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 27, 2019
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 27, 2019
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2017

LEATT CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Vienna, Virginia
March 27, 2019

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

ASSETS

	2018	2017
Current Assets
Cash and cash equivalents	$1,709,900	$1,518,157
Short-term investments	58,232	58,221
Accounts receivable	2,049,331	2,420,656
Inventory	4,815,215	5,034,310
Payments in advance	473,286	565,124
Income tax refunds receivable	-	130,171
Prepaid expenses and other current assets	1,247,233	847,442
Total current assets	10,353,197	10,574,081

Property and equipment, net	2,317,490	2,113,855

Other Assets
Deposits	25,380	26,081
Intangible assets	40,466	76,364
Total other assets	65,846	102,445

Total Assets	$12,736,533	$12,790,381

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,779,182	$4,433,665
Income tax payable	70,258	-
Short term loan, net of finance charges	582,128	518,130
Total current liabilities	3,431,568	4,951,795

Deferred tax liabilities, net	170,900	38,100
Deferred Compensation	80,000	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,370,028 and 5,366,382 shares issued and outstanding	130,053	130,053
Additional paid - in capital	7,868,119	7,687,367
Accumulated other comprehensive loss	(609,303)	(485,286)
Retained earnings	1,662,196	465,352
Total stockholders' equity	9,054,065	7,800,486

Total Liabilities and Stockholders' Equity	$12,736,533	$12,790,381

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Revenues	$24,392,312	$20,139,785

Cost of Revenues	12,820,453	10,674,447

Gross Profit	11,571,859	9,465,338

Product Royalty Income	43,686	98,038

Operating Expenses
Salaries and wages	2,808,090	2,603,707
Commissions and consulting expenses	445,534	523,629
Professional fees	611,269	694,345
Advertising and marketing	1,881,368	1,690,408
Office rent and expenses	278,592	266,933
Research and development costs	1,412,866	1,358,512
Bad debt expense	96,755	64,213
General and administrative expenses	1,873,502	1,659,565
Impairment loss	25,000	-
Depreciation	695,605	476,552
Total operating expenses	10,128,581	9,337,864

Income from Operations	1,486,964	225,512

Other Income (Expenses)
Interest and other income (expenses), net	39,120	(9,457)
Total other income (expenses)	39,120	(9,457)

Income Before Income Taxes	1,526,084	216,055

Income Taxes	329,240	(21,237)

Net Income Available to Common Shareholders	$1,196,844	$237,292

Net Income per Common Share
Basic	$0.22	$0.04
Diluted	$0.22	$0.04

Weighted Average Number of Common Shares Outstanding
Basic	5,366,712	5,365,137
Diluted	5,532,339	5,544,925

Comprehensive Income
Net Income	$1,196,844	$237,292
Other comprehensive income (loss), net of $25,200 and $10,300 deferred income taxes in 2018 and 2017
Foreign currency translation	(124,017)	124,797

Total Comprehensive Income	$1,072,827	$362,089

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2017	120,000	$3,000	5,362,992	$130,053	$7,469,694	$(610,083)	$228,060	$7,220,724

Compensation cost recognized in connection with stock options	-	-	-	-	217,673	-	-	217,673

Options exercised on a cashless basis	-	-	3,390	-	-	-	-	-

Net income	-	-	-	-	-	-	237,292	237,292

Foreign currency translation adjustment	-	-	-	-		124,797		124,797

Balance, December 31, 2017	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

Compensation cost recognized in connection with stock options	-	-	-	-	180,752	-	-	180,752

Options exercised on a cashless basis	-	-	3,646	-	-	-	-	-

Net income	-	-	-	-	-	-	1,196,844	1,196,844

Foreign currency translation adjustment	-	-	-	-	-	(124,017)	-	(124,017)

Balance, December 31, 2018	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	$1,662,196	$9,054,065

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	2018	2017

Cash flows from operating activities
Net income	$1,196,844	$237,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	695,605	476,552
Deferred income taxes	132,800	81,000
Stock-based compensation	180,752	217,673
Bad debts	(1,584)	(15,895)
Inventory reserve	25,196	(108,299)
Gain on sale of property and equipment	(1,260)	(3,125)
Impairment loss	25,000	-
(Increase) decrease in:
Accounts receivable	372,909	(186,921)
Inventory	193,899	(347,886)
Payments in advance	91,838	4,374
Prepaid expenses and other current assets	(399,791)	(410)
Income tax refunds receivable	130,171	(46,604)
Deposits	701	(1,189)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,654,483)	1,412,047
Income taxes payable	70,258	-
Deferred compensation	80,000	-
Net cash provided by operating activities	1,138,855	1,718,609

Cash flows from investing activities
Capital expenditures	(978,167)	(1,361,453)
Proceeds from sale of property and equipment	1,308	3,125
Increase in short-term investments, net	(11)	(25)
Net cash used in investing activities	(976,870)	(1,358,353)

Cash flows from financing activities
Proceeds from (repayments of ) short-term loan, net	63,998	(24,402)
Net cash provided by (used in) financing activities	63,998	(24,402)

Effect of exchange rates on cash and cash equivalents	(34,240)	79,300

Net increase in cash and cash equivalents	191,743	415,154

Cash and cash equivalents - beginning of year	1,518,157	1,103,003

Cash and cash equivalents - end of year	$1,709,900	$1,518,157

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,110	$13,397
Cash paid for income taxes	$100,892	$87,207

Other noncash investing and financing activities
Common stock issued for services	$180,752	$217,673

The accompanying notes are an integral part of these consolidated financial statements.	6

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 1 -	DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt-Brace® products in the United States. United States sales and marketing are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (Pty) Ltd (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiaries: Two Eleven Distribution, LLC and Three Eleven Distribution (Pty) Ltd. All significant intercompany transactions have been eliminated.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued) - the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition – On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method, and due to the immaterial difference, there was no adjustment to the opening balance of retained earnings at January 1, 2018.

Based upon the Company’s review, and the interpretive guidance that has been issued and examined, the adoption of this standard did not have a material impact on our consolidated financial statements. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments, in compliance with FASB ASC topic 606. The Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

All manufacturing of Leatt-Brace® products is performed by third party subcontractors in China. The Company’s products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company’s e- commerce website (collectively the “customers”).

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

Our distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our product by distributors have no effect on the amount and timing of payments due to us. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) – The Company’s standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty.

International sales (other than in the United States and South Africa) are generally drop- shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

		Year Ended December 31,
	2018	% of Revenues	2017	% of Revenues
Consumer and athlete direct revenues	$1,093,154	4%	$936,514	5%
Dealer direct revenues	8,062,028	34%	7,102,415	35%
International distributor revenues	15,237,130	62%	12,100,856	60%
	$24,392,312	100%	$20,139,785	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2018 and December 31, 2017 was $-0-, and $-0-, respectively.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the year ended December 31, 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of December 31, 2018, contract liabilities, if any, were not material.

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2018 and 2017 was $83,399 and $84,983, respectively.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2018 and 2017 was $83,004 and $57,808, respectively.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: moulds and tools, 2 to 5 years; computer equipment and software, 2 to 5 years; office and other equipment, 3 to 6 years; vehicles, 3 to 5 years; leasehold improvements, 3 years. The cost of improvements that extend the lives of the assets are capitalized.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued) - Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2018 and 2017.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. The Company recognized an impairment loss for the years ended December 31, 2018 and 2017 of $25,000 and $0, respectively.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $55,071 over eleven months including interest at 4.150% and has been paid in full. The current short-term loan is payable in monthly installments of $62,225 over eleven months including interest at 4.990%.

The previous South African short-term loan that was payable in monthly installments of $1,918 over a ten-month period at a flat interest rate of 4.00% was repaid October 2018. The current short-term loan effective January 1, 2019 is payable in monthly installments of $1,629 over a ten-month period at a flat interest rate of 4.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $8,315 over eleven months including interest at 3.900% and has been paid in full. The current short-term loan is payable in monthly installments of $9,181 over eleven months including interest at 4.990%.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs - The Company includes shipping and handling fees billed to customers in revenues and shipping and handling costs incurred in cost of revenues.

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs - In connection with the Company’s license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $148,308 and $116,192, respectively for the years ended December 31, 2018 and 2017.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company’s reporting currency. Assets and liabilities of the Company’s foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled ($124,017) and $124,797, respectively, during the years ended December 31, 2018 and 2017.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the fair-value-base method set forth in FASB ASC Topic 718-10, Stock- Based Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on the estimated fair values on the date of grant or the fair value of the services performed. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating the forfeiture rate.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes - The Company uses the asset and liability approach to account for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes included taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company. The U.S. corporate income tax rate reduction effective with the Company’s 2018 tax year resulted in a large tax benefit in calendar year 2017, as more fully described in Note 9.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2018, and 2017, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2018, the Company had 630,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 187,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share. For the year ended December 31, 2017, the Company had 636,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 193,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income at December 31, 2018 and 2017 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

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
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2018, and 2017, the Company’s uninsured bank balances totaled $1,477,240 and $1,285,362, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2018 and 2017, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 12% and 10%, respectively, of annual U.S. revenue.

As of December 31, 2018, and 2017, $55,306, or 3% and $147,711, or 6% of the Company's accounts receivable, respectively, were due from this customer. For both the years ended December 31, 2018 and 2017, the Company's international revenue was concentrated in one customer that accounted for approximately 8% of  annual international revenue. As of both December 31, 2018, and 2017, $0, or 0%, of the Company's accounts receivable, respectively, were due from this international customer.

The Company generates revenue both in the United States and internationally. For the years ended December 31, 2018 and 2017, annual revenues associated with international customers were $16,090,800 and $12,827,572, or 66% and 64% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements - On January 1, 2018, the Company adopted Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers that supersedes most current revenue recognition guidance. The updated guidance, and subsequent clarifications, collectively referred to as ASC 606, require an entity to recognize revenue when it transfers control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard, utilizing the modified retrospective approach, with the cumulative effect of initially applying the new standard recognized in retained earnings. Accordingly, comparative prior period information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company expects the timing of revenue recognition for its significant revenue streams to remain substantially unchanged, with no material effect on net sales. The adoption of this ASU did not have a material impact on its financial statements.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Adopted Accounting Pronouncements (continued) - In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory” ("ASU 2016-16"). The ASU clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. The ASU is effective for the Company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The Company adopted the new standard on January 1, 2018. The adoption of this ASU did not have a material impact on its financial statements.

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

Accounting Pronouncements Not Yet Adopted - In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018 and will be adopted using a modified retrospective transition approach on January 1, 2019. The Company has reviewed the requirements of the new standard and expects that it will have a material impact on its consolidated balance sheets, but not on its consolidated statements of operations, as all long-term leases will be capitalized on the consolidated balance sheets. The Company has identified the population of leases and lease assets and will track all its lease agreements to assist in the reporting and disclosures required by the new standard. Adoption of this standard has resulted in a right-of-use asset and a related lease liability of approximately $511,000 being established on the Company's consolidated balance sheets, with no material cumulative-effect adjustment to retained earnings. The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis and has updated accounting policies and internal controls as a result of adopting this standard.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted (continued) - modified retrospective approach on January 1, 2019 as described above, coinciding with the standard’s effective date.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurements”, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company does not expect this new guidance will have a material impact on the consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment”, which simplifies the subsequent measurement of goodwill by eliminating the requirement to calculate the implied fair value of goodwill. Rather, the goodwill impairment is calculated by comparing the fair value of a reporting unit to its carrying value, and an impairment loss is recognized for the amount by which the carrying amount exceeds the fair value, limited to the total goodwill allocated to the reporting unit. All reporting units apply the same impairment test under the new standard. The Company is required to adopt this ASU for its annual and any interim goodwill impairment tests in fiscal years beginning after December 15, 2019 on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect this new guidance will have a material impact on the consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 3 -	INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products.

In performing such evaluations, the Company utilizes historical experience as well as current market information. Our products are manufactured by third parties in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2018 and 2017 was $83,004 and $57,808, respectively. During the years ended December 31, 2018 and 2017 the Company wrote off and destroyed $146,073, and $220,093, respectively, of product which was deemed to be obsolete.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 4 -	PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2018, and 2017 consisted of the following:

	2018	2017

Land	$336,550	$392,571
Moulds and tools	4,751,026	3,893,849
Computer equipment and software	487,970	559,289
Office and other equipment	449,156	402,170
Vehicles	203,907	209,950
Leasehold improvements	125,217	140,454
	$6,353,826	$5,598,283

Accumulated depreciation	(4,036,336)	(3,484,428)
Property and equipment, net	$2,317,490	$2,113,855

NOTE 5 -	PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $473,286 and $565,124 as of December 31, 2018 and 2017 are recorded in current assets on the consolidated balance sheets.

NOTE 6 -	REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures November 19, 2019, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of December 31, 2018, the line of credit was unused and the entire $1,000,000 was available.

NOTE 7 -	DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a one-time gross bonus payment. For the duration of this Agreement the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense. As of December 31, 2018, the Company has recorded $80,000 as deferred compensation expense with respect to this Agreement.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 8 -	STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum shares from 460,000 to 920,000. The maximum number of shares of common stock which may be issued under the Plan is 920,000. In December 2018, the shareholders approved an increase in the maximum shares from 920,000 to 1,120,000. The maximum number of shares of common stock which may be issued under the Plan is 1,120,000. The maximum number of shares of commons stock that may be awarded to an individual participant under the Plan in any one Fiscal year is $78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five-year or ten-year period. Shares are generally issued at the fair market value on the date of issuance.

In August 2017, options to a 169,000 of the Company’s common stock were granted to key employees and director under the Plan at exercise price of $1.60 per share, exercisable over 10-year period. On December 31, 2018, 30% of the shares underlying these options vested with a compensation expense of $30,420. On the December 31, 2017, 40% of the shares underlying these options vested with a compensation expense of $40,560 and the remaining 30% of the shares were unvested with unrecognized compensation value of $30,420. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2017, was $0.60 per share.

In March 2016, options to purchase 323,000 of the Company’s common stock were granted to key employees and to the outside director under the Plan at an exercise price of $2.60 per share, exercisable over 5-year period. On the date of grant, 27% of the shares underlying these options immediately vested with a compensation expense of $154,440 and the remaining 73% of the shares were unvested with unrecognized compensation values of $426,960. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted in March 2016 was $1.80 per share. On March 29, 2017, 30% of the shares underlying these options vested with a compensation expense of $173,880. On March 29, 2018, 26% of the shares underlying these options vested with a compensation expense of $148,680. As of December 31, 2018, the remaining 18% of the shares were unvested with an unrecognized compensation value of $104,400.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification. The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option- pricing model. Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value. Additional compensation expense for the 27% already vested shares of $1,716 was recognized and included in share-based compensation during the year ended December 31, 2016, with the additional 73% unvested shares having an additional unrecognized compensation value of $4,744. During the years ended December 31, 2018 and 2017, $1,652 and $1,932, respectively, was recognized and included in share-based compensation. As of December 31, 2018, additional unrecognized share-based compensation relating to the remaining 18% of the unvested shares was $1,160.

During the year ended December 31, 2014, options to purchase 90,000 shares of the Company’s common stock were granted under the Plan to key employees and to the outside director at the exercise price of $1.00 per share, exercisable over a 5-year period. On the grant date 40% of the shares underlying these options immediately vested with a compensation expense of $2,426 and the remaining 60% of the shares were unvested with unrecognized compensation values of $3,640. During the year ended December 31, 2015 an additional 20% of the underlying shares vested with a compensation expense of $1,478 and during the year ended December 31, 2016 an additional 20% of the underlying shares vested with a compensation expense of $1,302. The balance of the compensation cost of $1,302 was recognized in 2017.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 8 -	STOCKHOLDERS’ EQUITY (Continued)

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2018 and 2017 was $180,752 and $217,673. As of December 31, 2018, there was $135,980 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next 2 years.

A summary of information related to stock option activity during the years ended December 31, 2018 and 2017 is as follows:

		Weighted -
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2017	353,000	$1.00 to $2.60	$45,000
Stock options granted	169,000	$1.60
Stock options exercised	(6,000)	$1.00
Options outstanding at December 31, 2017	516,000	$1.00 to $2.60	$168,800
Stock options exercised	(6,000)	$1.00

Options outstanding at December 31, 2018	510,000	$1.00 to $2.60	$137,960

Options vested and exercisable at December 31, 2018	401,300	$1.00 to $2.60	$103,484

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2018 is one to ten years.

In addition, on November 29, 2018, the Company issued 3,646 shares of common stock to employees who exercised stock options in a cashless exercise; on May 22, 2017, the Company issued 3,390 shares of common stock to employees who exercised employee stock options in a cashless exercise.

NOTE 9 -	INCOME TAXES

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

The Company’s income tax expense (benefit) for the years ended December 31, 2018 and 2017 consists of the following components:

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 9 -	INCOME TAXES (Continued)

	2018	2017

Current
Federal	$125,340	$(114,137)
State	45,900	1,600

	171,240	(112,537)

Deferred
Federal	158,000	91,300
	158,000	91,300

Income tax expense (benefit)	$329,240	$(21,237)

The Company’s effective income tax expense (benefit) differs from the federal statutory amount because of the effect of the following items:

	2018	2017
Federal tax statutory rate	21.00%	34.00%
State tax statutory rate	5.75%	0.00%
Effect of prior year (over) under provision	-1.75%	-3.00%
Impact of reduced statutory rate effective
2018 on timing difference	0.00%	-42.00%
Timing and permanent differences	-3.40%	1.00%
	21.60%	-10.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company’s deferred tax assets (liabilities) at December 31, 2018 and 2017 consist of the following:

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 9 -	INCOME TAXES (Continued)

	2018	2017
Deferred tax assets:
Accounts receivable	$20,800	$21,500
Inventory	20,800	14,500
Payroll differences	5,900	15,600
Net operating loss carryforwards	1,101,200	1,301,700
Less valuation allowance	(1,101,200)	(1,301,700)
Deferred tax assets, net	$47,500	$51,600

Deferred tax liabilites:
Depreciation	(218,400)	(89,700)
Deferred tax assets (liabilities), net	$(170,900)	$(38,100)

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. Based on the Company’s anticipation of fluctuations in the Company’s net earnings for state tax purposes, the Company has established a valuation allowance due to the uncertainty as to the realization of the net operating loss carryforwards. As of December 31, 2018, and 2017, the Company has approximately $14,570,000 and $14,785,300 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2018, the tax years that remain subject to examination are 2015 to 2018 for federal and 2015 to 2018 for state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2018 or 2017. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 10 -	RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $304,563 and $257,754 for the years ended December 31, 2018 and 2017. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2018, and 2017, accrued royalties totaled $19,284 and $15,774.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company’s founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $38,062 are payable in terms of the agreement effective, May 15, 2015 and totaled $456,744 and $427,668 for the years ended December 31, 2018 and 2017, respectively.

NOTE 11 -	COMMITMENTS AND CONTINGENCIES

Office / Warehouse Lease

The Company’s California entity is leasing office and warehouse space in Santa Clarita, California. The lease was renewed on March 10, 2017 and continues through April 30, 2022. The lease agreement calls for monthly base rent in the amount of $10,522.

In addition, the Company’s South African branch leases space in South Africa. The lease was renewed on November 13, 2018 and continues through December 15, 2021. The lease agreement calls for an initial monthly rent of $4,585.

Minimum lease payments under non-cancellable operating lease agreements in each of the years subsequent to December 31, 2018 are as follows:

2019	$183,878
2020	$186,967
2021	$136,633
2022	$45,991

Rent expense totaled $224,782 and $218,199, respectively, for the years ended December 31, 2018 and 2017.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018 AND 2017

NOTE 12 –	SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through March 14, 2019, the date the financial statements were released.

In February 2019, options to purchase 250,000 of the Company’s common stock were granted to key employees, consultants and directors under the Plan at an exercise price of $2.30 per share, exercisable over a 10-year period. On February 25, 2019, 30% of the shares underlying these options vested with a compensation expense of $82,530. The remaining 70% of the shares were unvested with unrecognized compensation value of $192,570. The fair value of the stock options granted was estimated to be $1.1004 at the date of the grant using the Black Sholes option-pricing model. The option value was calculated assuming a year’s risk-free interest rate of 2.84%, expected volatility of 32.35% and an expected dividend yield of 0.00%.

In addition, in February 2019, the Company issued 1,695 shares of common stock to an employee who exercised stock options in a cashless exercise and a Director exercised stock options for the issuance of 15,000 shares for $15,000.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2*	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15*	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Software License Agreement, dated July 2, 2010, between Leatt Corp., Esteq Design (Pty) Ltd. and Siemens Industry Software Ltd.
10.5	Copyright Licensing Agreement, dated January 31, 2013, between Silva Mattos & CIA, LTDA and Leatt Corp.
10.6	End User Licensing Agreement, dated June 30, 2011, between Bluekey Software Solutions and Leatt Corp.
10.7	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.8*	Lease Agreement, dated December 15, 2018, between Leatt Corp. and AJ Brutus Investments cc.
10.9*	Leatt Distributor General Business Terms and Conditions, Effective February 1, 2019
10.10*	Premium Finance Agreement, dated October 10, 2018, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Premium Finance Agreement, dated May 30, 2018, between AFCO Acceptance Corp. and Leatt Corp.
10.12*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.13	Service Level Agreement, dated April 24, 2013, between MikroTik SA and Leatt Corp.
10.14*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.15	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.16	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.17*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.18*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.19*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Annual Report on Form 10-K for the period ended December 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2018 and 2017; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2018 and 2017; (iii) Consolidated Statements of Changes in Shareholders’ Equity as of and for the years ended December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.