Form 10-Q
period 2019-03-31
Leatt Corp
filed 2019-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 6, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2019

- i -

PART I
FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	Unaudited	Audited

ASSETS

Current Assets
Cash and cash equivalents	$1,555,676	$1,709,900
Short-term investments	58,233	58,232
Accounts receivable	2,569,519	2,049,331
Inventory	6,318,051	4,815,215
Payments in advance	389,328	473,286
Prepaid expenses and other current assets	611,332	1,247,233
Total current assets	11,502,139	10,353,197

Property and equipment, net	2,286,971	2,317,490
Operating lease right-of-use assets, net	458,001	-

Other Assets
Deposits	25,355	25,380
Intangible assets	40,309	40,466
Total other assets	65,664	65,846

Total Assets	$14,312,775	$12,736,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,908,605	$2,779,182
Operating lease liability, current	171,617	-
Income tax payable	48,337	70,258
Short term loan, net of finance charges	384,072	582,128
Total current liabilities	4,512,631	3,431,568

Deferred tax liabilities, net	170,900	170,900
Deferred Compensation	100,000	80,000
Operating lease liability, net of current portion	286,384	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 and 5,370,028 shares issued and outstanding	130,068	130,053
Additional paid - in capital	8,049,354	7,868,119
Accumulated other comprehensive loss	(610,996)	(609,303)
Retained earnings	1,671,434	1,662,196
Total stockholders' equity	9,242,860	9,054,065

Total Liabilities and Stockholders' Equity	$14,312,775	$12,736,533

The accompanying notes are an integral part of these consolidated financial statements.	3

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2019	2018
	Unaudited	Unaudited

Revenues	$6,090,928	$5,502,542

Cost of Revenues	3,228,826	2,746,097

Gross Profit	2,862,102	2,756,445

Product Royalty Income	8,701	12,309

Operating Expenses
Salaries and wages	876,904	777,763
Commissions and consulting expenses	78,061	125,339
Professional fees	252,968	168,471
Advertising and marketing	563,994	504,162
Office lease and expenses	69,992	70,438
Research and development costs	340,096	323,280
Bad debt expense	16,521	9,767
General and administrative expenses	467,234	435,560
Depreciation	189,695	162,764
Total operating expenses	2,855,465	2,577,544

Income from Operations	15,338	191,210

Other Income (Expenses)
Interest and other income (expenses), net	(3,021)	(3,452)
Total other income (expenses)	(3,021)	(3,452)

Income Before Income Taxes	12,317	187,758

Income Taxes	3,079	46,939

Net Income Available to Common Shareholders	$9,238	$140,819

Net Income per Common Share
Basic	$-	$0.03
Diluted	$-	$0.03

Weighted Average Number of Common Shares Outstanding
Basic	5,380,747	5,366,382
Diluted	5,556,134	5,545,564

Comprehensive Income
Net Income	$9,238	$140,819
Other comprehensive income, net of $0 and $0 deferred income taxes in 2019 and 2018
Foreign currency translation	(1,693)	58,232

Total Comprehensive Income	$7,545	$199,051

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2019

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2019	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	1,662,196	$9,054,065

Compensation cost recognized in connection with stock options	-	-	-	-	166,250	-	-	166,250

Exercise of stock options	-	-	15,000	15	14,985	-	-	15,000

Options exercised on a cashless basis	-	-	1,695	-	-	-	-	-

Net income	-	-	-	-	-	-	9,238	9,238

Foreign currency translation adjustment	-	-	-	-	-	(1,693)	-	(1,693)

Balance, March 31, 2019	120,000	$3,000	5,386,723	$130,068	$8,049,354	$(610,996)	$1,671,434	$9,242,860

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	2019	2018

Cash flows from operating activities
Net income	$9,238	$140,819
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	189,695	162,764
Stock-based compensation	166,250	150,332
Bad debts	14,087	6,503
Inventory reserve	1,000	16,522
(Increase) decrease in:
Accounts receivable	(534,275)	(242,407)
Inventory	(1,503,836)	(16,587)
Payments in advance	83,958	129,921
Prepaid expenses and other current assets	635,901	373,816
Income tax refunds receivable	-	46,939
Deposits	25	(336)
Increase (decrease) in:
Accounts payable and accrued expenses	1,129,423	(512,306)
Income taxes payable	(21,921)	-
Deferred compensation	20,000	-
Net cash provided by operating activities	189,545	255,980

Cash flows from investing activities
Capital expenditures	(160,353)	(201,157)
Increase in short-term investments, net	(1)	(4)
Net cash used in investing activities	(160,354)	(201,161)

Cash flows from financing activities
Issuance of common stock	15,000	-
Repayments of short-term loan, net	(198,056)	(172,804)
Net cash used in financing activities	(183,056)	(172,804)

Effect of exchange rates on cash and cash equivalents	(359)	45,673

Net decrease in cash and cash equivalents	(154,224)	(72,312)

Cash and cash equivalents - beginning of period	1,709,900	1,518,157

Cash and cash equivalents - end of period	$1,555,676	$1,445,845

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,449	$4,085
Cash paid for income taxes	$25,000	$-

Other non-cash investing and financing activities
Common stock issued for services	$166,250	$150,332

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2018 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2019. The consolidated balance sheet as of March 31, 2019 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2019 and 2018, changes in stockholders’ equity for the three months ended March 31, 2019, cash flows for the three months ended March 31, 2019 and 2018, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2019 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2018 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies described below in relation to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), discussed in Note 10 “Recent Accounting Pronouncements”

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 4 for additional information.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $82,004 at March 31, 2019 and $83,004 at December 31, 2018.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for both the three months ended March 31, 2019 and 2018 was zero. There was no impairment loss recognized for the three months ended March 31, 2019 and 2018, respectively.

Note 4 – Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. Below is a summary of the Company’s Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2019:

Assets
Operating lease ROU assets	$458,001

Liabilities
Operating lease liability, current	171,617
Operating lease liability, net of current portion	286,384
Total operating lease liabilities	$458,001

During the three months ended March 31, 2019, the Company recognized $43,454 in operating lease expenses, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income.

Supplemental cash flow information for the three months ended March 31, 2019 is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$42,955
Right-of-use assets obtained in exchange for lease obligations	$500,956

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of March 31, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2019
Weighted average remaining lease term	3 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of March 31, 2019 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2019	$138,634
2020	187,068
2021	136,949
2022	46,070
Total lease payments	508,721
Less: Imputed interest	(50,720)
Total	$458,001

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $62,225 over eleven months including interest at 4.990% and the South African short-term loan is payable in monthly installments of $1,623 over a ten-month period at a flat interest rate of 4.10% .

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $9,181 at 4.990% annual interest rate.

Note 6 - Revenue and Cost Recognition

The Company recognizes revenue in accordance with ASC 606. As such, the Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

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

In the following table, revenue is disaggregated by the source of revenue:

	Three monhts eneded March 31,
	2019	% of Revenues	2018	% of Revenues
Consumer and athlete direct revenues	$260,803	4%	$262,896	5%
Dealer direct revenues	2,049,821	34%	2,079,521	38%
International distributor revenues	3,780,304	62%	3,160,125	57%
	$6,090,928	100%	$5,502,542	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2019 and December 31, 2018 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $97,486 at March 31, 2019 and $83,399 at December 31, 2018.

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

For both the three months ended March 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of March 31, 2019, contract liabilities, if any, were not material.

Note 7 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2019, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2019, the Company had 862,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 419,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 9 – Common Stock

In February 2019, options to purchase 250,000 of the Company’s common stock were granted to key employees, consultants and directors under the Plan at an exercise price of $2.30 per share, exercisable over a 10-year period. On February 25, 2019, 30% of the shares underlying these options vested with a compensation expense of $82,530. The remaining 70% of the shares were unvested with unrecognized compensation value of $192,570. The fair value of the stock options granted was estimated to be $1.1004 at the date of the grant using the Black Sholes option-pricing model. The option value was calculated assuming a year’s risk-free interest rate of 2.84%, expected volatility of 32.35% and an expected dividend yield of 0.00% .

In addition, in February 2019, the Company issued 1,695 shares of common stock to an employee who exercised stock options in a cashless exercise and a Director exercised stock options for the issuance of 15,000 shares for $15,000.

Stock-based compensation expense related to vested stock options during the three months ended March 31, 2019 was $166,250. As of March 31, 2019, there was $239,370 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

Note 10 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than twelve months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated statement of operations. The new standard is effective for fiscal years beginning after December 15, 2018 and has been adopted using a modified retrospective transition approach effective January 1, 2019. The adoption of the new standard has had a material impact on the Company’s consolidated balance sheets, but not on its consolidated statements of operations, as all long-term leases have been capitalized on the consolidated balance sheets. The Company has identified the population of leases and lease assets and is tracking all its lease agreements to assist in the reporting and disclosures required by the new standard. The Company has implemented processes and tools to assist in the ongoing lease data collection and analysis and has updated accounting policies and internal controls as a result of adopting this standard.

In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840. The Company adopted this standard using the modified retrospective approach on January 1, 2019 as described above, coinciding with the standard’s effective date.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation”, which aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update is effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company adopted the new standard effective January 1, 2019 and it did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income/(loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard is effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the new standard effective January 1, 2019 and it did not have a material impact on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and in November 2018 issued ASU 2018-19, which amended the standard. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and off-balance-sheet credit exposures. This standard is effective for the Company on January 1, 2020. Entities are required to apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing the impact, but does not expect it will have a material impact on the consolidated financial statements.

Note 11 - Litigation

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

  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.4679 for its March 31, 2019 balance sheet.

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

  Product Liability Litigation – We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt- Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2019 and 2018 included herein.

Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

The following table summarizes the results of our operations during the three-month periods ended March 31, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2019	2018	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$6,090,928	$5,502,542	$588,386	11%
COST OF REVENUES	3,228,826	2,746,097	$482,729	18%
GROSS PROFIT	2,862,102	2,756,445	$105,657	4%
PRODUCT ROYALTY INCOME	8,701	12,309	$(3,608)	-29%
OPERATING EXPENSES
Salaries and Wages	876,904	777,763	$99,141	13%
Commissions and Consulting	78,061	125,339	$(47,278)	-38%
Professional Fees	252,968	168,471	$84,497	50%
Advertising and Marketing	563,994	504,162	$59,832	12%
Office Lease and Expenses	69,992	70,438	$(446)	-1%
Research and Development Costs	340,096	323,280	$16,816	5%
Bad Debt Expense	16,521	9,767	$6,754	69%
General and Administrative	467,234	435,560	$31,674	7%
Depreciation	189,695	162,764	$26,931	17%
Total Operating Expenses	2,855,465	2,577,544	$277,921	11%
INCOME FROM OPERATIONS	15,338	191,210	$(175,872)	-92%
Other Expenses	(3,021)	(3,452)	$431	12%
INCOME BEFORE INCOME TAXES	12,317	187,758	$(175,441)	-93%
Income Taxes	3,079	46,939	$(43,860)	-93%
NET INCOME	$9,238	$140,819	$(131,581)	-93%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues the three months ended March 31, 2019 were $6.09 million, a 11% increase, compared to revenues of $5.50 million for the quarter ended March 31, 2018. Revenues associated with international customers were $4.01 million and $3.39 million, or 66% and 62% of revenues, respectively, for the three months ended March 31, 2019 and 2018. This increase in worldwide revenues is primarily attributable to a $0.66 million increase in sales of other products, parts and accessories, a $0.15 million increase in body armor sales and a $0.08 million increase in helmet sales that were partially offset by a $0.30 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$1,360,046	22%	$1,657,713	30%
Body armor	2,426,571	40%	2,278,959	42%
Helmets	976,751	16%	898,737	16%
Other Products, Parts and Accessories	1,327,560	22%	667,133	12%
	$6,090,928	100%	$5,502,542	100%

Sales of our flagship neck brace accounted for $1.36 million and $1.66 million, or 22% and 30% of our revenues for the quarters ended March 31, 2019 and 2018, respectively. The 18% decrease in neck brace revenues is primarily attributable to a decrease in the volume of neck braces sold to our customers worldwide. The Company shipped initial stocking orders of the highly anticipated and award winning 3.5 neck brace during the three months ended March 31, 2018 which resulted in strong comparative neck brace sales.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.43 million and $2.28 million, or 40% and 42% of our revenues for the quarters ended March 31, 2019 and 2018, respectively. The 6% increase in body armor revenues was primarily the result of a 49% increase in the volume of knee braces sold during the first quarter of 2019 due to increased customer demand both in the United States and abroad.

Our helmets accounted for $0.98 million or 16% of our revenues for the three months ended March 31, 2019, as compared to $0.90 million or 16% of our revenues for the same 2018 period. The 9% increase in helmet sales is primarily the result of continued demand for our convertible DBX 3.0 helmet and continued initial shipment of our award winning DBX 4.0 helmet for bicycle use.

Our other products, parts and accessories are comprised of goggles, apparel, aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags and hydration kits. Other products, parts and accessory sales accounted for $1.33 million and $0.67 million, or 22% and 12% of our revenues for the quarters ended March 31, 2019 and 2018, respectively. The 99% increase in revenues from the sale of other products, parts and accessories is primarily due to initial stocking shipments of our highly anticipated and innovative Velocity 6.5 line of goggles both in the United States and abroad.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended March 31, 2019 and 2018 were $3.23 million and $2.75 million, respectively. Gross Profit for the quarters ended March 31, 2019 and 2018 were $2.86 million and $2.76 million, respectively, or 47% and 50% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 22% and 30% of our revenues for the quarters ended March 31, 2019 and 2018, respectively. Additionally, revenues associated with international customers were 66% and 62% of our revenues for the three months ended March 31, 2019 and 2018, respectively, with revenue associated with international customers continuing to generate a lower gross profit margin than dealer direct sales in the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2019 and 2018 were $8,701 and $12,309, respectively. The 29% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2019 period.

Salaries and Wages – Salaries and wages for the quarters ended March 31, 2019 and 2018 were $876,904 and $777,763, respectively. The 13% increase in salaries and wages during the 2019 period was primarily due to the employment of additional professional sales personnel in the United States and sales and marketing staff that are based in Europe.

Commissions and Consulting Expense – During the quarters ended March 31, 2019 and 2018, commissions and consulting expenses were $78,061 and $125,339, respectively. The 38% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions paid to external sales personnel in the United States in line with the Company’s employment of professional in-house sales professionals.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2019 and 2018 were $252,968 and $168,471, respectively. The 50% increase in professional fees is primarily due to increased spending on product liability litigation during the 2019 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media and sponsors a number of events, teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2019 and 2018 were $563,994 and $504,162, respectively. The 12% increase in advertising and marketing expenditures during the 2019 period is primarily due to the implementation of global marketing campaigns that incorporate athlete sponsorships and coordinated paid media advertising designed to support and promote the Company’s widening product range, global brand awareness and market penetration strategies during the 2019 period.

Office Lease and Expenses – Office lease and expenses for the quarters ended March 31, 2019 and 2018 were $69,992 and $70,438, respectively. The marginal 1% decrease in office lease and expenses during the 2019 period was primarily due to a decrease in utility expenditure during the 2019 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2019 and 2018, increased to $340,096, from $323,280, during the same 2018 quarter. The 5% increase in research and development costs is primarily as a result of increased development costs incurred in the development of the Company’s expanding product range and pipeline of innovative protective gear.

Bad Debt Expense – Bad debt expense for the quarters ended March 31, 2019 and 2018 were $16,521 and $9,767, respectively. The increase in Bad Debt Expense is the result of an increase in provisions made for unrecoverable debts during the 2019 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2019 and 2018 were $467,234 and $435,560, respectively. The 7% increase in general and administrative expenses is primarily due to increased expenditure on product liability insurance premiums and an increase in software subscriptions related to the Company’s online automated customer ordering system that was implemented in the United States.

Depreciation Expense – Depreciation Expense for the quarters ended March 31, 2019 and 2018 were $189,695 and $162,764, respectively. The 17% increase in depreciation is primarily due to additional moulds and tooling commissioned in order to continue expanding the Company’s product range.

Total Operating Expenses – Total operating expenses increased by $277,921, to $2.86 million in the three months ended March 31, 2019, or 11%, compared to $2.58 million in the 2018 period. This increase is primarily due to increases in salaries, professional fees and advertising and marketing costs that were partially offset by decreases in commissions and consulting expenditures discussed above.

Net Income – The net income after income taxes for the quarter ended March 31, 2019 was $9,238 as opposed to a net income of $140,819 for the quarter ended March 31, 2018. This decrease in net income is primarily due to the increase in operating costs discussed above.

Liquidity and Capital Resources

At March 31, 2019, we had cash and cash equivalents of $1.56 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2019	2018
Net cash provided by operating activities	$189,545	$255,980
Net cash used in investing activities	$(160,354)	$(201,161)
Net cash used in financing activities	$(183,056)	$(172,804)
Effect of exchange rate changes on cash and cash equivalents	$(359)	$45,673
Net decrease in cash and cash equivalents	$(154,224)	$(72,312)
Cash and cash equivalents at the beginning of period	$1,709,900	$1,518,157
Cash and cash equivalents at the end of period	$1,555,676	$1,445,845

Cash decreased by $154,224, or 9%, for the three months ended March 31, 2019. The primary uses of cash for the three months ended March 31, 2019 were increased inventories of $1,503,836 and increased accounts receivable of $534,275. The primary sources of cash for the three months ended March 31, 2019 were increased accounts payable and accrued expenses of $1,129,423.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarter ended March 31, 2019 and 2018, the Company paid an aggregate of $9,046 and $14,255 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) . The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2018. During the quarter ended March 31, 2019 and 2018, the Company paid an aggregate of $121,305 and $114,186 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 30, 2018, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $107,700 in eleven payments of $9,181 at a 4.990% annual interest rate, commencing on June 1, 2018 and ending on April 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2019, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2019, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a national bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points, commencing January 1, 2019. The line of credit matures November 19, 2019, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by the Company’s equipment and fixtures in the U.S., accounts receivable and inventory of the Company and its U.S. subsidiary, Two-Eleven. As of March 31, 2019, the line of credit was unused and the entire $1,000,000 was available.

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

Revenue and Cost Recognition – The Company recognizes revenue in accordance with ASC 606. As such, the Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. No provision was made for estimated returns at March 31, 2019 and 2018, respectively.

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

For both the quarters ended March 31, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of March 31, 2019, contract liabilities, if any, were not material.

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at March 31, 2019 was $97,486, and $83,399 at December 31, 2018.

Inventory Valuation – Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at March 31, 2019 was $82,004, and $83,004 at December 31, 2018.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2019 and 2018, respectively.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for both the three months ended March 31, 2019 and 2018 was zero. There was no impairment loss recognized for the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

See Note 10, “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2019, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2018.

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

Date: May 13, 2019	LEATT CORPORATION

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