Form 10-Q
period 2019-06-30
Leatt Corp
filed 2019-08-08
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2019

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
Yes [_]        No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Six Months Ended June 30, 2019

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2019	December 31, 2018
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,492,347	$1,709,900
Short-term investments	58,235	58,232
Accounts receivable	1,796,953	2,049,331
Inventory	5,307,009	4,815,215
Payments in advance	658,175	473,286
Prepaid expenses and other current assets	1,317,230	1,247,233
Total current assets	10,629,949	10,353,197

Property and equipment, net	2,141,635	2,317,490
Operating lease right-of-use assets, net	417,370	-

Other Assets
Deposits	25,645	25,380
Intangible assets	41,524	40,466
Total other assets	67,169	65,846

Total Assets	$13,256,123	$12,736,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,831,790	$2,779,182
Operating lease liability, current	173,176	-
Income tax payable	73,813	70,258
Short term loan, net of finance charges	290,832	582,128
Total current liabilities	3,369,611	3,431,568

Deferred tax liabilities, net	170,900	170,900
Deferred Compensation	120,000	80,000
Operating lease liability, net of current portion	244,194	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 and 5,370,028 shares issued and outstanding	130,068	130,053
Additional paid - in capital	8,049,354	7,868,119
Accumulated other comprehensive loss	(576,138)	(609,303)
Retained earnings	1,745,134	1,662,196
Total stockholders' equity	9,351,418	9,054,065

Total Liabilities and Stockholders' Equity	$13,256,123	$12,736,533

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$5,277,066	$4,795,863	$11,367,994	$10,298,405

Cost of Revenues	2,646,430	2,440,660	5,875,256	5,186,757

Gross Profit	2,630,636	2,355,203	5,492,738	5,111,648

Product Royalty Income	6,995	7,802	15,696	20,111

Operating Expenses
Salaries and wages	713,736	617,552	1,590,640	1,395,315
Commissions and consulting expenses	80,499	133,575	158,560	258,914
Professional fees	131,569	128,987	384,537	297,458
Advertising and marketing	471,888	458,450	1,035,882	962,612
Office lease and expenses	68,546	71,321	138,538	141,759
Research and development costs	366,219	378,912	706,315	702,192
Bad debt expense (recovery)	(7,022)	10,705	9,499	20,472
General and administrative expenses	521,420	454,156	988,654	889,716
Depreciation	188,300	165,011	377,995	327,775
Total operating expenses	2,535,155	2,418,669	5,390,620	4,996,213

Income (Loss) from Operations	102,476	(55,664)	117,814	135,546

Other Expenses
Interest and other expenses, net	(572)	(2,475)	(3,593)	(5,927)
Total other expenses	(572)	(2,475)	(3,593)	(5,927)

Income (Loss) Before Income Taxes	101,904	(58,139)	114,221	129,619

Income Taxes	28,204	(8,684)	31,283	38,255

Net Income (Loss) Available to Common Shareholders	$73,700	$(49,455)	$82,938	$91,364

Net Income (Loss) per Common Share
Basic	$0.01	$(0.01)	$0.02	$0.02
Diluted	$0.01	$(0.01)	$0.01	$0.02

Weighted Average Number of Common Shares Outstanding
Basic	5,386,723	5,366,382	5,383,751	5,366,382
Diluted	5,548,176	5,514,452	5,545,204	5,514,452

Comprehensive Income (Loss)
Net Income (Loss)	$73,700	$(49,455)	$82,938	$91,364
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2019 and 2018

Foreign currency translation	34,858	(174,542)	33,165	(116,310)

Total Comprehensive Income (Loss)	$108,558	$(223,997)	$116,103	$(24,946)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2019

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance, January 1, 2019	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	$1,662,196	$9,054,065

Compensation cost recognized in connection with stock options	-	-	-	-	166,250	-	-	166,250

Exercise of stock options	-	-	15,000	15	14,985	-	-	15,000

Options exercised on a cashless basis	-	-	1,695	-	-	-	-	-

Net income	-	-	-	-	-	-	82,938	82,938

Foreign currency translation adjustment	-	-	-	-	-	33,165	-	33,165

Balance, June 30, 2019	120,000	$3,000	5,386,723	$130,068	$8,049,354	$(576,138)	$1,745,134	$9,351,418

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	2019	2018

Cash flows from operating activities
Net income	$82,938	$91,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	377,995	327,775
Stock-based compensation	166,250	150,332
Bad debts	2,094	13,991
Inventory reserve	(6,098)	14,660
(Increase) decrease in:
Accounts receivable	250,284	623,084
Inventory	(485,696)	1,746,736
Payments in advance	(184,889)	(136,599)
Prepaid expenses and other current assets	(69,997)	(127,896)
Income tax refunds receivable	-	32,405
Deposits	(265)	630
Increase (decrease) in:
Accounts payable and accrued expenses	52,608	(2,222,106)
Income taxes payable	3,555	-
Deferred compensation	40,000	-
Net cash provided by operating activities	228,779	514,376

Cash flows from investing activities
Capital expenditures	(191,888)	(210,680)
Increase in short-term investments, net	(3)	(7)
Net cash used in investing activities	(191,891)	(210,687)

Cash flows from financing activities
Issuance of common stock	15,000	-
Repayments of short-term loan, net	(291,296)	(260,097)
Net cash used in financing activities	(276,296)	(260,097)

Effect of exchange rates on cash and cash equivalents	21,855	(49,466)

Net decrease in cash and cash equivalents	(217,553)	(5,874)

Cash and cash equivalents - beginning of period	1,709,900	1,518,157

Cash and cash equivalents - end of period	$1,492,347	$1,512,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10,815	$8,070
Cash paid for income taxes	$26,600	$5,850

Other non-cash investing and financing activities
Common stock issued for services	$166,250	$150,332

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2018 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2019. The consolidated balance sheet as of June 30, 2019 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018, changes in stockholders’ equity for the six months ended June 30, 2019, cash flows for the six months ended June 30, 2019 and 2018, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2019 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $75,906 at June 30, 2019 and $83,004 at December 31, 2018.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the six months ended June 30, 2019 was zero. There was no impairment loss recognized for the six months ended June 30, 2019 and 2018, respectively.

Note 4 – Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. Below is a summary of the Company’s Operating Right-of-Use Assets and Operating Lease liabilities as of June 30, 2019:

Assets
Operating lease ROU assets	$417,370

Liabilities
Operating lease liability, current	173,176
Operating lease liability, net of current portion	244,194
Total operating lease liabilities	$417,370

During the six months ended June 30, 2019, the Company recognized $86,344 in operating lease expenses, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income (loss).

Supplemental cash flow information for the six months ended June 30, 2019 is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$91,816
Right-of-use assets obtained in exchange for lease obligations	$500,956

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of June 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2019
Weighted average remaining lease term	3 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of June 30, 2019 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2019	$93,483
2020	188,699
2021	136,949
2022	46,070
Total lease payments	465,201
Less: Imputed interest	(47,831)
Total	$417,370

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly instalments of $62,225 over eleven months including interest at 4.99% and the South African short-term loan is payable in monthly instalments of $1,672 over a ten-month period at a flat interest rate of 4.10% .

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $10,540 at 5.990% annual interest rate.

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2019	% of Revenues	2018	% of Revenues
Consumer and athlete direct revenues	$666,471	6%	$579,202	6%
Dealer direct revenues	4,133,289	36%	4,207,110	41%
International distributor revenues	6,568,234	58%	5,512,093	53%
	$11,367,994	100%	$10,298,405	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2019 and December 31, 2018 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $85,493 at June 30, 2019 and $83,399 at December 31, 2018.

Sales commissions are expensed when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfillment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss).

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For the six months ended June 30, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of June 30, 2019, contract liabilities, if any, were not material.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2019, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2019, the Company had 862,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 573,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

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

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2019 was $166,250. As of June 30, 2019, there was $239,370 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3 year vesting period.

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
  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 14.0446 for its June 30, 2019 balance sheet.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2019 and 2018 included herein.

Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018

The following table summarizes the results of our operations during the three-month periods ended June 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2019	2018	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$5,277,066	$4,795,863	$481,203	10%
COST OF REVENUES	2,646,430	2,440,660	$205,770	8%
GROSS PROFIT	2,630,636	2,355,203	$275,433	12%
PRODUCT ROYALTY INCOME	6,995	7,802	$(807)	-10%
OPERATING EXPENSES
Salaries and Wages	713,736	617,552	$96,184	16%
Commissions and Consulting	80,499	133,575	$(53,076)	-40%
Professional Fees	131,569	128,987	$2,582	2%
Advertising and Marketing	471,888	458,450	$13,438	3%
Office Lease and Expenses	68,546	71,321	$(2,775)	-4%
Research and Development Costs	366,219	378,912	$(12,693)	-3%
Bad Debt Expense (Recovery)	(7,022)	10,705	$(17,727)	-166%
General and Administrative	521,420	454,156	$67,264	15%
Depreciation	188,300	165,011	$23,289	14%
Total Operating Expenses	2,535,155	2,418,669	$116,486	5%
INCOME (LOSS) FROM OPERATIONS	102,476	(55,664)	$158,140	284%
Other Expenses	(572)	(2,475)	$1,903	77%
INCOME (LOSS) BEFORE INCOME
	101,904	(58,139)	$160,043	275%
TAXES
Income Taxes	28,204	(8,684)	$36,888	425%
NET INCOME (LOSS)	$73,700	$(49,455)	$123,155	249%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended June 30, 2019 were $5.28 million, a 10% increase, compared to revenues of $4.80 million for the quarter ended June 30, 2018. Revenues associated with international customers were $2.96 million and $2.57 million, or 56% and 53% of revenues, respectively, for the three months ended June 30, 2019 and 2018. This increase in worldwide revenues is primarily attributable to a $0.06 million increase in neck brace sales, a $0.53 million increase in body armor sales and a $0.33 million increase in sales of other products, parts and accessories that were partially offset by a $0.43 million decrease in helmet sales.

The following table sets forth our revenues by product line for the three months ended June 30, 2019 and 2018:

	Three months ended June 30,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$1,321,035	25%	$1,263,402	26%
Body armor	2,805,170	53%	2,275,999	47%
Helmets	455,588	9%	886,703	19%
Other Products, Parts and Accessories	695,273	13%	369,759	8%
	$5,277,066	100%	$4,795,863	100%

Sales of our flagship neck brace accounted for $1.32 million and $1.26 million, or 25% and 26% of our revenues for the quarters ended June 30, 2019 and 2018, respectively. The 5% increase in neck brace revenues during the 2019 second quarter is primarily attributable to a 5% increase in the volume of neck braces sold to our customers worldwide during the period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $2.81 million and $2.28 million, or 53% and 47% of our revenues for the quarters ended June 30, 2019 and 2018, respectively. The 23% increase in body armor revenues during the 2019 second quarter is primarily the result of a 69% increase in the volume of knee braces sold during the period due to increased worldwide demand for our line of medically certified, revolutionary knee braces.

Our helmets accounted for $0.46 million and $0.89 million or 9% and 19% of our revenues for the three months ended June 30, 2019 and 2018, respectively. The $0.43 million decrease in helmet sales during the 2019 second quarter is primarily due to a 55% decrease in the volume of helmets sold during the 2019 period.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $0.70 million and $0.37 million, or 13% and 8% of our revenues for the quarters ended June 30, 2019 and 2018, respectively. The 88% increase in revenues from the sale of other products, parts and accessories during the 2019 second quarter is primarily due to the continued global shipment of our innovative Velocity 6.5 line of goggles to our customers.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended June 30, 2019 and 2018 were $2.65 million and $2.44 million, respectively. Gross Profit for the quarters ended June 30, 2019 and 2018 were $2.63 million and $2.36 million, respectively, or 50% and 49% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although our neck brace revenues accounted for 25% and 26% of our revenues for the quarters ended June 30, 2019 and 2018 respectively, gross margins on our body armor products and particularly our line of knee braces continued to improve. Body armor revenues accounted for 53% and 47% of our revenues for the quarters ended June 30, 2019 and 2018 respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2019 and 2018 were $6,995 and $7,802, respectively. The 10% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2019 period.

Salaries and Wages – Salaries and wages for the quarters ended June 30, 2019 and 2018 were $713,736 and $617,552, respectively. This 16% increase in salaries and wages during the 2019 period was primarily due to the employment of additional in-house sales personnel based in the United States and sales and marketing staff based in Europe.

Commissions and Consulting Expense – During the quarters ended June 30, 2019 and 2018, commissions and consulting expenses were $80,499 and $133,575, respectively. This 40% decrease in commissions and consulting expenses is primarily due to a decrease in commissions paid to the external sales personnel in the United States in line with the Company’s employment of in-house sales personnel.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2019 and 2018 were $131,569 and $128,987, respectively. This 2% increase in professional fees is primarily due to increased spending on patent litigation as the Company continues to protect its intellectual property rights.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2019 and 2018 were $471,888 and $458,450, respectively. The 3% increase in advertising and marketing expenditures during the 2019 period is primarily due to the production and implementation of global marketing campaigns incorporating web based advertising, social media outreach and athlete sponsorships in key market areas that are designed to promote the Company’s expanding product range and global brand.

Office Lease and Expenses – Office lease and expenses for the quarters ended June 30, 2019 and 2018 were $68,546 and $71,321, respectively. This 4% decrease in office lease and expenses during the 2019 period was primarily due to a decrease in utility expenditure incurred in the United States during the 2019 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2019 decreased to $366,219, from $378,912 during the same 2018 quarter. The 3% decrease in research and development costs during the 2019 second quarter is as a result of significant CE certification and homologation costs incurred during the 2018 period.

Bad Debt Expense (Recovery) – Bad Debt Expense (Recovery) for the quarters ended June 30, 2019 and 2018 were ($7,022) and $10,705, respectively. This decrease in Bad Debt Expense (Recovery) is primarily the result of a decrease in the Provision for doubtful accounts in line with a decrease in Accounts receivable.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2019 and 2018 were $521,420 and $454,156, respectively. The 15% increase in general and administrative expenses is primarily due to increased travel expenditure incurred on dealer sales visits in the United States and manufacturer visits globally as the Company continues to grow its product categories and line up.

Depreciation Expense – Depreciation Expense for the quarters ended June 30, 2019 and 2018 were $188,300 and $165,011, respectively. This 14% increase in depreciation during the 2019 second quarter is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $116,486 to $2.54 million in the three months ended June 30, 2019, or 5%, compared to $2.42 million in the 2018 period. This increase is primarily due to increased general and administrative costs and salaries and wages that were partially offset by a decrease in commission and consulting costs.

Net income (loss) – The net income after income taxes for the quarter ended June 30, 2019 was $73,700 as opposed to a net loss after income taxes of $49,455 for the quarter ended June 30, 2018. This increase in net income is primarily due to the increase in revenues and gross profit discussed above.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

The following table summarizes the results of our operations during the six-month periods ended June 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2019	2018	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$11,367,994	$10,298,405	$1,069,589	10%
COST OF REVENUES	5,875,256	5,186,757	$688,499	13%
GROSS PROFIT	5,492,738	5,111,648	$381,090	7%
PRODUCT ROYALTY INCOME	15,696	20,111	$(4,415)	-22%
OPERATING EXPENSES
Salaries and Wages	1,590,640	1,395,315	$195,325	14%
Commissions and Consulting	158,560	258,914	$(100,354)	-39%
Professional Fees	384,537	297,458	$87,079	29%
Advertising and Marketing	1,035,882	962,612	$73,270	8%
Office Lease and Expenses	138,538	141,759	$(3,221)	-2%
Research and Development Costs	706,315	702,192	$4,123	1%
Bad Debt Expense	9,499	20,472	$(10,973)	-54%
General and Administrative	988,654	889,716	$98,938	11%
Depreciation	377,995	327,775	$50,220	15%
Total Operating Expenses	5,390,620	4,996,213	$394,407	8%
INCOME FROM OPERATIONS	117,814	135,546	$(17,732)	-13%
Other Expenses	(3,593)	(5,927)	$2,334	39%
INCOME BEFORE INCOME TAXES	114,221	129,619	$(15,398)	-12%
Income Taxes	31,283	38,255	$(6,972)	-18%
NET INCOME	$82,938	$91,364	$(8,426)	-9%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2019 were $11.37 million, a 10% increase, compared to $10.30 million for the six months ended June 30, 2018. Revenues generated from sales to our customers in the United States increased from $4.32 million to $4.40 million, for the six months ended June 30, 2019 and 2018, respectively. Revenues associated with international customers were $6.97 million and $5.98 million, or 61% and 58% of revenues, respectively, for the six months ended June 30, 2019 and 2018. This increase in global revenues during the 2018 period is attributable to a $0.68 million increase in body armor sales and a $0.99 million increase in sales of other products, parts and accessories that were partially offset by a $0.24 million decrease in neck brace sales and a $0.35 million decrease in helmet sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2019 and 2018:

	Six months ended June 30,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$2,681,080	24%	$2,921,115	29%
Body armor	5,231,742	46%	4,554,958	44%
Helmets	1,432,339	12%	1,785,440	17%
Other Products, Parts and Accessories	2,022,833	18%	1,036,892	10%
	$11,367,994	100%	$10,298,405	100%

Sales of our flagship neck brace accounted for $2.68 million and $2.92 million, or 24% and 29% of our revenues for the six-month periods ended June 30, 2019 and 2018, respectively. The 8% decrease in neck brace revenues is primarily attributable to a decrease in the volume of neck braces sold to our customers globally. The Company shipped initial stocking shipments of our highly anticipated 3.5 neck brace for off-road motorcycle and bicycle use during the first quarter of 2018 which resulted in strong comparative neck brace sales.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $5.23 million and $4.55 million, or 46% and 44% of our revenues for the six-month period ended June 30, 2019 and 2018, respectively. The 15% increase in body armor revenues was primarily the result of a 58% increase in the volume of knee braces sold during the six months ended June 30, 2019 due to increased customer demand in the United States and abroad.

Our Helmets accounted for $1.43 million and $1.79 million, or 12% and 17% of our revenues for the six-month periods ended June 30, 2019 and 2018, respectively. The $0.35 million decrease in helmet sales during the 2019 period is primarily due to a 26% decrease in the volume of helmets sold during the 2019 period. Although sales volumes of our Convertible DBX 3.0 Enduro and DBX 4.0 helmets for bicycle use, and our GPX 3.5 helmet for motorcycle use continued to grow, sales volumes of our GPX 5.5 helmet for off-road motorcycle use decreased for the period ended June 30, 2019 when compared to the prior period, particularly in the United States.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jackets, bags, hydration kits and cooling garments. Other products, parts and accessories sales accounted for $2.02 million and $1.04 million or 18% and 10% of our revenues for the six-month periods ended June 30, 2019 and 2018, respectively. The 95% increase in revenues from the sale of other products, parts and accessories is primarily due to initial shipments of our innovative Velocity 6.5 line of goggles to our customers in the United States and abroad.

Cost of Revenues and Gross Profit – Cost of revenues for the six-months ended June 30, 2019 and 2018 were $5.88 million and $5.19 million, respectively. Gross Profit for the six-month periods ended June 30, 2019 and 2018 were $5.49 million and $5.11 million, respectively, or 48% and 50% of revenues respectively. Our neck brace products continue to generate a higher gross profit margin than other product categories. Neck brace revenues accounted for 24% and 29% of our revenues for the six months ended June 30, 2019 and 2018, respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2019 and 2018 were $15,696 and $20,111, respectively. The 22% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2019 period.

Salaries and Wages – Salaries and wages for the six-month periods ended June 30, 2019 and 2018 were $1,590,640 and $1,395,315, respectively. This 14% increase in salaries and wages during the 2019 period was primarily due to the employment of additional in-house professional sales personnel in the United States and sales and marketing staff that are based in Europe during the six months ended June 30, 2019.

Commissions and Consulting Expense – During the six-month periods ended June 30, 2019 and 2018, commissions and consulting expenses were $158,560 and $258,914, respectively. This 39% decrease in commissions and consulting expenses during the 2019 period is primarily the result of decreased sales commissions paid to external sales representatives in the United States as the Company continues to employ professional sales personnel on a permanent basis.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2019 and 2018 were $384,537 and $297,458, respectively. This 29% increase in professional fees is primarily due to increased spending on product liability litigation during the 2019 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2019 and 2018 were $1,035,882 and $962,612, respectively. The 8% increase in advertising and marketing expenditures during the 2019 period is primarily due to the production and implementation of marketing campaigns that incorporate strategic paid media placements and athlete sponsorships designed to globally support and promote the Company’s widening product range, target market reach and increase consumer awareness of the Leatt brand.

Office Lease and Expenses – Office lease and expenses for the six-month periods ended June 30, 2019 and 2018 were $138,538 and $141,759, respectively. The 2% decrease in office lease and expenses during the 2019 period was primarily due to a decrease in utility expenditure incurred in the United States during the 2019 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2019 and 2018, increased to $706,315, from $702,192, during the same 2018 period. The 1% increase in research and development costs during the 2019 period is due to increased development costs as the Company continues to expand its product offering with exceptional protective gear and develop a pipeline of innovative products for wider consumer groups.

Bad Debt Expense – Bad Debt Expense for the six-month periods ended June 30, 2019 and 2018 were $9,499 and $20,472, respectively. This decrease in Bad Debt Expense during the 2019 period is primarily the result of a decrease in the Provision for doubtful accounts in line with a decrease in accounts receivable during the six-month period ended June 30, 2019 as compared to the six-month period ended June 30, 2018.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2019 and 2018 were $988,654 and $889,716, respectively. The 11% increase in general and administrative expenses during the 2019 period is primarily as a result of an increase in product liability insurance premiums and increased expenditure on sales dealer visits in the United States.

Depreciation Expense – Depreciation Expense for the six-month periods ended June 30, 2019 and 2018 were $377,995 and $327,775, respectively. This 15% increase in depreciation during the 2019 period is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $394,407, to $5.39 million in the six-month periods ended June 30, 2019, or 8%, compared to $5 million in the 2018 period. This increase in total operating expenses during the 2019 period is primarily due to increased salaries, wages and general and administrative costs that were partially offset by decreased commission and consulting costs discussed above.

Net income – Net income after income taxes for the six-month period ended June 30, 2019 was $82,938 as opposed to a net income after income taxes of $91,364 for the six-month period ended June 30, 2018. This marginal decrease in net income during the 2019 period is primarily due to the increase in total operating expenses that were partially offset by the increase in revenue and gross profit discussed above.

Liquidity and Capital Resources

At June 30, 2019, we had cash and cash equivalents of $1.49 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2019	2018
Net cash provided by operating activities	$228,779	$514,376
Net cash used in investing activities	$(191,891)	$(210,687)
Net cash used in financing activities	$(276,296)	$(260,097)
Effect of exchange rate changes on cash and cash equivalents	$21,855	$(49,466)
Net decrease in cash and cash equivalents	$(217,553)	$(5,874)
Cash and cash equivalents at the beginning of period	$1,709,900	$1,518,157
Cash and cash equivalents at the end of period	$1,492,347	$1,512,283

Cash decreased by $217,553, or 13%, for the six months ended June 30, 2019 when compared to cash on hand at December 31, 2018. The primary uses of cash for the six months ended June 30, 2019 were increased inventory of $485,696, repayment of a short-term loan amounting to $291,296 and capital expenditures of $191,888. The primary sources of cash for the six months ended June 30, 2019 were decreased accounts receivable of $250,284 and net income of $82,938.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarter ended June 30, 2019 and 2018, the Company paid an aggregate of $16,397 and $16,604 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) . The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2018. During the quarter ended June 30, 2019 and 2018, the Company paid an aggregate of $121,305 and $114,186 in consulting fees to Innovate.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2019, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 29, 2019, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $112,538 in eleven payments of $10,540 at a 5.990% annual interest rate, commencing on June 1, 2019 and ending on April 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2019, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a national bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points, commencing January 1, 2019. The line of credit matures November 19, 2019, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by the Company’s equipment and fixtures in the U.S., accounts receivable and inventory of the Company and its U.S. subsidiary, Two-Eleven. As of June 30, 2019, the line of credit was unused and the entire $1,000,000 was available.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. No provision was made for estimated returns at June 30, 2019 and 2018, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expense in the accompanying consolidated statements of operations and comprehensive income (loss).

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfilment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss).

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

For both the quarters ended June 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of June 30, 2019, contract liabilities, if any, were not material.

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at June 30, 2019 was $85,493, and $83,399 at December 31, 2018.

Inventory Valuation – Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2019 was $75,906, and $83,004 at December 31, 2018.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the six months ended June 30, 2019 and 2018, respectively.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for both the six months ended June 30, 2019 and 2018 was zero. There was no impairment loss recognized for the six months ended June 30, 2019 and 2018, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2019, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On August 7, 2017, a lawsuit was filed against the Company and one other defendant on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. On May 3, 2018 the Federal Court dismissed the Plaintiff’s entire complaint against Leatt Corporation and the other defendant in this matter. On October 4, 2018, the Plaintiff filed an appeal against the dismissal of the complaints against both parties, this appeal is still pending.

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

Date: August 8, 2019	LEATT CORPORATION

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