Form 10-Q
period 2019-09-30
Leatt Corp
filed 2019-11-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 5, 2019 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months and Nine Months Ended September 30, 2019

PART I
FINANCIAL INFORMATION

     LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2019	December 31, 2018
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$1,906,612	$1,709,900
Short-term investments	58,236	58,232
Accounts receivable	5,828,054	2,049,331
Inventory	6,967,980	4,815,215
Payments in advance	473,380	473,286
Prepaid expenses and other current assets	1,025,954	1,247,233
Total current assets	16,260,216	10,353,197

Property and equipment, net	2,338,426	2,317,490
Operating lease right-of-use assets, net	369,608	-

Other Assets
Deposits	26,167	25,380
Intangible assets	38,642	40,466
Total other assets	64,809	65,846

Total Assets	$19,033,059	$12,736,533
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Note Payable to Bank	$350,000	$-
Accounts payable and accrued expenses	6,930,930	2,779,182
Operating lease liability, current	169,478	-
Income tax payable	429,072	70,258
Short term loan, net of finance charges	73,109	582,128
Total current liabilities	7,952,589	3,431,568

Deferred tax liabilities, net	170,900	170,900
Deferred Compensation	140,000	80,000
Operating lease liability, net of current portion	200,130	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 and 5,370,028 shares issued and outstanding	130,068	130,053
Additional paid - in capital	8,049,354	7,868,119
Accumulated other comprehensive loss	(678,894)	(609,303)
Retained earnings	3,065,912	1,662,196
Total stockholders' equity	10,569,440	9,054,065

Total Liabilities and Stockholders' Equity	$19,033,059	$12,736,533

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018
	Unaudited	Unaudited	Unaudited	Unaudited
Revenues	$9,649,335	$8,579,507	$21,017,329	$18,877,912

Cost of Revenues	5,152,688	4,574,205	11,027,944	9,760,962

Gross Profit	4,496,647	4,005,302	9,989,385	9,116,950

Product Royalty Income	17,360	8,094	33,056	28,205

Operating Expenses
Salaries and wages	739,366	588,242	2,330,006	1,983,557
Commissions and consulting expenses	104,608	124,501	263,168	383,415
Professional fees	133,480	163,687	518,017	461,145
Advertising and marketing	520,633	534,817	1,556,515	1,497,429
Office lease and expenses	71,725	69,400	210,263	211,159
Research and development costs	357,258	357,177	1,063,573	1,059,369
Bad debt expense	148,685	635	158,184	21,107
General and administrative expenses	485,054	521,052	1,473,708	1,410,768
Depreciation	191,712	174,490	569,707	502,265
Total operating expenses	2,752,521	2,534,001	8,143,141	7,530,214

Income from Operations	1,761,486	1,479,395	1,879,300	1,614,941

Other Expenses
Interest and other expenses, net	(449)	(2,393)	(4,042)	(8,320)
Total other expenses	(449)	(2,393)	(4,042)	(8,320)

Income Before Income Taxes	1,761,037	1,477,002	1,875,258	1,606,621

Income Taxes	440,259	370,658	471,542	408,913

Net Income Available to Common Shareholders	$1,320,778	$1,106,344	$1,403,716	$1,197,708

Net Income per Common Share
Basic	$0.25	$0.21	$0.26	$0.22
Diluted	$0.24	$0.20	$0.25	$0.22

Weighted Average Number of Common Shares Outstanding
Basic	5,386,723	5,366,382	5,384,753	5,366,382
Diluted	5,532,275	5,504,664	5,530,304	5,504,664

Comprehensive Income
Net Income	$1,320,778	$1,106,344	$1,403,716	$1,197,708
Other comprehensive income, net of $0 and $0 deferred
income taxes in 2019 and 2018
Foreign currency translation	(102,756)	(6,018)	(69,591)	(122,328)

Total Comprehensive Income	$1,218,022	$1,100,326	$1,334,125	$1,075,380

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total
Balance, January 1, 2019	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	$1,662,196	$9,054,065
Compensation cost recognized in connection with stock options	-	-	-	-	166,250	-	-	166,250
Exercise of stock options	-	-	15,000	15	14,985	-	-	15,000
Options exercised on a cashless basis	-	-	1,695	-	-	-	-	-
Net income	-	-	-	-	-	-	1,403,716	1,403,716
Foreign currency translation adjustment	-	-	-	-	-	(69,591)	-	(69,591)
Balance, September 30, 2019	120,000	$3,000	5,386,723	$130,068	$8,049,354	$(678,894)	$3,065,912	$10,569,440

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

	2019	2018
Cash flows from operating activities
Net income	$1,403,716	$1,197,708
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	569,707	502,265
Stock-based compensation	166,250	150,332
Bad debts	137,787	10,921
Inventory reserve	35,248	92,898
(Gain) on sale of property and equipment	(1,500)	(1,260)
(Increase) decrease in:
Accounts receivable	(3,916,510)	(1,731,877)
Inventory	(2,188,013)	(1,738,669)
Payments in advance	(94)	81,592
Prepaid expenses and other current assets	221,279	97,197
Income tax refunds receivable	-	130,171
Deposits	(787)	807
Increase (decrease) in:
Accounts payable and accrued expenses	4,151,748	2,171,945
Income taxes payable	358,814	271,484
Deferred compensation	60,000	-
Net cash provided by operating activities	997,645	1,235,514

Cash flows from investing activities
Capital expenditures	(616,278)	(575,909)
Proceeds from sale of property and equipment	10,000	1,308
Increase in short-term investments, net	(4)	(9)
Net cash used in investing activities	(606,282)	(574,610)

Cash flows from financing activities
Issuance of common stock	15,000	-
Proceeds from note payable to bank, net	350,000	-
Repayments of short-term loan, net	(509,019)	(453,822)
Net cash used in financing activities	(144,019)	(453,822)

Effect of exchange rates on cash and cash equivalents	(50,632)	(42,842)

Net increase in cash and cash equivalents	196,712	164,240

Cash and cash equivalents - beginning of period	1,709,900	1,518,157

Cash and cash equivalents - end of period	$1,906,612	$1,682,397

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,509	$12,321
Cash paid for income taxes	$111,600	$7,121

Other non-cash investing and financing activities
Common stock issued for services	$166,250	$150,332

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2018 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 27, 2019. The consolidated balance sheet as of September 30, 2019 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2019 and 2018, changes in stockholders’ equity for the nine months ended September 30, 2019, cash flows for the nine months ended September 30, 2019 and 2018, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2019 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Significant Accounting Policies

There have been no significant changes in the Company’s accounting policies from those disclosed in its Annual Report on Form 10-K, except for the policies described below in relation to the adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), discussed in Note 11 “Recent Accounting Pronouncements”

The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use assets (“ROU”), and lease liability obligations are included in the Company’s balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 4 for additional information.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $117,252 at September 30, 2019 and $83,004 at December 31, 2018.

Note 3 - Intangible Assets

The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for the nine months ended September 30, 2019 was zero. There was no impairment loss recognized for the nine months ended September 30, 2019 and 2018, respectively.

Note 4 – Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. Below is a summary of the Company’s Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2019:

Assets
Operating lease ROU assets	$369,608

Liabilities
Operating lease liability, current	169,478
Operating lease liability, net of current portion	200,130
Total operating lease liabilities	$369,608

During the nine months ended September 30, 2019, the Company recognized $128,713 in operating lease expenses, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income.

Supplemental cash flow information for the nine months ended September 30, 2019 is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$137,442
Right-of-use assets obtained in exchange for lease obligations	$500,956

Generally, our lease agreements do not specify an implicit rate. Therefore, we estimate our incremental borrowing rate, which is defined as the interest rate we would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2019
Weighted average remaining lease term	3 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of September 30, 2019 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2019	$45,793
2020	184,831
2021	136,949
2022	46,070
Total lease payments	413,643
Less: Imputed interest	(44,035)
Total	$369,608

Note 5 – Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit that matures on November 19, 2019, has been extended to November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of September 30, 2019, the line of credit in the amount of $350,000 was used, interest of $442 was accrued for the quarter and the balance of $650,000 was available. The revolving line of credit was fully repaid on October 17, 2019 and the balance of $1,000,000 is available.

Note 6 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly instalments of $62,225 over eleven months including interest at 4.990% and the South African short-term loan is payable in monthly instalments of $1,556 over a ten-month period at a flat interest rate of 4.10%. The Company repaid the U.S. short-term loan in full on September 11, 2019.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $10,540 at 5.990% annual interest rate.

Note 7 - Revenue and Cost Recognition

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2019	% of Revenues	2018	% of Revenues
Consumer and athlete direct revenues	$980,552	5%	$808,335	4%
Dealer direct revenues	6,913,057	33%	6,307,993	34%
International distributor revenues	13,123,720	62%	11,761,584	62%
	$21,017,329	100%	$18,877,912	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2019 and December 31, 2018 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $228,186 at September 30, 2019 and $83,399 at December 31, 2018.

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

For the nine months ended September 30, 2019, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of September 30, 2019, contract liabilities, if any, were not material.

Note 8 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2019, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2019, the Company had 862,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 573,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 10 – Common Stock

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

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2019 was $166,250. As of September 30, 2019, there was $239,370 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 3-year vesting period.

Note 11 – Recent Accounting Pronouncements

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

Note 12 - Litigation

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

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

The revolving line of credit with a bank was fully repaid on October 17, 2019 and the balance of $1,000,000 is available.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2019, to finance its U.S short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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
  “Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and
  “ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 15.0919 for its September 30, 2019 balance sheet.

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

  Trade Restrictions – We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the US administration has announced tariffs on certain product imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2019, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the US on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Protection of Intellectual Property – We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt -Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation, and we may be required to do so in the future. Such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

  Fluctuations in Foreign Currencies – We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 66% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in th ose areas.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2019 and 2018 included herein.

Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018

The following table summarizes the results of our operations during the three-month periods ended September 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,				Percentage
	2019	2018	$	Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$9,649,335	$8,579,507		$1,069,828	12%
COST OF REVENUES	5,152,688	4,574,205		$578,483	13%
GROSS PROFIT	4,496,647	4,005,302		$491,345	12%
PRODUCT ROYALTY INCOME	17,360	8,094		$9,266	114%
OPERATING EXPENSES
Salaries and Wages	739,366	588,242		$151,124	26%
Commissions and Consulting	104,608	124,501		$(19,893)	-16%
Professional Fees	133,480	163,687		$(30,207)	-18%
Advertising and Marketing	520,633	534,817		$(14,184)	-3%
Office Lease and Expenses	71,725	69,400		$2,325	3%
Research and Development Costs	357,258	357,177		$81	0%
Bad Debt Expense	148,685	635		$148,050	23315%
General and Administrative	485,054	521,052		$(35,998)	-7%
Depreciation	191,712	174,490		$17,222	10%
Total Operating Expenses	2,752,521	2,534,001		$218,520	9%
INCOME FROM OPERATIONS	1,761,486	1,479,395		$282,091	19%
Other Expenses	(449)	(2,393)		$1,944	81%
INCOME BEFORE INCOME TAXES	1,761,037	1,477,002		$284,035	19%
Income Taxes	440,259	370,658		$69,601	19%
NET INCOME	$1,320,778	$1,106,344		$214,434	19%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2019 were $9.65 million, a 12% increase, compared to revenues of $8.58 million for the quarter ended September 30, 2018. Revenues associated with international customers were $6.74 million and $6.43 million, or 70% and 75% of revenues, respectively, for the three months ended September 30, 2019 and 2018. This increase in worldwide revenues during the 2019 period is primarily attributable to a $0.19 million increase in neck brace sales, a $0.21 million increase in body armor sales, a $0.46 million increase in helmet sales and a $0.21 million increase in sales of other products, parts and accessories during the period.

The following table sets forth our revenues by product line for the three months ended September 30, 2019 and 2018:

	Three months ended September 30,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$1,943,871	20%	$1,756,867	21%
Body armor	4,624,167	48%	4,410,653	51%
Helmets	1,268,452	13%	811,151	9%
Other Products, Parts and Accessories	1,812,845	19%	1,600,836	19%
	$9,649,335	100%	$8,579,507	100%

Sales of our flagship neck brace accounted for $1.94 million and $1.76 million, or 20% and 21% of our revenues for the quarters ended September 30, 2019 and 2018, respectively. The 11% increase in neck brace revenues is primarily attributable to a 15% increase in the volume of neck braces sold to our customers worldwide during the 2019 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards. Body armor sales accounted for $4.62 million and $4.41 million, or 48% and 51% of our revenues for the quarters ended September 30, 2019 and 2018, respectively. The 5% increase in body armor revenues was primarily the result of an increase in the sales volumes of the Company’s growing knee brace and upper body protection product lines due to continued demand both in the United States and abroad.

Our helmets accounted for $1.27 million or 13% of our revenues for the three months ended September 30, 2019, as compared to $0.81 million or 9% of our revenues for the same 2018 period. The 56% increase in helmet sales is primarily the result of an increase in the sales volume of the Company’s innovative convertible DBX 3.0 and DBX 4.0 helmets for bicycle use during the 2019 period.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jerseys, pants, shorts, jackets, bags, hydration kits, cooling garments and goggles. Other products, parts and accessories sales accounted for $1.81 million and $1.60 million, or 19% and 19% of our revenues for the quarters ended September 30, 2019 and 2018, respectively. The 13% increase in revenues from the sale of other products, parts and accessories is primarily due to increased sales volume of the Company’s DBX apparel line designed for bicycle use.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2019 and 2018 were $5.15 million and $4.57 million, respectively. Gross Profit for the quarters ended September 30, 2019 and 2018 were $4.50 million and $4.01 million, respectively, or 47% and 47% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 20% and 21% of our revenues for the quarters ended September 30, 2019 and 2018 respectively. However, revenues associated with direct dealer sales in the United States continue to generate a higher gross profit margin than sales associated with our international customers. Revenues in the United States were 30% and 25% of our revenues for the three months ended September 30, 2019 and 2018, respectively.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2019 and 2018 were $17,360 and $8,094, respectively. The 114% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2019 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2019 and 2018 were $739,366 and $588,242, respectively. This 26% increase in salaries and wages during the 2019 period was primarily due to the employment of additional in-house sales personnel in the United States and International e-commerce sales personnel abroad.

Commissions and Consulting Expense – During the quarters ended September 30, 2019 and 2018, commissions and consulting expenses were $104,608 and $124,501, respectively. This 16% decrease in commissions and consulting expenses is primarily due to a decrease in sales commissions paid to sales personnel in Europe in line with the Company’s restructuring of sales remuneration associated with international revenues.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent maintenance, protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2019 and 2018 were $133,480 and $163,687, respectively. This 18% decrease in professional fees is primarily due to decreased spending on patent maintenance costs. The Company incurred significant initial trademark expansion costs in various key geographical areas during the quarter ended September 30, 2018 that were not incurred during the comparative 2019 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2019 and 2018 were $520,633 and $534,817, respectively. The 3% decrease in advertising and marketing expenditures during the 2019 period is primarily due to a decrease in international trade show expenditure as the Company continues to optimize its trade show presence.

Office Lease and Expenses – Office lease and expenses for the quarters ended September 30, 2019 and 2018 were $71,725 and $69,400, respectively. This 3% increase in office lease and expenses during the 2019 period is in line with lease escalation clauses for the Company’s worldwide facilities.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2019 and 2018, increased to $357,258, from $357,177, during the same 2018 quarter. The Company continues to expand its product offering in multiple global markets through innovative, cost effective research and development activities.

Bad Debt Expense – Bad Debt Expense for the quarters ended September 30, 2019 and 2018 were $148,685 and $635, respectively. This increase in Bad Debt Expense is the result of an increase in the provision for the write off of unrecoverable debts owing to the Company during the 2019 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2019 and 2018 were $485,054 and $521,052, respectively. The 7% decrease in general and administrative expenses is primarily due to a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the quarters ended September 30, 2019 and 2018 were $191,712 and $174,490, respectively. This 10% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $218,520, to $2.75 million in the three months ended September 30, 2019, or 9%, compared to $2.53 million in the 2018 period. This increase is primarily due to increased salaries and wages and bad debt expenses discussed above.

Net Income – Net income after income taxes for the quarter ended September 30, 2019 was $1.32 million, as compared to a net income of $1.11 million for the quarter ended September 30, 2018. This increase in net income is primarily due to the increase in revenues discussed above.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2019 and 2018 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,				Percentage
	2019	2018	$	Increase	Increase
Item				(Decrease)	(Decrease)

REVENUES	$21,017,329	$18,877,912		$2,139,417	11%
COST OF REVENUES	11,027,944	9,760,962		$1,266,982	13%
GROSS PROFIT	9,989,385	9,116,950		$872,435	10%
PRODUCT ROYALTY INCOME	33,056	28,205		$4,851	17%
OPERATING EXPENSES
Salaries and Wages	2,330,006	1,983,557		$346,449	17%
Commissions and Consulting	263,168	383,415		$(120,247)	-31%
Professional Fees	518,017	461,145		$56,872	12%
Advertising and Marketing	1,556,515	1,497,429		$59,086	4%
Office Lease and Expenses	210,263	211,159		$(896)	0%
Research and Development Costs	1,063,573	1,059,369		$4,204	0%
Bad Debt Expense	158,184	21,107		$137,077	649%
General and Administrative	1,473,708	1,410,768		$62,940	4%
Depreciation	569,707	502,265		$67,442	13%
Total Operating Expenses	8,143,141	7,530,214		$612,927	8%
INCOME FROM OPERATIONS	1,879,300	1,614,941		$264,359	16%
Other Expenses	(4,042)	(8,320)		$4,278	51%
INCOME BEFORE INCOME TAXES	1,875,258	1,606,621		$268,637	17%
Income Taxes	471,542	408,913		$62,629	15%
NET INCOME	$1,403,716	$1,197,708		$206,008	17%

Revenues – Revenues of the nine-month period ended September 30, 2019 were $21.02 million, a 11% increase, compared to revenues of $18.88 million for the period ended September 30, 2018. Revenues associated with international customers were $13.71 million and $12.42 million, or 65% and 66% of revenues, respectively, for the nine months ended September 30, 2019 and 2018. The increase in worldwide revenues is attributable to a $0.89 million increase in body armor sales, a $0.10 million increase in helmet sales and a $1.20 million increase in other products, parts and accessory sales that were partially offset by a $0.05 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2019 and 2018:

	Nine months ended September 30,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$4,624,952	22%	$4,677,982	25%
Body armor	9,855,908	47%	8,965,611	47%
Helmets	2,700,791	13%	2,596,591	14%
Other Products, Parts and Accessories	3,835,678	18%	2,637,728	14%
	$21,017,329	100%	$18,877,912	100%

Sales of our flagship neck brace accounted for $4.62 million and $4.68 million, or 22% and 25% of our revenues for the nine-month periods ended September 30, 2019 and 2018, respectively. Although sales volumes of our flagship neck brace to our customer in the United States and Europe increased during the nine months ended September 30, 2019, the 1% decrease in neck brace revenues is primarily attributable to a decrease in the volume of neck braces sold to our customers in South Africa.

Body armor sales accounted for $9.86 million and $8.97 million, or 47% and 47% of our revenues for the nine-month period ended September 30, 2019 and 2018, respectively. The 10% increase in body armour revenues was primarily the result of a 58% increase in the volume of knee braces sold during the nine months ended September 30, 2019 due to increased customer demand in the United States and abroad.

Our helmets accounted for $2.70 million, or 13% of our revenues for the nine months ended September 30, 2019, as compared to $2.60 million, or 14% of our revenues for the nine months ended September 30, 2018. The 4% increase in helmet revenues is primarily due to an increase in the sales volume of the Company’s convertible DBX 3.0 and DBX 4.0 helmets for bicycle use during the nine months ended September 30, 2019.

Our other products, parts and accessories are comprised of aftermarket support items required primarily to replace worn or damaged parts through our global distribution network, as well as clothing, outerwear and accessories that include hats, jerseys, pants, shorts, jackets, bags, hydration kits, cooling garments and goggles. Other products, parts and accessories sales accounted for $3.84 million and $2.64 million, or 18% and 14% of our revenues for the nine months ended September 30, 2019 and 2018, respectively. The 45% increase in revenues from the sale of other products, parts and accessories is primarily due to the continued shipment of our Velocity 6.5 line of goggles to our customers as demand grows in the United States and abroad.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2019 and 2018 were $11.03 million and $9.76 million, respectively. Gross Profit for the nine-month periods ended September 30, 2019 and 2018 were $9.99 million and $9.12 million, respectively, or 48% and 48% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although Neck brace revenues accounted for 22% and 25% of our revenues for the nine-month period ended September 30, 2019 and 2018, respectively, a decrease in the inventory obsolescence provision required for the nine-month period ended September 30, 2019, offset the effect of the decrease in neck brace sales contribution on the gross profit margin.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month period ended September 30, 2019 and 2018 were $33,056 and $28,205, respectively. The 17% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2019 period.

Salaries and Wages – Salaries and wages for the nine-month period ended September 30, 2019 and 2018 were $2,330,006 and $1,983,557, respectively. This 17% increase in salaries and wages during the 2019 period was primarily due to the employment of additional in-house professional sales personnel in the United States and Europe.

Commissions and Consulting Expense – During the nine-month periods ended September 30, 2019 and 2018, commissions and consulting expenses were $263,168 and $383,415, respectively. This 31% decrease in commission and consulting expenditure is primarily the result decreased sales commissions paid to sales representatives in the United States and abroad as the Company continues to restructure its International sales commission structure and employ in-house professional sales personnel in the United States.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2019 and 2018 were $518,017 and $461,145, respectively. This 12% increase in professional fees is primarily due to increased spending on product liability and patent litigation during the 2019 period.

Advertising and Marketing – The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2019 and 2018 were $1,556,515 and $1,497,429, respectively. The 4% increase in advertising and marketing expenditure during the 2019 period is primarily due to the production and implementation of global marketing campaigns that incorporate web and print based advertising, social media engagement and athlete sponsorships that are designed to promote the Company’s growing product range and consumer brand on a global basis.

Office Lease and Expenses – Office lease and expenses for the nine-month periods ended September 30, 2019 and 2018 were $210,263 and $211,159, respectively. The marginal decrease in office lease and expenses during the 2019 period is due to decreased utility expenditure incurred in the United States during the 2019 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month period ended September 30, 2019 increased to $1,063,573, from $1,059,369, during the same 2018 period. The increase in research and development costs is primarily due to development costs incurred as the Company continues to grow its range of exceptional products and build a pipeline of innovative gear for wider consumer groups.

Bad Debt Expense – Bad Debt Expense for the nine-month periods ended September 30, 2019 and 2018 were $158,184 and $21,107, respectively. This increase in Bad Debt Expense is the result of an increase in the provision for the write-off of unrecoverable debts owing to the Company during the 2019 period.

General and Administrative Expenses – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2019 and 2018 were $1,473,708 and $1,410,768, respectively. The 4% increase in general and administrative expenses is primarily as a result of increased expenditure on sales dealer visits in the United States that were partially set-off by a decrease in product liability insurance premiums.

Depreciation Expense – Depreciation Expense for the nine-month periods ended September 30, 2019 and 2018 were $569,707 and $502,265, respectively. This 13% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company’s widening product range.

Total Operating Expenses – Total operating expenses increased by $612,927, to $8.14 million in the nine months ended September 30, 2019, or 8%, compared to $7.53 million in the 2018 period. This increase is primarily due to increased salaries and wages and bad debt expenses that were partially offset by decreased commission and consulting expenditure discussed above.

Net income – Net income after income taxes for the nine-month period ended September 30, 2019 was $1.40 million as opposed to a net income after income taxes of $1.20 million for the nine-month period ended September 30, 2018. This increase in net income is primarily due to the increased revenues discussed above.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $1.91 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2019	2018
Net cash provided by operating activities	$997,645	$1,235,514
Net cash used in investing activities	$(606,282)	$(574,610)
Net cash used in financing activities	$(144,019)	$(453,822)
Effect of exchange rate changes on cash and cash equivalents	$(50,632)	$(42,842)
Net increase in cash and cash equivalents	$196,712	$164,240
Cash and cash equivalents at the beginning of period	$1,709,900	$1,518,157
Cash and cash equivalents at the end of period	$1,906,612	$1,682,397

Cash increased by $196,712, or 12%, for the nine months ended September 30, 2019. The primary sources of cash for the nine months ended September 30, 2019 were a net income of $1.40 million and increased accounts payable and accrued expenses of $4.15 million. The primary uses of cash for the nine months ended September 30, 2019 were increased accounts receivables of $3.92 million, increased inventory of $2.19 million, increased capital expenditures of $616,278 and the repayment of a short-term loan amounting to $509,019.

The Company is currently meeting its working capital needs through cash on hand, revolving line of credit with a bank as well as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both in the U.S. and abroad.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarter ended September 30, 2019 and 2018, the Company paid an aggregate of $12,174 and $14,174 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase Innovate’s consulting duties and to increase the monthly fee payable under the agreement to $40,435. In addition, the parties agreed that Innovate may increase its monthly fees under the Consulting Agreement provided that the fee is no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%) . The foregoing description is qualified in its entirety by reference to the Consulting Agreement filed as Exhibit 10.14 to the Company’s report on Form 10-K for the year ended December 31, 2018. During the quarter ended September 30, 2019 and 2018, the Company paid an aggregate of $121,305 and $121,305 in consulting fees to Innovate.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2018, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $667,704 in eleven payments of $62,225, at an annual interest rate of 4.990% commencing on November 1, 2018 and ending on September 1, 2019. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. This agreement was paid in full on September 11, 2019.

Pursuant to a Premium Finance Agreement, dated May 29, 2019, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $112,538 in eleven payments of $10,540 at a 5.990% annual interest rate, commencing on June 1, 2019 and ending on April 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2019, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation “AFCO” dated October 10, 2019, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit that matures on November 19, 2019, has been extended to November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of September 30, 2019, the line of credit in the amount of $350,000 was used, interest of $442 was accrued for the quarter. The revolving line of credit with a bank was fully repaid on October 17, 2019 and the balance of $1,000,000 is available.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. No provision was made for estimated returns at September 30, 2019 and 2018, respectively.

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

For both the quarters ended September 30, 2019 and 2018, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of September 30, 2019, contract liabilities, if any, were not material.

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at September 30, 2019 was $228,186, and $83,399 at December 31, 2018.

Inventory Valuation – Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at September 30, 2019 was $117,252, and $83,004 at December 31, 2018.

Impairment of Long-Lived Assets – Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the nine months ended September 30, 2019 and 2018, respectively.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. Amortization expense for both the nine months ended September 30, 2019 and 2018 was zero. There was no impairment loss recognized for the nine months ended September 30, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

See Note 11, “Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2019, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	On August 7, 2017, a lawsuit was filed against the Company and one other defendant on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. On May 3, 2018 the Federal Court dismissed the Plaintiff’s entire complaint against Leatt Corporation and the other defendant in this matter. On October 4, 2018, the Plaintiff filed an appeal against the dismissal of the complaints against both parties, this appeal is still pending.

•	On April 3, 2018, a wrongful death lawsuit was filed against the Company and other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The litigation is in the discovery stage and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: November 12, 2019	LEATT CORPORATION

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