Form 10-K
period 2019-12-31
Leatt Corp
filed 2020-03-24
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No. 000-54693

LEATT CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Kiepersol Drive, Atlas Gardens
Contermanskloof Road,
Durbanville, Western Cape
South Africa, 7550
(Address of Principal Executive Offices; Zip Code)

+(27) 21-557-7257
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class Trading	Name of each exchange on which registered	Symbol(s)
--	--	--

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

As of June 30, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $4,652,150.  Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,386,723 outstanding as of March 2, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2019

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled "Our Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this annual report to:

• "Leatt," "we," "us," "our," the "Registrant" or the "Company" are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiaries, Two Eleven and Three Eleven;

• "Leatt SA" are to the Company's branch office known as 'Leatt Corporation (Incorporated in the State of Nevada)' incorporated under the laws of South Africa with registration number: 2007/032780/10;

• "Leatt USA" are to Leatt USA, LLC, a Nevada Limited Liability Company;

• "PRC", and "China" are to the People's Republic of China;

• "Two Eleven" refers to Two Eleven Distribution, LLC, a California limited liability company;

• "Three Eleven" are to Three Eleven Distribution (Pty) Limited, a South African Company;

• "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

• "South Africa" are to the Republic of South Africa;

• "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.0489 for its December 31, 2019 balance sheet.

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

The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company's expanding range of body protection and helmet products which it markets under the Leatt Protection Range brand. In 2015 the Company initially launched the first products in its new helmet range and continues to establish its offerings within this product range. The Company believes that the new helmet range redefines head and brain protection with its groundbreaking 360-degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight and super ventilated, even at low speeds.

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet to JIS T 8133 for the Japanese Market.

Our products are predominately manufactured in China under outsource manufacturing arrangements with third-party manufacturers located there subject to agreed standard terms. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

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

Our Corporate History and Structure

We were incorporated in the State of Nevada on March 11, 2005 under the name Treadzone, Inc. Until March 2006, we were a shell company with little or no operations. Effective as of March 1, 2006, we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights.

Leatt South Africa

The Company conducts business in South Africa as a foreign registered branch known as 'Leatt Corporation (Incorporated in the State of Nevada)' registered under the laws of South Africa with registration number: 2007/032780/10. Based in Cape Town, South Africa, Leatt SA was formed on November 14, 2007, for conducting the Company's business and operations in South Africa. Our corporate headquarters and our research and development efforts are based at Leatt SA.

Establishment of Two Eleven, Three Eleven and Leatt USA

On August 17, 2007, the Company established Two Eleven Distribution, a California limited liability company, as its wholly-owned subsidiary. Located in Santa Clarita, California, Two Eleven was formed to serve as the Company's executive offices in the United States, as well as the exclusive distributor of Leatt® products in the United States.

Southern Palace Investments 409 (Proprietary) Limited, a South African company, was established on October 12, 2007, by the Company, to engage in the manufacturing and distribution of sporting goods and protective gear. The company was inactive until March 2009, when it acquired all intellectual property rights related to an invention entitled the Helmet® from Xceed Holdings, for an aggregate purchase price of ZAR 943,480 (approximately, $90,000) pursuant to a patent assignment agreement, effective as of January 1, 2009, between Xceed Holdings and Southern Palace, doing business as Three Eleven Distribution. On February 10, 2010, Southern Palace formally changed its name to Three Eleven Distribution to reflect its business purpose.  The patent was subsequently impaired in 2018 and written off entirely in 2019.

On June 26, 2010, the Company established Leatt USA, LLC, a Nevada Limited Liability Company, as our wholly-owned subsidiary and for the purpose of holding our California subsidiary, Two Eleven Distribution. However, as of the date of this annual report the Company had not moved forward with its original plan and Leatt USA remains dormant.

Settlement Agreement

As consideration for their founding of the Company's operations in South Africa, we agreed to issue 20,000,000 shares of our common stock, and 19,200,000 shares of our preferred stock to Dr. Leatt, 5,000,000 shares of our common stock and 4,800,000 shares of our preferred stock to Jean-Pierre De Villiers, and 50,000 shares of our common stock to Ervian Jarrett. We issued the common stock to Dr. Leatt, Mr. De Villiers and Ms. Jarrett in accordance with the agreement, but we did not issue any preferred shares to Dr. Leatt or Mr. De Villiers. On September 25, 2008, in settlement of our obligation to issue Dr. Leatt and Mr. De Villiers shares of preferred stock, we entered into a Settlement Agreement with them, pursuant to which they agreed to release us from any and all liability arising out of or related to our failure to satisfy our prior obligation to them, and we issued 16,800,000 shares of our common stock and 2,400,000 shares of our Series A Preferred Stock to Dr. Leatt, and 4,200,000 shares of our common stock and 600,000 shares of our Series A Preferred Stock to Mr. De Villiers. The Series A Preferred Stock entitles Dr. Leatt and Mr. De Villiers to one hundred votes for each share of Series A Preferred Stock held (voting with the common stock as a single class). The Series A Preferred Stock converts into common stock, on a one-for-one basis, has a liquidation preference equal to $0.001 par value per share and is redeemable by us at $0.001 par value per share upon the occurrence of specified events, but it is subject to transfer limitations and it does not entitle Dr. Leatt and Mr. De Villiers to dividends. On September 20, 2012, we effected a 1-for-25 reverse stock split which reduces the foregoing issuances on a 1:25 ratio.

Our Corporate Structure

The following chart reflects our organizational structure as of the date of this annual report.

Our corporate headquarters are located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Our telephone number is +(27) 21-557-7257. We maintain a website at www.leatt.com that contains information about our Company, but that information is not incorporated into, or otherwise considered a part of, this annual report.

Our Industry and Market Trends

Off-Road Motorcycle Market

Our products have their roots in the off-road motorcycle market. Our revolutionary neck brace was invented by Dr. Leatt to protect from catastrophic neck injuries after he witnessed the death of a fellow off-road motorcycle rider the weekend after his son's riding debut. As a result, our original products target participants in off-road cycling activities such as BMX racing and downhill racing.

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

Neck braces

The Leatt-Brace® is a prophylactic neck bracing system composed of various combinations of carbon fiber, glass fiber, polycarbonate or Glass Filled Nylon, which was designed to help prevent potentially devastating sports injuries to the cervical spine (neck). The first Leatt-Brace® was designed for motorcycle, high speed motor vehicle and ATV use, where there is little means of protecting the neck in the event of an accident, but the Leatt-Brace® has been designed in such a way as to offer neck protection to all who utilize a crash helmet as a form of protection, including soldiers, law enforcement officers and other professionals whose activities could result in cervical spine injury.

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

Furthermore, there is a range of SNX models under the powersports category. These neck braces are designed for snow mobile riders, which includes the SNX 5.5 and SNX Trophy. These neck braces feature the AFC - Arctic Fusion Compound-designed for extreme temperatures.

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

The GPX helmet range, designed for off-road motorcycle riders, consists of the GPX 6.5 Carbon Helmet, which is the premium helmet in the range, the GPX 5.5 Composite Helmet, which is a race-ready, composite, off-road, light weight and super ventilated helmet, the GPX 4.5 Helmet, which is a lightweight injected polymer compound helmet, the GPX 4.5 Junior Helmet, which is a lightweight injected polymer compound helmet designed for younger riders, the new GPX 3.5 Helmet, which is a polymer helmet with 360-degree turbine technology at a competitive price point, and the GPX 3.5 Junior Helmet, which is a polymer helmet designed for young riders at a competitive price point.

The DBX helmet range consists of the premium DBX 6.0 Carbon Helmet, which is the lightest helmet design in the range, the DBX 5.0 Composite Helmet, which is a composite helmet made specifically to suit downhill and BMX riders' requirements, the award-winning DBX 4.0 Enduro Helmet, which is a super-ventilated full-face helmet, the DBX 3.0 DH Helmet, which is a light-weight helmet that is ASTM certified, the DBX 3.0 Enduro Helmet, which is a convertible helmet with removable chin bar, the DBX 3.0 All-Mountain Helmet, which is a half shell polymer compound helmet for cyclists, and the award-winning DBX 2.0 Helmet, which is a compound helmet designed for cyclists at a competitive price point, and the DBX 1.0 All Mountain, which is the most competitively priced helmet in the Company's range which offers great head coverage for ultimate protection.

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

In 2014, we have expanded into shoulder and knee-brace markets with the addition of our new shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include the Knee Brace C-Frame Pro Carbon, which is the premium knee protection in the range, the Knee Brace X-Frame, which is injected carbon cage-type knee protection, and the Knee Brace Z-Frame, which is glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Knee Brace C-Frame Junior and Knee Brace Z-Frame Junior which is designed for younger athletes.

In 2019, we launched our new innovative 5.5 FlexLock Boot range. These Boots are designed to be an essential part of any rider's motocross riding kit. Our Boots feature the SlideLock system for an outstanding first-class fit, a low-profile toe box for easy gear shifting, and an incredible FlexLock system that is proven to reduce ankle forces by up to 37% and knee forces by up to 35% upon impact, when compared to an industry leading competitor boot. The new Boot line has been CE tested and certified and is available in a range of colors.

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

Other Products, Parts and Accessories

Goggles

In 2019, we launched our Leatt Goggle range, developed with WideVision anti-glare, anti-fog technology and bullet-proof tested to military ballistic standards for durability. The goggles also feature a detachable nose piece for multi-purpose use, easy clip-in / clip-out and self-draining frames, and nine anti-fog lenses that provide the same fit for the entire line-up, ranging from 20-83% Visible Light Transmission (VLT). Our full range of goggles consists of three types of goggles in a variety of colors that are designed to function in all conditions.

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

Casual Clothing and Accessories

We also sell a variety of casual clothing and caps which we have expanded to include sunglasses. We sell accessories that complement our expanding range of products including toolbelt bags, duffel bags, gear bags, helmet bags, hats and hydration kits. The products are designed in line with the latest international fashion trends.

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

Accolades

The Leatt products have won a series of awards and accolades since 2007, including the following:

• Motocross Action: Leatt-Brace GPX awarded 5/5 Star Product Rating (2007) and Decade's Most Significant Product (awarded by an industry magazine based on comfort, fit and safety)

• Transworld MX: Editors' Choice-Leatt Brace Adventure awarded Best New Product of Year (2009) (selected by editors of an industry magazine with no published criteria)

• ISPO Brandnew Awards: Leatt-Brace DBX awarded Best Protection at Bike Expo (2010) (Bike Expo is an annual gathering of industry participants)

• Transworld MX: Leatt GPX Pro Best Product of the Year (2011) (selected by editors of an industry magazine, based on comfort and safety)

• Motocrossgear.com: Perfect Score to New 2012 Leatt-Brace Chest Protector Adventure Pro (selected by an industry website, based on looks, comfort and safety)

• Transworld Motorcross Magazine: Chest Protector Leatt Pro Lite was awarded "Product of the Year" for 2012 (selected by editors of industry magazine based on testing and looks)

• PPS Moto: This Motocross Product review website awarded the Company the 2014 PPS Moto Protective Gear Company of the Year Award.

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

• Decline Magazine: awarded Leatt Knee Guards a five-star rating based on the products' fit, impact testing, breathability and overall appeal (July 2016).

• Eurobike Award 2017: In 2017, the Leatt DBX 3.5 neck brace won a Eurobike Award. Eurobike is the world's leading trade fair where international bike industry exhibitors present their products and services. The prestigious Eurobike Award honors innovative products and is a highlight of the annual exposition.

• Interbike Innovation 2017 Award Winner: The Leatt DBX 3.5 neck brace was named an Interbike Innovation Award winner in 2017. The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America and their awards are aimed at recognizing excellence and innovation in product, retail and advocacy.

• Mountain Bike Magazine 2017 Editor's Choice Innovations Category Winner: In 2017, the Leatt DBX 3.0 helmet was one of ten winners in the Editor's Choice Innovations category reserved for innovations that the Editors believe most shaped the mountain bike world during the prior year.

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

• Interbike Innovation 2018 Award Winner: Leatt DBX 4.0 Helmet was named an Interbike Innovation Award winner in 2018. The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America and their awards are aimed at recognizing excellence and innovation in product, retail and advocacy.

• Design & Innovation 2019 Awards: In 2019, the Leatt DBX 4.0 Helmet won a 2019 Design & Innovation Award. The Design & Innovation award is granted by a jury of bicycle industry experts in recognition of the best bicycles and bicycle products.

• 2019 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.

• 2019 Racer X Readers' Choice Award: The number one worn Neck Brace.

We believe that the premium quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 800,000 units of Leatt-Brace® products worldwide primarily to the off-road motorcycle and bicycle markets to date. Approximately 9% of our 2010-unit sales were from our DBX bicycle neck brace. Our DBX bicycle neck brace accounted for 14% of unit sales in 2019. We continue to develop neck brace products for markets outside of our core markets.

Manufacturing

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there based on agreed terms. We do not currently have written agreements with our neck brace third-party manufacturers but will include any such future written agreement with our periodic filings. We have a manufacturing agreement with one of our Helmet manufacturers and will file agreements as they become material. We offer warranty on our products based on the legal requirements of the specific geographical region that our customers reside in. Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 - 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer's invoice reflecting quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date is 70-90 days, and our standard supplier shipping terms are FOB (Port).

During production, we measure the manufacturer's quality and on-time performance to determine whether to continue our relationship. We utilize outside consultants and our own employees to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer's premises and penalties are levied against a manufacturer if any delay in shipment to customers or customer rejection or non-acceptance is caused by quality issues. The balance of open invoices is paid to the manufacturer four to six weeks after successful inspection.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2019 and 2018, were not material and we do not foresee these amounts being material in the near future.

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

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to dealers in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 60 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when shipping terms are Free on Board (FOB) shipping point, Cost and Freight (CFR) or Cost and Insurance to named place (CIP) as legal title and risk of loss to the product pass to the customer.

We generate revenue both in the United States and internationally. For the years ended December 31, 2019 and 2018, annual revenues associated with international customers were $18,897,942 and $16,090,800, or 67% and 66% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2019. For the years ended December 31, 2019 and 2018, our largest customer accounted for approximately 11% and 12% of our annual U.S. revenue, respectively. As of December 31, 2019, and 2018, $35,217 or 1% and $55,306 or 3% of our accounts receivable was due from this customer.

For both years ended December 31, 2019 and 2018, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% of our annual international revenue. As of both December 31, 2019 and 2018, $0, or 0% of our accounts receivable, respectively, was due from this international customer.

Advertising and Marketing

Initially we gained market recognition through customer word-of-mouth and then subsequently through third-party articles and reviews of the Leatt-Brace® in motorcycle and racing magazines with unsolicited and unpaid endorsements from current and former celebrity motocross (and other) riders supporting these sports, but we now implement global marketing campaigns that incorporate web and print based advertising, social media engagement, sponsorship of sporting events and athlete sponsorships that are designed to promote the  Company's growing product range and consumer brand on a global basis by increasing product and brand visibility.

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 789 active distributors and dealers who stock Leatt products in the U. S. and approximately 318 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2019 and 2018 were $1,989,959 and $1,881,368, respectively, representing approximately 7% and 8% of our revenues, respectively.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

• Regional Distribution. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as motorcycle manufacturers and racing teams. The resultant interest and the expected demand for our products prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned California subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international third party distributors who are selected by our management team based on their financial status, distribution abilities and creditworthiness, their location in major geographic territories, their marketing and media presence and their portfolio of leading motorcycle brands and accessories as well as their reputation among industry players. We are working on developing our bicycle distribution network throughout the world by appointing new distributors and dealers with a specific focus on the bicycle market. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base. In the U.S. we are expanding and upgrading our dealer network and sales management team.

• Strategic Alliances. We are actively researching and evaluating strategic alliances that will enable the Company to grow into markets outside of its core markets in an efficient manner. We are also working with our OEM partners to develop more mutually beneficial, sustainable, long-term relationships in line with the Company's goals.

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

• Developing Brand Awareness and Brand Loyalty. We are continuing with our efforts to develop brand loyalty by refining our marketing strategy and by engaging in more targeted communication with current and potential consumers of our products. We are working to build loyalty among more consumers in our core bicycle and moto markets by introducing more price points for our products and addressing more consumer needs in more segments, while remaining true to our mission-pioneering functional safety gear.

• Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. In 2016, we launched two additions to our body armor product range, namely helmets and gloves. We also added two full apparel lines to our product range, one line designed for the off-road motorcycle market and the other designed for the bicycling market. In 2019, we added motorcycle Boots to our range which has made the company a head-to-toe brand for motorcycle protection. We expect that our sales of peripheral products and accessories will increase in line with increased brand awareness.

Our Research and Development Efforts

Our Chairman and Founder, Dr. Christopher Leatt, is our primary research and development consultant and heads the research and development efforts conducted at our research facility, or Leatt Lab, located at our executive headquarters in Cape Town, South Africa. The facility houses a team of a biomedical engineer, consultants and designers who ensure products are scientifically and mechanically sound. This facility features state of the art testing and prototyping equipment and sophisticated simulation models. Leatt also utilizes other consultants, academic institutions and engineering companies from time to time to assist us with our research and development efforts.

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

Our research and development expenses for the fiscal years ended December 31, 2019 and 2018 amounted to $1,491,155 and $1,412,866, respectively. These expenses included salaries for research and development staff as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the 2019 Racer X Readers' Choice Survey discussed elsewhere herein and available at http://mediakit.filterpubs.com/survey , our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports; our major competitor in the knee brace market is EVS Sports; and our major competitor in the body protection, apparel and helmet market is Fox Racing.

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

Our Competitive Strengths

We believe that our competitive strengths include the following:

• Intellectual Property. Both our patents and licensed patented technology allows us to provide a product that cannot easily be duplicated by our competitors. We have invested extensive resources to patent our products worldwide and have taken legal action to protect our intellectual property rights from infringement.

• Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with over 15 years' experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt- Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served for over 20 years as a Sales and Product Manager for various companies in the power sports industry. Mr. Repsher is our US General Manager, who is an award-winning sales executive with over 15 years' experience in the marketing and sales of sports orientated companies in North America.

• Sale and Distribution Channels:  Our ability to attract top tier distribution and retail sales channels for the sale of our products is a competitive advantage. These distributors have the financial and distribution resources and relationships to penetrate existing product categories within dealerships and reach a wide geographical dealer network and ultimately consumer base. The Company sells its products to consumers through a global network of approximately 60 global distributors, including the Company's U.S. subsidiary, Two Eleven, and its South African subsidiary, Leatt SA. The Company exercises control over this distribution network through its establishment of standard business terms and guidelines for the sale and distribution of its products to retailers worldwide, and through its direct control of Two Eleven and Leatt SA, the exclusive distributors of Leatt products to retailers in the US and South Africa, respectively.  Our research and development and marketing teams also work closely with distributors to educate their sales forces about technical innovations in our products, and to provide support in the marketing and other promotion of our products.  We believe that our increase in worldwide sales and our continued expansion into global markets is a testament to the efficiency and effectiveness of our worldwide distribution channels.

• Outsourced Manufacturing. We outsource our manufacturing to third-party manufacturers in order to produce large volumes of our products. The manufacturing process remains subject to our strict quality control guidelines safeguarded by our employees and the third-party inspectors who we hire as consultants to ensure that these guidelines are being implemented at the production point. While such manufacturing arrangements pose a risk to our ability to safeguard our property technologies and may lead to increased costs, as discussed under the "Risk Factors" heading in this report, we expect that the increase in expected sales volumes will contribute to a lower production cost per unit and that this will translate to better margins for our distributors and retailers.

• Research, Development, Certification and Marketing Capabilities. We have in-house know-how in the areas of product development, testing and accreditation, particularly in the field of personal protective equipment. With the experience and capabilities developed and established in taking our product to market, we believe that we are well positioned to develop, manufacture and market additional products. With our medical and mechanical expertise, demonstrated research and development capabilities, established outsource manufacturing capacity, established brand and our dedicated, loyal and enthusiastic distribution network, we believe that we have the components necessary to bring new successful products to market.

• Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing and homologation bodies as well as industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the CIK and FIM, to have the Leatt-Brace® accredited. Should industry accreditation become compulsory, we would be ahead of our competitors in the market place.

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

Our Intellectual Property

We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. Most of these initial intellectual property rights are held by Xceed Holdings, a corporation controlled by our Chairman, Dr. Christopher Leatt and the rest of these rights are held by the Company and Three Eleven Distribution, our South African subsidiary. We license most of our intellectual property from Xceed Holdings, pursuant to a patent and royalty license agreement, or Licensing Agreement, dated March 1, 2006, between the Company and Xceed Holdings. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all our revenues billed and received from the Leatt-Brace®. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology.

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	06/20/2006	Neck Brace	Granted	11/26/2020
Brazil	PI0416971-9		05/26/2006	Neck Brace	Granted	11/26/2020
Canada	2,547,855	2,547,855	05/26/2006	Neck Brace	Granted	11/26/2020
China	20048003507 2.4	ZL200480035072.4	05/26/2006	Neck Brace	Granted	11/26/2020
Indonesia	W002006014 67	IDP0030269	06/19/2006	Neck Brace	Granted	10/27/2020
Israel	175931	175931	06/19/2006	Neck Brace	Granted	11/25/2020
Japan	2006541524	4553903	05/26/2006	Neck Brace	Granted	07/22/2020
South Korea	10-2006- 7012173	10-0904041	06/19/2006	Neck Brace	Granted	06/19/2020
Morocco	PV29105	28229	06/15/2006	Neck Brace	Granted	11/26/2020
Mexico	JL/a/2006/000 026	301465	05/26/2006	Neck Brace	Granted	11/26/2022
Malaysia	PI 20062407	MY-145683-A	05/25/2006	Neck Brace	Granted	03/15/2020
Singapore	200808773-6	148205	05/26/2006	Neck Brace	Granted	11/26/2020
USA	11/440,576	7,993,293	05/25/2006	Neck Brace	Granted	02/09/2023
USA (Broad)	11/690,412	8,002,723	03/23/2007	Neck Brace	Granted	02/23/2023
USA (Continuation)	13/206,312	8,562,551	08/9/2011	Neck Brace	Granted	04/22/2021
Eurasia	200601049	10815	06/26/2006	Neck Brace	Granted	11/26/2020
Australia	2004293118	2004293118	06/23/2003	Neck Brace	Granted	11/26/2020

India	2315/CHENP/ 2006	266400	06/26/2006	Neck Brace	Granted	11/26/2020
Norway	20062971	327461	06/26/2006	Neck Brace	Granted	11/30/2020
New Zealand	548068	548068	06/22/2006	Neck Brace	Granted	11/26/2020
Vietnam	1-2006-01015	13771	06/26/2006	Neck Brace	Granted	02/09/2020
Germany	04816084.0	6020040259 75,6	06/22/2006	Neck Brace	Granted	11/30/2020
France	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2020
UK	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2020
Switzerland	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2020
Spain	04816084.0	2342402	06/22/2006	Neck Brace	Granted	11/30/2020
Italy	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2020
Netherlands	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2020
Switzerland	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2020
Germany	09165346.9	602004035367.1	07/13/2009	Neck Brace	Granted	11/30/2020
Spain	09165346.9	2377592	07/13/2009	Neck Brace	Granted	11/30/2020
France	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2020
UK	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2020
Italy	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2020
Netherlands	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2020
USA	12/812,596	8,439,042	07/12/2009	MRX Brace	Granted	11/14/2020
USA	29/224,261	D552,742	02/28/2005	Moto-R Brace	Registered
USA	29/225,477	D542,919	03/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061- 0001	03/17/2005	Moto-GPX Brace	Registered	03/17/2020
USA	29/279,249	D631,167	04/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	04/20/2007	SSS Brace	Registered	04/20/2022
USA	29/284,258	D592,310	09/04/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	09/06/2007	Moto-GPX Brace 2006	Registered	09/06/2022
USA	29/325,870	D633,623	10/07/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/01/2010	Chest Protector	Granted	10/01/2020
South Africa	2015/00206	2015/00206	01/13/2015	Shoulder Brace	Granted	06/26/2020
USA	14/894,237		11/25/2015	Knee Brace	Pending	After Grant
United Kingdom	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	05/31/2019
Germany	14737320.3	DE 2014007672.6	12/03/2015	Knee Brace	Granted	05/31/2018
Europe	15730280.3	EP 3145354	5/21/2015	Turbine Helmet	Granted- Under Opposition

USA	15/312,271		12/21/2016	Turbine Helmet	Pending	After Grant
China	201580025924.X		11/18/2016	Turbine Helmet	Pending	After Grant
Australia	2015262893		11/21/2016	Turbine Helmet	Pending	05/21/2019
Brazil	BR1120160269829		11/17/2016	Turbine Helmet	Pending	05/21/2019
Canada	2,949,756		11/21/2016	Turbine Helmet	Pending	05/21/2019
Hong Kong	17107095.0	HK1233458	07/14/2017	Turbine Helmet	Granted	05/21/2021
Germany	15730280.3	602015008583.3	12/21/2016	Turbine Helmet	Granted	05/31/2020
Spain	15730280.3	15730280.3	12/21/2016	Turbine Helmet	Granted	05/31/2020
France	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2020
United Kingdom	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2020
Italy	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2020
Portugal	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2020
China	201680075356.9		06/21/2018	Boot	Pending	After Grant
USA	16/064,914		06/26/2018	Boot	Pending	After Grant
Europe	16828780.3	3393289	06/21/2018	Boot
Germany	16828780.3	6020160175	06/21/2018	Boot	Granted	12/21/2020
Spain	16828780.3	3393289	06/21/2018	Boot	Granted	12/21/2020
United Kingdom	16828780.3	3393289	06/21/2018	Boot	Granted	12/21/2020
Italy	16828780.3	3393289	06/21/2018	Boot	Granted	12/21/2020
Thailand	1801003720		06/21/2018	Boot	Pending	After Grant
Europe	17712829.5		07/23/2018	Jacket	Accepted	02/28/2020
China	201780012514.0		08/21/2018	Jacket	Pending	After Grant
USA	16/078,379		08/21/2018	Jacket	Pending	After Grant
PCT	PCT/IB2018/058197		10/22/2018	Magnetic Hood	Pending	None
PCT	PCT/IB2019/061001		12/20/2018	Goggle	Pending
PCT	PCT/IB2020/050170		01/14/2019	Velcro strap Boot	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered
Europe	001 251 508- 0001	001 251 508- 0001	12/23/2010	STX Brace	Registered	12/23/2020
Australia	15733/2010	334789	12/23/2010	STX Brace	Registered	12/23/2020
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	08/04/2020
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597	D784,123	12/01/2014	Visor Screw	Registered
USA	29,509,338	D768,940	11/17/2014	Hydration System	Registered
Europe	02588970-0001- 0003	02588970-0001- 0003	12/02/2014	Visor Screw & Hydration System	Registered	12/02/2024
USA	29/483,567		03/14/2019	Boot	Pending
Europe	006308763-0001	006308763-001	03/15/2019	Boot	Granted	03/15/2024
USA	29/680,992		02/21/2019	Goggles	Pending
Europe	006263224-0001	006263224-0001	02/21/2019	Velocity Goggles	Granted	02/21/2024

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

The following table lists our licensed and/or registered and pending trademarks:

Country	Trademark	TM Class	Application No	Registration No	Filing Date	Renewal Date	Status
CTM	Leatt-Brace	9	6313993	6313993	19/09/2007	09/19/2027	Registered
CTM	Leatt	9	6314017	6314017	19/09/2007	09/19/2027	Registered
CTM	Device (The Helmet for your neck)	9	6314132	6314132	19/09/2007	09/19/2027	Registered
CTM	Leatt	25	9395997	9395997	23/09/2010	09/23/2020	Registered
CTM	Leatt Device	9	8444168		23/07/2009	07/23/2029	Registered
CTM	BraceOn	9, 28	10288405	10288405	23/09/2011	09/23/2021	Registered
CTM	Device	9, 25, 28	13289822	13289822	23/09/2014	09/23/2024	Registered
EU	LEATT	9	17952736	17952736	09/11/2018	09/11/2028	Registered
Japan	Leatt	9, 28	2010-056635	5432253	16/07/2010	08/12/2021	Registered
Japan	Leatt	25	2010-74427	5403909	22/09/2010	04/01/2021	Registered
Japan	LEATT	9	2018-115304	6198826	09/13/2018	11/15/2029	Registered
Brazil	Leatt Brace	10	829468323	829468323	03/11/2010	11/03/2020	Registered
Brazil	Leatt Brace (Special Script)	9	829994920	829994920	24/11/2008	02/08/2021	Registered
Brazil	Leatt Brace (Special Script)	25	829994939	829994939	24/11/2008	02/08/2021	Registered
Brazil	Leatt (Special Script)	9	830409432	830.409.432	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	9	830409440	830.409.440	05/11/2009	10/09/2022	Registered
Brazil	Leatt (Special Script)	10	902094165	902.094.165	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	10	902094149	902094149	05/11/2009	01/14/2024	Published
Brazil	Leatt (Special Script)	25	902094238	902.094.238	05/11/2009	10/09/2022	Registered
Brazil	Leatt and Device	25	902094190	902.094.190	05/11/2009	10/09/2022	Registered
Brazil	Device	10	902.094.084	902.094.084	05/11/2009	10/09/2022	Registered
Brazil	Device	25	902.094.157	902.094.157	05/11/2009	10/09/2022	Registered

Brazil	Device	9	830.409.416	830.409.416	05/11/2009	10/09/2022	Registered
Canada	LEATT		1535498	841,643	13/07/2011	01/29/2028	Registered
Canada	LEATT		1925610				Pending
Australia	BraceOn	9	1450772	1450772	23/09/2011	09/23/2021	Registered
Australia	LEATT	9, 25	1954696	1954696	09/12/2018	09/12/2028	Registered
Australia	Leatt	9,10, 28	1372902	1372902	16/07/2010	07/16/2020	Registered
New Zealand	Leatt	9	829603	829603	30/08/2010	08/30/2020	Registered
New Zealand	Leatt	25	831034	831034	27/09/2010	09/27/2020	Registered
New Zealand	Leatt	28	831035	831035	27/09/2010	09/27/2020	Registered
New Zealand	Leatt	10	831036	831036	27/09/2010	09/27/2020	Registered
New Zealand	LEATT	9, 25	1102269	1102269		09/12/2018
New Zealand	LEATT	9, 25	1102269	1102269		09/12/2018	09/12/2028
USA	ALPT	9	77/742,823	3,926,378	22/05/2009	03/01/2021	Registered
USA	Alternative Load Path Technology	9	77/742,826	3868833	22/05/2009	10/26/2020	Registered
USA	Leatt Device	9	77/765,739	3,861,760	23/06/2009	10/12/2020	Registered
USA	BraceOn	9	85/429,145	4,276,706	22/09/2011	01/15/2023	Registered
USA	Leatt-Brace	9	77227507	3483439	11/07/2007	08/12/2028	Registered
USA	LEATT	9	77264178	3483646	24/08/2007	08/12/2028	Registered
USA	THREE L DEVICE	9, 25, 28	86445638	5,124,832	5/11/2014	01/17/2027	Registered
USA	LEATT	9, 18, 25, 28	86846033	5,182,646	11/12/2015	04/11/2027	Registered
USA	Leatt	25	85135308	4,202,879	22/09/2010	09/04/2021	Registered
SA	DEVICE (NEW LOGO)	9	2009/11856	2009/11856	26/06/2009	06/26/2029	Registered
SA	DEVICE (NEW LOGO)	10	2009/11857	2009/11857	26/06/2009	06/26/2029	Registered
SA	DEVICE (NEW LOGO)	28	2009/11858	2009/11858	26/06/2009	06/26/2029	Registered
SA	Leatt-Brace (Special Script)	10	2004/08584	2004/08584	28/05/2004	05/28/2024	Registered
SA	Leatt	10	2006/22761	2006/22761	26/09/2006	09/26/2026	Registered
SA	LEATT	9	2018/26274		09/11/2018		Pending
SA	LEATT	25	2018/26274		09/11/2018		Pending
China	Leatt-Brace	9	7668832	7668832	09/03/2009	03/06/2021	Registered
China	LEATT	9	7668830	7668830	03/09/2009	03/06/2021	Registered
China	LEATT	25	8706821	8706821	31/08/2016	09/28/2021	Registered
China	LEATT	28	21157815	211557815	31/08/2016	10/27/2027	Registered
China	The Helmet For Your Neck Device	9	7668857	7668857	03/09/2009	03/06/2021	Registered
China	Leatt	25	8706821	870682	28/09/2010	09/28/2021	Registered
China	Leatt	9	21157818	21157818	08/31/2016	10/27/2027	Registered

China	Leatt	25	21157816	21157816	08/31/2016	01/27/2027	Registered
China	Leatt-Brace	10	6287826	6287826	21/09/2007	02/20/2020	Registered
China	Leatt	10	6287824	6287824	21/09/2007	02/20/2020	Registered
Mexico	Leatt	9	1938215	1825961	08/25/2017	08/25/2027	Registered
Mexico	Leatt	18	1938218	1825963	08/25/2017	08/25/2027	Registered
Mexico	Leatt	25	1938216	1825962	08/25/2017	08/25/2027	Registered
Mexico	Leatt	28	1938213	1823180	08/25/2017	08/25/2027	Registered
Mexico	LEATT	9	2114511	1958918	10/11/2018	11/10/2028	Registered

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

Our Employees

As of December 31, 2019, we employed 49 full-time employees and 26 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2019.

Employee Function	Number
Executive	4
Internet & Technology	2
Product Development	9
Marketing	14
Finance	4
Operations and Distributions/Logistics	10
Research and Development/Leatt Lab	4
Legal and Compliance	2
Sales & Customer Services	13
Support Staff (Receptionist/Cleaners/Driver)	2
Outside Sales Representatives	11
Total	75

We are required to pay UIF, or unemployment insurance, for each of our South African employees. We are also required to withhold income taxes for our South African and U.S. based employees. We generally provide health care benefits and other standard benefits to our employees. Effective January 1, 2019 we implemented a 401k plan for the benefit of all our U.S. based employees and effective June 1, 2019 we implemented a provident fund for the benefit of all our permanent S.A. based employees.

We believe that we maintain a satisfactory working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $28.32 million for the fiscal year ended December 31, 2019. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

The JOBS Act provides scaled disclosure provisions for us, including, among other things: (a) permitting us to include only two years of audited financial statements in a registration statement filed under the Securities Act of 1933 for an IPO of common equity securities; (b) allowing us to comply with the smaller reporting company version of Item 402 of Regulation S-K (Executive Compensation); and (c) removing the requirement that our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act of 2002. The JOBS Act also exempts us from the following additional compensation-related disclosure provisions that were imposed on U.S. public companies pursuant to the Dodd-Frank Act: the advisory "say-on-pay" vote on executive compensation required under Section 14A(a) of the Exchange Act; the Section 14A(b) requirements relating to shareholder advisory votes on golden parachute compensation; the Section 14(i) requirements for disclosure relating to the relationship between executive compensation and financial performance of the issuer; and the requirement of Dodd-Frank Act Section 953(b)(1), which will require disclosure as to the relationship between CEO and median employee pay.

Under Section 102(b)(1) of the JOBS Act, "emerging growth companies" can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we have irrevocably elected not to avail ourselves of this extended transition period for compliance with new or revised accounting standards and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not "emerging growth companies."

European Union Directives

All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products.

This means that as a minimum these products must comply with: the basic Health and Safety requirements of the directive; certain chemical innocuousness tests prescribed in EN 340:2003 - Protective clothing - General Requirements; and the requirements relating to usage, care, cleaning, sizing and other information to be supplied with the product. Accordingly, all Leatt-Braces®, chest protectors and body protection products are CE certified. Only our peripheral products such as jackets, clothing, and caps are not covered.

In addition to the minimum requirements the Company complies with the European Standards, or EN (European Norm), specific to certain categories of PPE. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company's case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; and CE EN1621-3 level 2 impact front Chest Protectors. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, the Notifying Body will be responsible for CE evaluation and certification.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration will allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires in December 31, 2020 we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2020. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the market place and delivery of prompt responses to the MHRA as necessary.

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

We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product's performance.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled "Special Note Regarding Forward-Looking Statements" above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

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

While we attempt to mitigate cybersecurity risks by employing a number of proactive measures, including, technical security controls, enhanced data protection, advanced intrusion detection, targeted threat protection and maintenance of backup and protective systems, our systems remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on our business. We believe our mitigation measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Despite any precautions we may take, a cybersecurity incident could harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. Our cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or asset or data loss as a result of cybersecurity incidents.

Global economic turmoil could negatively affect our domestic and international sales, results of operations, and financial condition.

Prolonged turmoil in the global economy, especially in the U.S., South America and Europe, could have a negative impact on our business and our financial condition. Economic uncertainty in many parts of the world, including uncertainty caused by international trade disputes involving the European Union, China and the United States, and by global business closures designed to limit social contact and reduce spread of the COVID-19 pandemic, are situations that we are monitoring closely. Our exposure to such risks may further increase if any of these economic conditions impact levels of consumer spending. While we do not expect to see any significant material adverse impact of COVID-19 on our distribution channels (discussed elsewhere in this report), temporary business closures and social distancing around COVID-19 may have a negative impact on consumer purchasing behavior, which could cause delays in, or even cancellation of, orders from our distributors.  If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

Our international business is especially sensitive to economic uncertainty that may affect our ability to conduct business outside of the U.S. For the years ended December 31, 2019 and 2018, annual revenues from sales to international customers were $18,897,942 and $16,090,800, or 67% and 66% of our total revenue, respectively.  We continue to evaluate the potential effect of the United Kingdom's (UK) departure from the European Union (EU) (commonly referred to as "Brexit") on our business operations and financial results. We anticipate that Brexit may have adverse tax effects on movement of products or sustainment activities between the UK and EU. Additionally, Brexit may still have an impact the value of the pound sterling. If the pound sterling were to depress significantly against the U.S. dollar, this could negatively impact the ability of our UK customers to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results.

If our customers were to experience slow growth or recession, we could see a drop-in demand for our products, difficulty in obtaining materials and supplies, difficulty in collecting accounts receivables, an increase in accounts receivable write-offs, and greater foreign exchange rate volatility affecting our profitability and cash flow. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

Our international operations expose us to foreign exchange risk and currency fluctuations affect our operating profits.

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.  A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

In Europe we have significantly more sales than we do expenses. Since 67% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 67% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, we cannot predict the impact of future tariffs on our products or the value and category of products that would be affected. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the year ended December 31, 2019 our U.S. revenue was concentrated in one customer that accounted for approximately 11% of annual U.S. revenue. As of December 31, 2019, and 2018, $35,217 or 1% and $55,306 or 3% of our accounts receivable, was due from this customer.

For both the years ended December 31, 2019 and 2018, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% of our annual international revenue. As of both December 31, 2019 and 2018, $0 and $0, or 0% and 0% of our accounts receivable, respectively, was due from this international customer.

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

Because of the nature of our products, we face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to prevent the types of personal injury or death against which they are designed to protect. Plaintiffs may also advance other legal theories supporting claims that our products or actions resulted in harm to them. We maintain product liability insurance policies with a self-insured retention to attempt to manage this risk worldwide. We are currently defending against 1 such claims which we have a fair expectation will be resolved in our favor. But although we maintain product liability insurance coverage, there can be no absolute assurance that our coverage limits will be sufficient to cover any successful product liability claims made against us now or in the future. Furthermore, our insurance coverage does not include damages which may be assessed against us for willful and/or intentional injury, or for exemplary or punitive damages. Any claim or aggregation of claims substantially in excess of our insurance coverage, or any substantial claim not covered by insurance, could have a material adverse effect on our financial condition and results of operations. These claims also have a negative impact on the renewal our product liability insurance policy and the premiums.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2019. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Natural or man-made catastrophic events may disrupt our business and negatively impact our results of operation.

A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 (commonly known as the coronavirus), or a man-made catastrophic event, could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event occurred in our manufacturing locations or in any of our distributor locations worldwide.  Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. While we do not expect to see any significant material impact on our results of operations in the first half of 2020 as a result of COVID-19-related factory closures in China, the spread of the virus to Europe and the U.S. and related social distancing closures could have a negative impact on the business operations of our distributors, including on our U.S. subsidiary, Leatt USA, and on their continued demand for our products. Prolonged closures related to this pandemic or the occurrence of any other catastrophic events could severely impact our operating results for the remainder of 2020 possibly and beyond.

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

We have obtained certification and approvals for certain of our products, including approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product's performance.

There is no guarantee that our products will receive DOT, EN1078, CPSC 1203, ASTM F1952, AS/NZS 2063, ACU Gold, CE Certification or meet BMW testing standards.

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

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsourcing manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal  merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.

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

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock is less than $5.00 per share and therefore is a "penny stock." Brokers or dealers effecting transactions in "penny stock" must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

Our holding company structure may limit the payment of dividends.

We have no direct business operations, other than our ownership of our subsidiaries. While we have no immediate intention of paying dividends, should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this "Risk Factors" section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless. If future dividends are paid in ZAR, fluctuations in the exchange rate for the conversion of ZAR into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The officers and directors collectively have the power to make all major decisions regarding the company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our officers and directors collectively own 40.22% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock, but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 15% of the space is used by our finance, legal and operations teams, 50% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 25% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated November 13, 2018, between Leatt SA and AJ Brutus Investments CC, which expires on December 15, 2020. The lease agreement requires us to pay a monthly rent of ZAR 68,061 (or $4,845).

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Harold & Bonnie Pease Trust, dated March 10, 2017, that expires on April 30, 2022. Two Eleven uses approximately 14% of the office space for executive offices and the remaining 86% of the space for warehousing. The lease agreement calls for a monthly base rent in the amount of $10,522, from May 1, 2018 through April 30, 2019, after which time the base rent will escalate annually in line with the Consumer Price Index (CPI) up to a maximum of 3% per annum, plus other associated costs, such as real estate taxes, association dues and other fees. Our current monthly rent is $14,214 through April 30, 2020 until the next annual escalation.

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

•

On August 7, 2017, a lawsuit was filed against the Company and one other defendant on behalf of a motorcycle rider in the Southern District Court of Iowa for strict liability, breach of warranty, negligence, gross negligence and consumer fraud. On May 3, 2018 the Federal Court dismissed the Plaintiff's entire complaint against Leatt Corporation and the other defendant in this matter. On October 4, 2018, the Plaintiff filed an appeal against the dismissal of the complaints against both parties. On December 5, 2019, the Eighth Circuit court rejected plaintiff's appeal and affirmed dismissal of the complaint.

•

On April 3, 2018, a wrongful death lawsuit was filed against the Company and other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The hearing date has tentatively been set for June 2, 2020.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

ITEM 4. MINING SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2020
1st Quarter (January 1, 2020 to March 2, 2020)	$2.75	$2.03
Year Ended December 31, 2019
1st Quarter	$2.65	$2.20
2nd Quarter	$2.43	$1.82
3rd Quarter	$2.00	$1.65
4th Quarter	$2.35	$1.55
Year Ended December 31, 2018
1st Quarter	$2.50	$2.00
2nd Quarter	$2.20	$1.51
3rd Quarter	$1.96	$1.57
4th Quarter	$2.76	$1.45

Holders

As of March 2, 2020, there were approximately 217 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain a significant majority of current and future earnings for the development and expansion of our business.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our officers and directors are eligible for equity awards in the form of stock options and restricted stock under the Leatt Corporation Amended and Restated 2011 Equity Incentive Plan (the "2011 Plan"), pursuant to which the Company is authorized to issue and sell up to 1,120,000 shares of common stock of the Company, par value $0.001 per share. Equity awards under the 2011 Plan are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee's productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Board considers the future benefits potentially available to the named executive officers from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

The following table includes the information as of December 31, 2019 for each category of our equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$1.00	87,800
	317,000	$2.60
	169,000	$1.60
	250,000	$2.30
Equity compensation plans not approved by security holders	0	--	0
Total	736,000	--

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2019 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2019.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See "Special Note Regarding Forward Looking Statements" above Part I, for certain information concerning those forward-looking statements. Our financial statements are prepared in U.S. dollars and in accordance with U.S. GAAP.

Overview of our Business

We were incorporated in the State of Nevada on March 11, 2005 under the name Treadzone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by other international brands.

The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company's new body protection products which it markets under the Leatt Protection Range brand.

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. We are also in the process of certifying our GPX 3.5 helmet with JIS T 8133 for the Japanese Market.

Our products are manufactured in China under outsource manufacturing arrangements with third-party manufacturers located there. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products purchased through international sales are usually shipped directly from our manufacturers' warehouses or points of dispatch to customers or their import agents.

Leatt earns revenues through the sale of its products through approximately 60 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions impact levels of consumer spending, which have deteriorated and may remain depressed for the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the US administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 31, 2019, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the US on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

• Fuel Prices - Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers. On the other hand, fluctuations in fuel prices lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products.

• Product Liability Litigation - We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court's decision and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

• Protection of Intellectual Property - We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation, and we may be required to do so in the future. Such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 67% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  While we do not expect to see any significant material impact of COVID-19 on our results of operations for the first half of 2020, any extended duration and spread of the virus or the occurrence of any other catastrophic events could severely impact our operating results for the remainder of 2020 possibly and beyond.

Results of Operations

Year ended December 31, 2019 compared to the year ended December 31, 2018

The following table summarizes the results of our operations during the years ended December 31, 2019 and 2018 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2019	2018	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$28,317,817	$24,392,312	$3,925,505	16%
COST OF REVENUES	15,311,013	12,820,453	$2,490,560	19%
GROSS PROFIT	13,006,804	11,571,859	$1,434,945	12%
PRODUCT ROYALTY INCOME	46,460	43,686	$2,774	6%
OPERATING EXPENSES
Salaries and Wages	3,271,018	2,808,090	$462,928	16%
Commissions and Consulting	357,460	445,534	$(88,074)	-20%
Professional Fees	725,989	611,269	$114,717	19%
Advertising and Marketing	1,989,959	1,881,368	$108,591	6%
Office Lease and Expenses	279,827	278,592	$1,235	0%
Research and Development Costs	1,491,155	1,412,866	$78,289	6%
Bad Debt Expense	203,253	96,755	$106,498	110%
General and Administrative	1,952,121	1,873,502	$78,619	4%
Impairment Loss	-	25,000	$(25,000)	-100%
Intangible asset write-off	41,511	-	$41,511	100%
Depreciation	760,217	695,605	$64,612	9%
Total Operating Expenses	11,072,507	10,125,581	$943,926	9%
INCOME FROM OPERATIONS	1,980,757	1,486,964	$493,793	33%
Other Income (Expenses)	(38,300)	39,120	$(77,420)	-198%
INCOME BEFORE INCOME TAXES	1,942,457	1,526,084	$416,373	27%
Income Taxes	566,729	329,240	$237,489	72%
NET INCOME	$1,375,728	$1,196,844	$178,884	15%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories. Revenues for the year ended December 31, 2019 were $28.32 million, a 16% increase, compared to revenues of $24.39 million for the year ended December 31, 2018. This increase in revenues is attributable to a $2.38 million increase in other products, parts and accessories, a $2.28 million increase in body armor sales and a $0.09 million increase in neck brace sales that were partially offset by a $0.83 million decrease in helmets sales, during the year ended December 31, 2019.  Annual revenues associated with international customers for the years ended December 31, 2019 and 2018, were $18,897,942 and $16,090,800, or 67% and 66% of total revenue, respectively.

The following table sets forth our revenues by product line for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	% of Revenues	2018	% of Revenues
Neck braces	$5,920,011	21%	$5,825,483	24%
Body armor	13,809,169	49%	11,533,555	47%
Helmets	2,931,323	10%	3,758,612	16%
Other products, parts and accessories	5,657,314	20%	3,274,662	13%
	$28,317,817	100%	$24,392,312	100%

Sales of our flagship neck brace accounted for $5.92 million and $5.83 million, or 21% and 24% of our revenues for the years ended December 31, 2019 and 2018, respectively. The 2% increase in neck brace revenues was primarily due to a 12.5% increase in the volume of neck braces sold in the United States and abroad. Sales volumes of the GPX 5.5 and DBX 5.5 neck braces for off-road motorcycle and bicycle use, respectively, increased during the year ended December 31, 2019 when compared to the prior year.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards and off-road motorcycle boots. Body armor sales accounted for $13.81 million and $11.53 million, or 49% and 47% of our revenues for the years ended December 31, 2019 and 2018, respectively. The 20% increase in body armor revenues was primarily due to an increase in the sales volume of the Company's hard-shell upper body protector and knee brace product lines. Additionally, initial shipments of the highly anticipated Moto 5.5 off-road motorcycle boots contributed to this increase.

Our helmets accounted for $2.93 million and $3.76 million, or 10% and 16% of our revenues for the years ended December 31, 2019 and 2018, respectively. Although sales of the Company's DBX 3.0 Enduro and DBX 4.0 helmets designed for extreme mountain biking continued to increase, the 22% decrease in helmet revenues is primarily due to a decrease in the sales volume of the Company's GPX line of helmets for off-road motorcycle use. The Company continues to refine its innovative pipeline of helmet product offerings and global marketing campaigns in order to increase global helmet sales.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $5.66 million and $3.27 million, or 20% and 13% of our revenues for the years ended December 31, 2019 and 2018, respectively. The 73% increase in our other products, parts and accessories is primarily due to the continued shipping of our Velocity 6.5 line of goggles to our customers globally as demand continues to grow in the United States and abroad.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2019 and 2018 were $15.31 million and $12.82 million, respectively. Gross Profit for the years ended December 31, 2019 and 2018 were $13.01 million or 46% of revenues and $11.57 million, or 47% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 21% and 24% of our revenues for the years ended December 31, 2019 and 2018, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2019 and 2018 were $46,460 and $43,686, respectively. The 6% increase in product royalty income is primarily due to an increase in the sale of licensed products by licensees during the 2019 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2019 and 2018 were $3,271,018 and $2,808,090, respectively. This 16% increase in salaries and wages during the 2019 period was primarily due to the employment of additional in-house professional sales personnel that are based in the United States and Europe.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2019 and 2018 were $357,460 and $445,534, respectively. This 20% decrease in commissions and consulting expenses is primarily the result of a decrease in sales commissions paid to sales representatives in the United States and abroad as the Company continues to restructure its international sales commission structure and employ in-house sales professionals in the United States.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2019 and 2018 were $725,986 and $611,269, respectively. The 19% increase in professional fees is primarily due to increased spending on product liability litigation during the 2019 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2019 and 2018 were $1,989,959 and $1,881,368, respectively. This $108,591, or 6%, increase in advertising and marketing expenditure is primarily due to the production and implementation of global marketing campaigns that include print and online advertising, social media engagement with consumers and athlete sponsorship designed to market the company's growing product range and global consumer brand.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2019 and 2018 were $279,827 and $278,592, respectively. Although office and warehouse operating lease expenditures increased in line with lease escalation clauses globally, a decrease in utility costs partially offset these increases resulting in the marginal 0.4% increase in office lease and expenses.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2019 and 2018 were $1,491,155 and $1,412,866, respectively. This 6% increase in research and development costs is primarily the result of increased expenditures on development costs incurred as the Company continues to expand its pipeline of innovative protective gear.

Bad Debt Expense - Bad debt expense for the years ended December 31, 2019 and 2018 were $203,253 and $96,755, respectively. This 110% increase in bad debt expense is primarily as a result of the write-off of higher value unrecoverable debts owing to the Company during the 2019 period.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2019 and 2018 were $1,952,121 and $1,873,502, respectively. The 4% increase in general and administrative expenses is primarily the result of an increase in direct selling merchant fees and travel costs incurred on sales and marketing activities aimed at generating revenue for the Company globally.

Impairment loss - Impairment loss for the years ended December 31, 2019 and 2018 was $0 and $25,000, respectively. The 100% decrease in impairment loss is primarily as a result of the impairment of Company purchased patents during the year ended December 31, 2018 that was written off during the year ended December 31, 2019.

Intangible asset write-off - Intangible asset write-off for the years ended December 31, 2019 and 2018 was $41,511 and $0, respectively. The 100% increase in intangible asset write-off is primarily as a result of the write-off of a previously impaired Company purchased patent during the year ended December 31, 2019.

Depreciation Expense - Depreciation expense for the years ended December 31, 2019 and 2018 was $760,217 and $695,605, respectively. The 9% increase in depreciation expense is primarily due to the addition of moulds and tooling utilized in the production of the Company's growing product categories.

Total Operating Expenses - Total operating expenses increased by $943,926 to $11,072,507 for the year ended December 31, 2019 or 9%, compared to $10,128,581 in the 2018 period. This increase is primarily due to increases in salaries, professional fees and marketing expenses that were partially offset by a decrease in commission and consulting expenditures discussed above.

Net Income - The net income after income taxes for the year ended December 31, 2019 was $1,375,728, as compared to a net income after income taxes of $1,196,844 for the 2018 period. This 15% increase in net income is primarily due to the 16% increase in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2019, we had cash and cash equivalents of $2.07 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $1.71 million and short-term investments of $0.06 million at December 31, 2018. The following table sets forth a summary of our cash flows for the periods indicated:

December 31,
	2019	2018
Net cash provided by operating activities	$ 845,608	$ 1,138,855
Net cash used in investing activities	$ (863,023)	$ (976,870)
Net cash provided by in financing activities	$ 309,346	$ 63,998
Effect of exchange rate changes on cash and cash equivalents	$ 71,033	$ (34,240)
Net increase in cash and cash equivalents	$ 362,964	$ 191,743
Cash and cash equivalents at the beginning of period	$ 1,709,900	$ 1,518,157
Cash and cash equivalents at the end of period	$ 2,072,864	$ 1,709,900

Cash increased by $362,964 or 21%, for the year ended December 31, 2019. The primary sources of cash during 2019 were a net income of $1,375,728, and an increase in accounts payable of $2,646,499. The primary uses of cash during calendar year 2019 were an increase in inventory of $3,866,084 and increased capital expenditures of $874,104 relating primarily to the commissioning of moulds and tooling that will be used in the production of the Company's increasing product range.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank as well, as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both domestically as well as internationally.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the one year periods ended December 31, 2019 and 2018, the Company paid an aggregate of $56,819 and $60,915 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the one-year periods ended December 31, 2019 and 2018, the Company paid an aggregate of $485,220 and $456,744 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 29, 2019, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $112,538 in eleven payments of $10,540 at a 5.990% annual interest rate, commencing on June 1, 2019 and ending on April 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2019, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 10, 2019, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2019, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of December 31, 2019, $300,000 of the line of credit was advanced leaving $700,000 of the line of credit available at December 31, 2019.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, estimating allowances for doubtful accounts receivable, inventory valuation, impairment of long-lived assets, leases and accounting for income taxes.

Revenue and Cost Recognition - On January 1, 2018, the Company adopted ASC 606 "Revenues from Contracts with Customers" using the modified retrospective method, applied to those contracts which were not completed as of January 1, 2018.  The adoption of ASC 606 did not result in an adjustment to the opening balance of retained earnings at January 1, 2018. Based upon the Company's review, and the interpretive guidance that has been issued and examined, the adoption of this standard did not have a material impact on our consolidated financial statements. In particular, the Company has performed a detailed review of its revenue arrangements, which includes product sales and royalty payments in compliance with FASB ASC topic 606. The Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

All manufacturing of Leatt products is performed by third party subcontractors that a predominately based in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2019 and December 31, 2018 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2019 and 2018 was $104,704 and $83,399, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December 31, 2019 and 2018 was $109,127 and $83,004, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2019 and 2018.

Operating Leases - The Company adopted ASU 2016 "Leases", effective January 1, 2019, using the modified retrospective transition method.  The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets ("ROU''), and lease liability obligations are included in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made, and excludes lease incentives and lease direct costs. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 5 "Leases", in the Notes to Consolidated Financial Statements for additional information.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.  A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 67% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2019 and 2018 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2019, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2019 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2019 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 2, 2020.

Name	Age	Title
Dr. Christopher James Leatt	51	Founder, Chairman and Research & Development Consultant
Sean Macdonald	42	CEO, CFO, President and Director
Jeffrey Joseph Guzy	68	Director

DR. CHRIS LEATT: Dr. Leatt, aged 51, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 42, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 68, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working with CoJax Oil and Gas Corporation and PrecyseTech. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation. He serves as an independent director of Brownies Marine Group (OTC.BWMG) a public company.

There are no agreements or understandings for any of our executive officers, directors or significant employees to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Qualifications, Attributes, Skills and Experience Represented on the Board

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the board as a whole, in light of our current needs and business priorities. The Board believes that each director is a recognized person of high integrity with a proven record of success in his or her field. Each director demonstrates innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to the business and operations of the Company. In addition to the foregoing qualifications, the Board has assessed the intangible qualities including the director's ability to ask difficult questions and, simultaneously, to work collegially. The Board also considers diversity of age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Set forth below is a tabular disclosure summarizing some of the specific qualifications, attributes, skills and experiences of our directors.

Name	Title	Qualifications
Dr. Christopher James Leatt	Founder, Chairman and Head of Research & Development	•	Dr. Leatt holds a Bachelor of Medicine and Bachelor of Surgery Degree and is the inventor of the Leatt Brace® and the Founder of the Company.
		•	He supports the Company's research and development department and has an intimate knowledge of the Company's innovative products.
		•	He contributes invaluable long-term knowledge of the Company's business and operations and extensive experience in the industry.
Sean Macdonald	CEO, CFO, President and Director	•	Mr. Macdonald is a registered Chartered Accountant and holds a Bachelor of Commerce Degree in Finance and Information Systems and a Post-Graduate Diploma in Accounting.
		•	His invaluable experience in finance and accounting provides insight for the implementation of effective operational, financial and strategic leadership of the Company.
Jeffrey Joseph Guzy	Director	•	Through his MBA in Strategic Planning & Management and his knowledge of U.S. capital markets, Mr. Guzy provides invaluable guidance and perspective to the Board.
		•	He has also served as the Company's President and has invaluable long-term knowledge of the Company's business and operations.

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

Except as set forth in our discussion below in "Certain Relationships and Related Transactions, and Director Independence - Transactions with Related Persons," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Significant Employees

Name	Age	Position
Erik Olsson	52	International General Manager and Head of International Distribution
Todd Repsher	49	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 52, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 49, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over fifteen years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

Stockholder Communication with the Board of Directors

Stockholders may communicate with the Board by sending a letter to our Board of Directors, c/o Corporate Secretary, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550 for submission to the board or committee or to any specific director to whom the correspondence is directed. Stockholders communicating through this means should include with the correspondence evidence, such as documentation from a brokerage firm, that the sender is a current record or beneficial stockholder of the Company. All communications received as set forth above will be opened by the Corporate Secretary or his designee for the sole purpose of determining whether the contents contain a message to one or more of our directors.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2017	60,000	8,000	--	40,872	--	--	437,312	546,184
	2018	63,000	--	--	28,288	--	--	469,385	560,673
	2019	66,000	--	--	45,454	--	--	485,220	596,674
Sean Macdonald, President, CEO, CFO and Director	2017	253,080	40,935	--	61,308	--	--	--	355,323
	2018	254,262	50,000	--	42,432	--	--	--	346,694
	2019	269,901	60,000	--	68,181	--	--	--	398,082
Todd Repsher U.S. National sales manager	2017	183,600	--	--	14,196	--	--	--	197,796
	2018	183,600	17,500	--	14,196	--	--	--	215,296
	2019	199,434	7,250	--	9,904	--	--	--	216,588
(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company's board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,136,240 (approximately, $172,903) and $51,600 per annum and R210,132 (approximately, $17,008) per year in travel allowance, medical and life insurance benefits, and participation in the Company's Senior Executive Wellness Program. Effective January 1, 2020, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R2,653,787 (approximately $188,896) and $64,101 per annum. Mr. Macdonald further will receive a travel allowance of R111,456 (approximately, $7,933), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we are obligated to pay him an annual base salary of $16,000 per month. Effective, January 1, 2020, the Company and Mr. Repsher agreed to amend his employment agreement to increase his base salary from $16,000 to $16,300 per month.  Mr. Repsher also receives coverage under the Company's employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months' written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days' advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

We had also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt also received coverage under the Company's employment benefit plans as well as the mandatory one week's severance pay for each year of service to the Company. He was also subject to the customary confidentiality covenants. However, on July 8, 2015, the Company terminated this employment agreement and entered into a consulting agreement or Consulting Agreement, with Innovate Services Limited or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2019, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	3/29/2016	--	52,000	$2.60	$135,200
Sean Macdonald	3/29/2016	--	78,000	$2.60	$202,800
Dr. Christopher Leatt	8/24/2017	--	52,000	$1.60	$83,200
Sean Macdonald	8/24/2017	--	78,000	$1.60	$124,800
Dr. Christopher Leatt	2/25/2019	--	52,000	$2.30	$119,600
Sean Macdonald	2/25/2019	--	78,000	$2.30	$179,400

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2019 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Sean Macdonald	78,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Sean Macdonald	78,000	--	--	$1.60	August 23, 2027
Dr. Christopher Leatt	52,000			$2.30	February 24, 2029
Sean Macdonald	78,000			$2.30	February 24, 2029

On February 1, 2012, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, of a 5-year option to purchase 1,300,000 shares of the Company's common stock at $0.04 per share under the Company's 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Dr. Leatt had vested options to purchase 52,000 shares of the Company's common stock at $1.00 per share. On July 26, 2016, Dr. Leatt exercised these options and received 31,200 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company's 2011 Plan, to purchase another 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, and the remaining options to purchase 10,400 shares and 10,400 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019. The remaining 36,400 shall vest as follows 10,400 (20%) on February 25, 2020, 10,400 (20%) on February 25, 2021 and last 15,600 (30%) on February 25, 2022.

On February 1, 2012, the Board of Directors of the Company approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 5-year option to purchase 1,950,000 shares of the Company's common stock at $0.04 per share under the Company's 2011 Plan. After giving effect to the reverse split effected on September 20, 2012, Mr. Macdonald had vested options to purchase 78,000 shares of the Company's common stock at $1.00 per share. On July 28, 2016, Mr. Macdonald exercised these options and received 46,800 shares in a cashless transaction. On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company's 2011 Plan, to purchase another 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated and options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares will vest on 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019. The remaining 36,400 shall vest as follows 15,600 (20%) on February 25, 2020, 15,600 (20%) on February 25, 2021 and last 23,400 (30%) on February 25, 2022.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2019.

On March 29, 2016, the Board approved a grant to Dr. Leatt, a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 60% or 31,200 of which were already vested as at December 31, 2017. Options to purchase another 20% or 10,400 shares, vested as at December 31, 2018, and options to purchase the remaining 20% or 10,400 shares, will vest on December 31, 2019. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 40% or 36,400 of which were already vested as at December 31, 2017. Options to purchase another 30% or 15,600 shares, vested as at December 31, 2018, and options to purchase the remaining 30% or 15,600 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 15,600 of which vested February 25, 2019. Options to purchase another 20%, or 10,400 shares, vest on February 25, 2020, options to purchase another 20% or 10,400 shares, vest on February 25,2021 and options to purchase the remaining 30%, or 15,600 shares vest on February 25, 2022.

On March 29, 2016, the Board approved a grant to Mr. Macdonald, a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 60% or 46,800 of which were already vested as at December 31, 2017. Options to purchase another 20% or 15,200 shares, vested as at December 31, 2018 and the remaining 20%, or 15,200 shares, will vest on December 31, 2019. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 40% or 31,200 of which were vested as at December 31, 2017. Options to purchase another 30% or 23,400 shares, vested on December 31, 2018 and the remaining options to purchase 30% or 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 23,400 of which vested February 25, 2019. Options to purchase another 20%, or 15,600 shares, vest on February 25, 2020, options to purchase another 20% or 15,600 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 23,400 shares vest on February 25, 2022.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company's Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company's common stock at $1.00 per share under the Company's 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and the option to purchase the remaining 9,000 shares vested in equal portions on February 14, 2015, 2016 and 2017, respectively. On February 12, 2019, Mr. Guzy exercised these options to purchase 15,000 shares prior to the February 14, 2019 expiration date.  On November 22, 2016, the Board granted Mr. Guzy a 10-year option under the Company's 2011 Plan, to purchase an additional 10,000 shares of the Company's common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares vested on March 29, 2019. The option will expire on November 21, 2026. On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vest on February 25, 2020, options to purchase another 20% or 3,000 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vest on February 25, 2022.

Pension Benefits

No named executive officers received or held pension benefits and the Company does not maintain a pension benefit plan during the fiscal year ended December 31, 2019.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2019.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2019:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	66,000	-	45,454	-	111,454
Jeffrey J. Guzy	11,220	-	8,592	-	19,812
Sean Macdonald	11,220	-	68,181	-	79,401

Narrative to Director Compensation Table

During the 2019 fiscal year, we paid our directors, other than Dr. Leatt, $935 per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On February 14, 2014, the Board of Directors of the Company approved the grant to Jeff Guzy, one of the Company's Directors, of a 5-year option to purchase an aggregate of 15,000 shares of the Company's common stock at $1.00 per share under the Company's 2011 Plan. The option to purchase an aggregate of 6,000 of the shares vested on February 14, 2014, the grant date and the option to purchase the remaining 9,000 shares vested in equal portions on February 14, 2015, 2016 and 2017, respectively. On February 12, 2019, Mr. Guzy exercised these options to purchase 15,000 shares prior to the February 14, 2019 expiration date.  On November 22, 2016, the Board granted Mr. Guzy a 10-year option under the Company's 2011 Plan, to purchase an additional 10,000 shares of the Company's common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares vested on March 29, 2019. The option will expire on November 21, 2026. On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vest on February 25, 2020, options to purchase another 20% or 3,000 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vest on February 25, 2022. The option will expire on February 24, 2029.

On March 29, 2016, the Board approved the grant to Dr. Leatt of a 10-year option under the Company's 2011 Plan, to purchase another 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2018 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2018 vesting date was eliminated and the option to purchase 15,600 shares vested on March 29, 2017, options to purchase another 10,400 shares vested on March 29, 2018, and the options to purchase the remaining 10,400 shares will vested on March 29, 2019. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017 and another 15,600 of which vested on December 31, 2018. The remaining options to purchase 15,600 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 15,600 of which vested February 25, 2019. Options to purchase another 20% or 10,400 shares, vest on February 25, 2020, options to purchase another 20%, or 10,400 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 15,600 shares vest on February 25, 2022. The option will expire on February 24, 2029.

On March 29, 2016, the Board approved the grant to Mr. Macdonald of a 10-year option under the Company's 2011 Plan, to purchase another 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 30% or 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2016 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2016 vesting date was eliminated. Options to purchase 23,400 shares vested on March 29, 2017 and options to purchase another 15,600 shares vested on March 29, 2018. The remaining options to purchase 15,600 shares vested on March 29, 2019. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 31,200 of the shares vested on December 31, 2017, options to purchase another 23,400 of the shares vested on December 31, 2018 and options to purchase the remaining 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 23,400 of which vested February 25, 2019. Options to purchase another 20% or 15,600 shares, vest on February 25, 2020, options to purchase another 20% or 15,600 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 23,400 shares vest on February 25, 2022. The option will expire on February 24, 2029.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company's investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. As compensation for his services Dr. Leatt will receive a base fee of $5,500 per month, approved expenses for travel, medical and life insurance benefits and participation in the Company's Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

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

• The Company may at the discretion of the board of directors' purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 2, 2020, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,160,114	39.15%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	59,167	1.09%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	241,800	4.33%
X	-	All officers and directors as a group (persons named above)		2,461,081	42.95%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers(7)		393,688	7.39%
-	X			24,000	20.00%
X		Christian Matthias Weise		398,096	7.07%

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

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)

As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 5,386,723 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable within 60 days have been included in the denominator.

(4)

Represents (a) 2,025,107 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027 and (d) a vested option to purchase 26,000 shares of common stock at $2.30 per share which will expire on February 24, 2029. On March 29, 2016, Dr. Leatt was granted options to purchase 52,000 shares of the Company's common stock at $2.60 per share under the Company's 2011 Plan, 15,600 shares of which immediately vested, 15,600 shares of which vested on March 29, 2017, another 10,400 of which vested on March 29, 2018, and the remaining 10,400 of which vested on March 29, 2019.  On August 24, 2017, the Company's Board of Directors approved a grant to Dr. Leatt of another 10- year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 20,800 shares vested on December 31, 2017, options to purchase another 15,600 shares vested on December 31, 2018 and options to purchase the remaining 15,600 shares vested on December 31, 2019.  On February 25, 2019, Dr. Leatt was granted options to purchase another 52,000 shares of the Company's common stock at $2.30 per share under the Company's 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 15,600 shares immediately vested, options to purchase another 20% or 10,400 shares vested on February 25, 2020.  Options to purchase another 20% or 10,400 shares will vest on February 25, 2021, and options to purchase the remaining 30% or 15,600 shares will vest on February 25, 2022.

(5)

Represents (a) 41,667 shares of common stock directly held by Mr. Guzy, (b) a vested option to purchase 10,000 shares of common stock at $2.60 per share which expires on November 21, 2026 and (c) a vested option to purchase 7,500 shares of common stock at $2.30 per share which expires on February 24, 2029. On November 22, 2016, Mr. Guzy received a 10-year option to purchase 10,000 shares of the Company's common stock at $2.60 per share under the Company's 2011 Plan. Options to purchase 6,000 shares vested on March 29, 2017, options to purchase another 2,000 shares vested on March 29, 2018, and options to purchase the remaining 2,000 shares vested on March 29, 2019.  On February 25, 2019, Mr. Guzy was granted options to purchase another 15,000 shares of the Company's common stock at $2.30 per share under the Company's 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 4,500 shares immediately vested, and options to purchase another 20% or 3,000 shares vested on February 25, 2020.  Options to purchase another 20% or 3,000 will vest on February 25, 2021, and options to purchase the remaining 30% or 4,500 will vest on February 25, 2022.

(6)

Represents (a) 46,800 shares of common stock directly held by Mr. Macdonald, (b) a vested option to purchase 78,000 shares of common stock at $2.60 per share which expires on March 29, 2026, (c) a vested option to purchase 78,000 shares of common stock at $1.60 per share which will expire on August 23, 2027 and (d) a vested option to purchase 39,000 shares of common stock at $2.30 per share which will expire on February 24, 2029. On March 29, 2016, the Company's Board of Directors approved a grant to Mr. Macdonald of a 10-year option to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share under the 2011 Plan, 23,400 of which immediately vested. Options to purchase 23,400 vested on March 29, 2017, options to purchase another 15,600 vested on March 29, 2018, and options to purchase the remaining 15,600 vested on March 29, 2019. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan. Options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 shares vested on December 31, 2018, and options to purchase the remaining 23,400 vested on December 31, 2019. On February 25, 2019, Mr. Macdonald was granted options to purchase another 78,000 shares of the Company's common stock at $2.30 per share under the Company's 2011 Plan which will expire on February 24, 2029. Options to purchase 30% or 23,400 shares immediately vested, and options to purchase another 20% or 15,600 shares vest on February 25, 2020.  Options to purchase another 20% or 15,600 shares will vest on February 25, 2021, and options to purchase the remaining 30% or 23,400 shares will vest on February 25, 2022.

(7)	Includes 24,488 shares of common stock held by members of Mr. De Villiers's immediate family.

Changes in Control

We do not currently have any arrangements which if consummated may result in a change of control of our Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $56,819 and $60,915 for the years ended December 31, 2019 and 2018, respectively.

In July 2015, the Company entered into a consulting agreement with Innovate Services Limited, a Seychelles limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446.  Fees paid to Innovate totaled $485,220 and $456,744 for the years ended December 31, 2019 and 2018, respectively.

Simultaneously with the closing of the Consulting Agreement, the Company also entered into a Side Letter Agreement, dated July 8, 2015, with Dr. Leatt, pursuant to which the parties agreed to terminate Dr. Leatt's existing employment agreement, dated as of May 15, 2015, with the Company in its entirety, in lieu of Dr. Leatt undertaking to perform the services under the Consulting Agreement. Under the terms of the Side Letter, Dr. Leatt also agreed, among other things: (1) not to perform services similar to the services provided under the Consulting Agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovate or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the Consulting Agreement, and the Company will have the right to adjust the amount of the fees payable under the Consulting Agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.

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

Policies and Procedures for Review, Approval or Ratification of Transactions with Related Persons

As we increase the size of our board of directors to include additional independent directors, we expect to prepare and adopt a written related-person transactions policy that sets forth our policies and procedures regarding the identification, review, consideration and approval or ratification of "related-persons transactions." For purposes of our policy only, a "related-person transaction" will be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any "related person" are participants involving an amount that exceeds $120,000. Transactions involving compensation for services provided to us as an employee, director, consultant or similar capacity by a related person will not be covered by this policy. A related person will be any executive officer, director or a holder of more than five percent of our common stock, including any of their immediate family members and any entity owned or controlled by such persons.

We anticipate that, where a transaction has been identified as a related-person transaction, the policy will require management to present information regarding the proposed related-person transaction to our audit committee (or, where approval by our audit committee would be inappropriate, to another independent body of our board of directors) for consideration and approval or ratification. Management's presentation will be expected to include a description of, among other things, the material facts, the direct and indirect interests of the related persons, the benefits of the transaction to us and whether any alternative transactions are available.

To identify related-person transactions in advance, we are expected to rely on information supplied by our executive officers, directors and certain significant stockholders. In considering related-person transactions, our board of directors will take into account the relevant available facts and circumstances including, but not limited to:

• the risks, costs and benefits to us;

• the impact on a director's independence in the event the related person is a director, immediate family member of a director or an entity with which a director is affiliated;

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffery Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Audit Fees	$124,500	$119,200
Audit-Related Fees	14,672	11,767
Tax Fees	9,276	9,097
Other fees	260	1,000
TOTAL	148,708	141,064

"Audit Fees" consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

"Audit-Related Fees" consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned "Audit Fees" above.

"Tax Fees" consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

"All Other Fees" consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2019.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.5	Lease Agreement, dated December 15, 2018, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Leatt Distributor General Business Terms and Conditions, Effective February 1, 2020

10.7*	Premium Finance Agreement, dated October 10, 2019, between AFCO Acceptance Corp. and Leatt Corp.
10.8*	Premium Finance Agreement, dated May 29, 2019, between AFCO Acceptance Corp. and Leatt Corp.
10.9*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.11	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.12	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.13	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.14	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.15	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2019is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2020

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 24, 2020
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 24, 2020
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 24, 2020
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

Effective January 1, 2019, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC Topic 842, Leases, (ASC 842)”). Effects of the application of ASC 842 are further discussed in Notes 2 and 5 to the consolidated financial statements.

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

Vienna, Virginia

March 24, 2020

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2019 AND 2018

ASSETS
	2019	2018
Current Assets
Cash and cash equivalents	$2,072,864	$1,709,900
Short-term investments	58,239	58,232
Accounts receivable	2,956,012	2,049,331
Inventory	8,655,176	4,815,215
Payments in advance	447,476	473,286
Prepaid expenses and other current assets	1,129,067	1,247,233
Total current assets	15,318,834	10,353,197

Property and equipment, net	2,431,061	2,317,490
Operating lease right-of-use assets, net	411,956	-

Other Assets
Deposits	26,642	25,380
Intangible assets	-	40,466
Total other assets	26,642	65,846

Total Assets	$18,188,493	$12,736,533

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,425,681	$2,779,182
Note payable to bank	300,000	-
Operating lease liabilities, current	190,765	-
Income tax payable	592,661	70,258
Short term loan, net of finance charges	576,474	582,128
Total current liabilities	7,085,581	3,431,568

Deferred tax liabilities, net	-	170,900
Deferred Compensation	160,000	80,000
Operating lease liabilities, net of current portion	221,191	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 and 5,370,028 shares issued and outstanding	130,068	130,053
Additional paid - in capital	8,079,774	7,868,119
Accumulated other comprehensive loss	(529,045)	(609,303)
Retained earnings	3,037,924	1,662,196
Total stockholders' equity	10,721,721	9,054,065

Total Liabilities and Stockholders' Equity	$18,188,493	$12,736,533

The accompanying notes are an integral part of these consolidated financial statements.	F-3

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Revenues	$28,317,817	$24,392,312

Cost of Revenues	15,311,013	12,820,453

Gross Profit	13,006,804	11,571,859

Product Royalty Income	46,460	43,686

Operating Expenses
Salaries and wages	3,271,018	2,808,090
Commissions and consulting expenses	357,460	445,534
Professional fees	725,986	611,269
Advertising and marketing	1,989,959	1,881,368
Office lease and expenses	279,827	278,592
Research and development costs	1,491,155	1,412,866
Bad debt expense	203,253	96,755
General and administrative expenses	1,952,121	1,873,502
Impairment loss	-	25,000
Intangible asset write-off	41,511	-
Depreciation	760,217	695,605
Total operating expenses	11,072,507	10,128,581

Income from Operations	1,980,757	1,486,964

Other Income (Expenses)
Interest and other income (expenses), net	(38,300)	39,120
Total other income (expenses)	(38,300)	39,120

Income Before Income Taxes	1,942,457	1,526,084

Income Taxes	566,729	329,240

Net Income Available to Common Shareholders	$1,375,728	$1,196,844

Net Income per Common Share
Basic	$0.26	$0.22
Diluted	$0.25	$0.22

Weighted Average Number of Common Shares Outstanding
Basic	5,385,249	5,366,712
Diluted	5,546,098	5,532,339

Comprehensive Income
Net Income	$1,375,728	$1,196,844
Other comprehensive income, net of $8,600 and $25,200 deferred income taxes in 2019 and 2018
Foreign currency translation	80,258	(124,017)

Total Comprehensive Income	$1,455,986	$1,072,827

The accompanying notes are an integral part of these consolidated financial statements.	F-4

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2018	120,000	$3,000	5,366,382	$130,053	$7,687,367	$(485,286)	$465,352	$7,800,486

Compensation cost recognized in connection with stock options	-	-	-	-	180,752	-	-	180,752

Options exercised on a cashless basis	-	-	3,646	-	-	-	-	-

Net income	-	-	-	-	-	-	1,196,844	1,196,844

Foreign currency translation adjustment	-	-	-	-	-	(124,017)	-	(124,017)

Balance, December 31, 2018	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	$1,662,196	$9,054,065

Compensation cost recognized in connection with stock options	-	-	-	-	196,670	-	-	196,670

Exercise of stock options	-	-	15,000	15	14,985	-	-	15,000

Options exercised on a cashless basis	-	-	1,695	-	-	-	-	-

Net income	-	-	-	-	-	-	1,375,728	1,375,728

Foreign currency translation adjustment	-	-	-	-	-	80,258	-	80,258

Balance, December 31, 2019	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

The accompanying notes are an integral part of these consolidated financial statements.	F-5

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	2019	2018

Cash flows from operating activities
Net income	$1,375,728	$1,196,844
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	760,217	695,605
Deferred income taxes	(170,900)	132,800
Stock-based compensation	196,670	180,752
Bad debts reserve	21,305	(1,584)
Inventory reserve	26,123	25,196
Gain on sale of property and equipment	(2,592)	(1,260)
Impairment loss	-	25,000
Intangible asset write-off	41,511	-
(Increase) decrease in:
Accounts receivable	(927,986)	372,909
Inventory	(3,866,084)	193,899
Payments in advance	25,810	91,838
Prepaid expenses and other current assets	118,166	(399,791)
Income tax refunds receivable	-	130,171
Deposits	(1,262)	701
Increase (decrease) in:
Accounts payable and accrued expenses	2,646,499	(1,654,483)
Income taxes payable	522,403	70,258
Deferred compensation	80,000	80,000
Net cash provided by operating activities	845,608	1,138,855

Capital expenditures	(874,104)	(978,167)
Proceeds from sale of property and equipment	11,088	1,308
Increase in short-term investments, net	(7)	(11)
Net cash used in investing activities	(863,023)	(976,870)

Cash flows from financing activities
Issuance of common stock	15,000	-
Proceeds from note payable to bank, net	300,000	-
Proceeds from (repayments of ) short-term loan, net	(5,654)	63,998
Net cash provided by financing activities	309,346	63,998

Effect of exchange rates on cash and cash equivalents	71,033	(34,240)

Net increase in cash and cash equivalents	362,964	191,743

Cash and cash equivalents - beginning of year	1,709,900	1,518,157

Cash and cash equivalents - end of year	$2,072,864	$1,709,900

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,814	$16,110
Cash paid for income taxes	$264,381	$100,892

Other noncash investing and financing activities
Common stock issued for services	$196,670	$180,752

The accompanying notes are an integral part of these consolidated financial statements.	F-6

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

The Company’s products are manufactured predominately in China and sold to customers worldwide through a global network of distributors and dealers. Leatt also acts as the original equipment manufacturer for neck braces and other personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company’s acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company’s wholly-owned subsidiary, Two Eleven Distribution, LLC (“Two Eleven”) a California limited liability company. Research and development efforts, global sales and global operations are managed out of the Company’s foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt products in the United States. United States sales and marketing are managed by Two Eleven located in Santa Clarita, California. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (Pty) Ltd (“Three Eleven”) which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. This patent was subsequently impaired in 2018 and written off entirely in 2019.

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

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates (Continued) - the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition – On January 1, 2018, the Company adopted ASC 606 “Revenue from Contracts with Customers” using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The adoption of ASC 606 did not result in an adjustment to the opening balance of retained earnings in the Company’s consolidated balance sheet at January 1, 2018.

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

All manufacturing of Leatt products is performed by third party subcontractors that are predominantly based in China. The Company’s products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company’s e-commerce website (collectively the “customers”).

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

DECEMBER 31, 2019 AND 2018

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

In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2019	% of Revenues	2018	% of Revenues
Consumer and athlete direct revenues	$1,370,776	5%	$1,093,154	4%
Dealer direct revenues	8,851,606	31%	8,062,028	34%
International distributor revenues	18,095,435	64%	15,237,130	62%
	$28,317,817	100%	$24,392,312	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2019 and December 31, 2018 was $-0-, and $-0-, respectively.

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

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

Operating leases – As further described under Recently Adopted Accounting Pronouncements, the Company adopted ASU 2016-02, “Leases”, effective January 1, 2019 using the modified retrospective transition method. The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of- use assets (“ROU”), and lease liability obligations are included in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising form the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 5 for additional information.

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

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2019 and 2018 was $104,704 and $83,399, respectively.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2019 and 2018 was $109,127 and $83,004, respectively.

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

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2019 and 2018.

Intangible Assets - The Company’s intangible assets consist of acquired patents with an indefinite useful life and are thus not amortized. Intangible assets are carried at cost less impairment. The Company recognized an impairment loss for the year ended December 31, 2018 of $25,000. In 2019 the Company determined that the patent had no economic value and wrote-off the remining value of $41,511.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $62,225 over eleven months including interest at 4.990% and has been paid in full. The current short-term loan is payable in monthly installments of $70,468 over eleven months including interest at 5.740%.

The previous South African short-term loan that was payable in monthly installments of $1,629 over a ten-month period at a flat interest rate of 4.10% was repaid October 2019.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short-term Loan (continued) - The current short-term loan effective January 1, 2020 is payable in monthly installments of $4,595 over a ten-month period at a flat interest rate of 4.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $9,181 over eleven months including interest at 4.990% and has been paid in full. The current short-term loan is payable in monthly installments of $10,540 over eleven months including interest at 5.990%.

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

Patent-related Costs - In connection with the Company’s license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $137,168 and $148,308, respectively for the years ended December 31, 2019 and 2018.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company’s reporting currency. Assets and liabilities of the Company’s foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders’ equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized gains (losses) on foreign currency translation adjustments totaled $80,258 and ($124,017) during the years ended December 31, 2019 and 2018, respectively.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

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

Income Taxes - The Company uses the asset and liability approach to account for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes includes taxes currently payable, if any, plus the net change during the year in deferred tax assets and liabilities recorded by the Company.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2019, and 2018, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2019, the Company had 856,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 567,000 shares that were anti- dilutive and therefore, not included in diluted net income per share. For the year ended December 31, 2018, the Company had 630,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 187,000 shares, outstanding that were dilutive, and options to purchase 323,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income at December 31, 2019 and 2018 represents cumulative translation adjustments related to the Company’s foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2019, and 2018, the Company’s uninsured bank balances totaled $1,776,931 and $1,477,240, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2019 and 2018, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 11% and 12%, respectively, of annual U.S. revenue.

As of December 31, 2019, and 2018, $35,217, or 1% and $55,306, or 3% of the Company's accounts receivable, respectively, were due from this customer. For both the years ended December 31, 2019 and 2018, the Company's international revenue was concentrated in one customer that accounted for approximately 8%, of annual international revenue. As of both December 31, 2019, and 2018, $0, or 0%, of the Company's accounts receivable, respectively, were due from this international customer. The Company generates revenue both in the United States and internationally. For the years ended December 31, 2019 and 2018, annual revenues associated with international customers were $18,897,942 and $16,090,800, or 67% and 66% of total revenue, respectively.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recently Adopted Accounting Pronouncements - In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification 842 (“ASC 842”). ASC 842 requires a dual approach for lessee accounting under which a lessee accounts for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (“ROU”) asset and a corresponding lease liability. For finance leases, the lessee recognizes interest expense and amortization of the ROU asset and for operating leases the lessee will recognize a straight- line total lease expense. The Company adopted ASC 842 on January 1, 2019. In July 2018, the FASB issued Accounting Standards Update (“ASU) 2018-11, “Leases (Topic 842): Targeted Improvements,” which provided entities the option to use the effective date as the date of initial application on transition to the new guidance. The Company elected this transition method, and as a result, the Company did not adjust comparative information for prior periods. The adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease ROU assets of $617,285 and operating lease liabilities of $617,285, as of January 1, 2019. Finance leases were not impacted by the adoption of ASC 842, as finance lease liabilities and the corresponding ROU assets were already recorded in the balance sheet, if applicable, under the previous guidance. See Note 5 for additional information regarding the adoption of ASC 842. The adoption did not materially impact the Company’s consolidated statements of operations and comprehensive income or cash flows.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation”, which aligns the measurement and classification guidance for share-based payments to non-employees with the guidance for share-based payments to employees. Under the new guidance, the measurement period for equity-classified non-employee awards will be fixed at the grant date. This update was effective for annual periods beginning after December 15, 2018, and interim periods within those periods and early adoption is permitted. The Company adopted the new standard effective January 1, 2019 and it did not have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, "Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income," which provides for an election to reclassify stranded tax effects within accumulated other comprehensive income/(loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017. This standard was effective for interim and annual reporting periods beginning after December 15, 2018, and early adoption is permitted. The Company adopted the new standard effective January 1, 2019 and it did not have a material impact on the consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted - In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and in November 2018 issued ASU 2018-19, which amended the standard. The standard introduces an approach, based on expected losses, to estimate credit losses on certain types of financial instruments and modifies the impairment model for available-for-sale debt securities. The new approach to estimating credit losses (referred to as the current expected credit losses model) applies to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases and offbalance-sheet credit exposures. This standard is effective for the Company on January 1, 2020. Entities are required to apply the standard’s

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted (continued) - provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company is currently assessing the impact but does not expect it will have a material impact on the consolidated financial statements.

NOTE 3 - INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. Our products are manufactured by third parties predominantly in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2019 and 2018 was $109,127 and $83,004, respectively. During the years ended December 31, 2019 and 2018 the Company wrote off and destroyed $78,972 and $146,073, respectively, of inventory which was deemed to be obsolete.

NOTE 4 - PROPERTY AND EQUIPMENT

 Property and equipment as of December 31, 2019, and 2018 consisted of the following:

	2019	2018

Land	$345,241	$336,550
Moulds and tools	5,471,031	4,751,026
Computer equipment and software	510,932	487,970
Office and other equipment	505,965	449,156
Vehicles	236,703	203,907
Leasehold improvements	144,182	125,217
	$7,214,054	$6,353,826

Accumulated depreciation	(4,782,993)	(4,036,336)
Property and equipment, net	$2,431,061	$2,317,490

NOTE 5 - LEASES

The Company has three non-cancelable operating leases, two for office and warehousing space and one for office machinery, that expire in December 2020, March 2022 and April

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 5 - LEASES (continued)

2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. Below is a summary of the Company’s Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2019:

Assets
Operating lease ROU assets	$411,956

Liabilities
Operating lease liabilities, current	$190,765
Operating lease liabilities, net of current portion	221,191
Total operating lease liabilities	$411,956

During the year ended December 31, 2019, the Company recognized $206,799 in operating lease expenses, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income.

Generally, the Company’s lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2019
Weighted average remaining lease term	3 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of December 31, 2019 were as follows:

Year ended December 31,	Amounts under Operating Leases
2020	$227,392
2021	175,659
2022	58,973
Total minimum lease payments	$462,024
Less: amount representing interest	$(50,068)
Total operating lease liabilities	$411,956

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 5 - LEASES (Continued)

Supplemental cash flow information for the year ended December 31, 2019 is as follows:

Year Ended
December 30,
2019
Cash paid for amounts included in the measurement of lease liabilities	$223,016
Right-of-use assets obtained in exchange for lease obligations	$617,285

NOTE 6 - PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company’s products. Payments in advance of $447,476 and $473,286 as of December 31, 2019 and 2018 are recorded in current assets on the consolidated balance sheets.

NOTE 7 - REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of December 31, 2019, $300,000 of the line of credit was advanced leaving $700,000 of the line of credit available for advance at December 31, 2019.

NOTE 8 - DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a one-time gross bonus payment. For the duration of this Agreement, the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense. As of December 31, 2019 and 2018, the Company has recorded $160,000 and $80,000, respectively as a liability for deferred compensation with respect to this Agreement.

NOTE 9 - STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options,

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum number of shares from 460,000 to 920,000. In December 2018, the shareholders approved an increase in the maximum shares from 920,000 to 1,120,000. The maximum number of shares of common stock which may be issued under the Plan is 1,120,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one Fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five-year or ten-year period. Shares are generally issued at the fair market value on the date of issuance.

In March 2016, options to purchase 323,000 of the Company’s common stock were granted to key employees and to the outside director under the Plan at an exercise price of $2.60 per share, exercisable over 5-year period. On the date of grant, 27% of the shares underlying these options immediately vested with a compensation expense of $154,440 and the remaining 73% of the shares were unvested with unrecognized compensation values of $426,960. The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted in March 2016 was $1.80 per share. On March 29, 2017, 30% of the shares underlying these options vested with a compensation expense of $173,880. On March 29, 2018, 26% of the shares underlying these options vested with a compensation expense of $148,680. In February 2019, 6,000 outstanding options were cancelled (3,000 shares due to vest in March 2019 and 3,000 shares in March 2020) due to the resignation of an employee with unvested options. On March 29, 2019, 15% of the shares underlying these options vested with a compensation expense of $88,260. As of December 31, 2019, the remaining 2% of the shares were unvested with an unrecognized compensation value of $16,260.

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification. The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value. Additional compensation expense for the 27% already vested shares of $1,716 was recognized and included in share-based compensation during the year ended December 31, 2016, with the additional 73% unvested shares having an additional unrecognized compensation value of $4,744. During the years ended December 31, 2017, 2018 and 2019, $1,932, $1,652 and $920, respectively, was recognized and included in share-based compensation. As of December 31, 2019, additional unrecognized share-based compensation relating to the remaining 2% of the unvested shares was $120.

In August 2017, options to purchase 169,000 of the Company’s common stock were granted to key employees and director under the Plan at an exercise price of $1.60 per

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 - STOCKHOLDERS’ EQUITY (continued)

share, exercisable over 10-year period. On December 31, 2017, 40% of the shares underlying these options vested with a compensation expense of $40,560. On December 31, 2018, 30% of the shares underlying these options vested with a compensation expense of $30,420. On December 31, 2019, the remaining 30% of the shares underlying these options vested with a compensation expense of $30,420. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted in August 2017, was $0.60 per share.

In February 2019, options to purchase 250,000 of the Company’s common stock were granted to key employees and directors under the Plan at exercise price of $2.30 per share, exercisable over 10-year period. On the date of grant, 30% of the shares underlying these options immediately vested with a compensation expense of $82,530 and the remaining 70% of the shares were unvested with unrecognized compensation values of $192,570. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2019, was $1.10 per share.

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. The values of the options granted was calculated based on the list of assumptions presented below.

		Modification to		2019
	2016 Options	2016 Options	2017 Options	Options
	Granted	Granted	Granted	Granted
Expected terms in years	5	10	10	10
Years Risk-free interest rate	2.20%	2.69%	2.78%	2.84%
Expected volatility	0.88%	0.57%	21.73%	32.35%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2019 and 2018 was $196,670 and $180,752. As of December 31, 2019, there was $208,950 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next 2 years.

A summary of information related to stock option activity during the years ended December 31, 2019 and 2018 is as follows:

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 9 - STOCKHOLDERS’ EQUITY (Continued)

		Weighted -
	Outstanding	Average	Aggregate
	Stock	Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2018	516,000	$1.00 to $2.60	$168,800
Stock options exercised	(6,000)	$1.00
Options outstanding at December 31, 2018	510,000	$1.00 to $2.60	$137,960
Stock options granted	250,000	$2.30
Stock options exercised	(18,000)	$1.00
Stock options cancelled	(6,000)	$2.60
Options outstanding at December 31, 2019	736,000	$1.00 to $2.60	$126,680

Options vested and exercisable at December 31, 2019	555,000	$1.60 to $2.60	$123,180

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2019 is one to ten years.

In addition, on February 14, 2019, the Company issued 15,000 shares of common stock to a director who exercised stock options and 1,695 shares of common stock to an employee who exercised stock options in a cashless exercise. On November 29, 2018, the Company issued 3,646 shares of common stock to employees who exercised stock options in a cashless exercise.

NOTE 10 - INCOME TAXES

The Company’s income tax expense for the years ended December 31, 2019 and 2018 consists of the following components:

	2019	2018
Current
Federal	$531,629	$125,340
State	143,100	45,900
	674,729	171,240
Deferred
Federal	(170,900)	158,000
State	62,900	-
	(108,000)	158,000
Income tax expense	$566,729	$329,240

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 10 - INCOME TAXES (Continued)

The Company’s effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2019	2018
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	5.75%	5.75%
Effect of prior year (over) under provision	2.95%	-1.75%
Timing and permanent differences	3.00%	-3.40%
Valuation Allowance	-3.50%	-
	29.20%	21.60%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company’s deferred tax assets (liabilities) at December 31,

2019 and 2018 consist of the following:

	2019	2018
Deferred tax assets:
Accounts receivable	$26,200	$20,800
Inventory	27,300	20,800
Payroll differences	32,100	5,900
Net operating loss carryforwards	1,038,300	1,101,200
Less valuation allowance	(969,100)	(1,101,200)
Deferred tax assets, net	$154,800	$47,500
Deferred tax liabilites:
Depreciation	(154,800)	(218,400)
Deferred tax assets (liabilities), net	$-	$(170,900)

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carryforwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred. Changes in the tax system by certain states has allowed the Company to utilize a portion of its state tax net operating loss carryforwards in 2019. While the future level of profitability is uncertain, due in part to the current global health crisis and its impact on our future levels of profitability, the level of income resulting from the

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 10 - INCOME TAXES (Continued)

decline in tax deprecation expense in future years will be sufficient to utilize a portion of those net operating loss carryforwards. As such, the valuation allowance has been reduced by $69,200 in 2019. In addition, both the gross tax benefit and valuation allowance were reduced in 2019 by $62,900 as a result of the reduction in the amount of available net operating loss carryforwards. In 2018 both the gross tax benefit and valuation allowance decreased by $200,500 due to a reduction in the amount of loss carryforwards. As of December 31, 2019, and 2018, the Company has approximately $12,900,000 and $14,570,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2019, the tax years that remain subject to examination are 2016 to 2019 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2019 or 2018. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company’s consolidated financial statements.

NOTE 11 - RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $284,097 and $304,563 for the years ended December 31, 2019 and 2018. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2019, and 2018, accrued royalties totaled $37,464 and $19,284.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company’s founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $40,435 are payable in terms of the agreement effective, May 15, 2015 and totaled $485,220 and $456,744 for the years ended December 31, 2019 and 2018, respectively.

NOTE 12 - RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company’s U.S. based employees. Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company’s permanent South African based employees.

The Company contributes a minimum of 4% on behalf of the Company’s U.S. based employees to the retirement plan and employees have the discretion to contribute to the retirement plan. The Company contributes a minimum of 4.5% on behalf of the Company’s

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019 AND 2018

NOTE 12 - RETIREMENT PLANS (continued)

S.A. based employees to the provident fund on a salary sacrifice basis. The Company contributed $24,370 and $23,770 on behalf of the Company’s U.S. based employees to the retirement plan and the Company’s South African based employees respectively, during the 2019 period.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

NOTE 14 – SUBSEQUENT EVENTS

The Company’s third-party manufacturers located in China continue to be adversely affected by the global health crisis due to the outbreak of COVID-19 (the “Coronavirus”) in January 2020. Especially as it relates to the closure of factories after the Lunar New Year and restrictions on air travel to and from Asia, as well as travel within Asia, that has restricted the return of production and office workers to the Company’s manufacturers. While the Company does not expect to see a material COVID-19 impact on the Company’s results of operations for the first quarter of 2020, the Company cannot reasonably estimate the related financial impact to the Company’s full-year 2020 and subsequent period financial results given the uncertainties surrounding the duration of the outbreak; its impact on the Company’s manufacturers; and its impact on global consumer recreational and buying behavior. Management is monitoring the situation globally on a daily basis in order to mitigate the potential impact of health crisis’ such as COVID-19 on the Company’s operations and financial performance.

The Company has evaluated all subsequent events through March 24, 2020, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.5	Lease Agreement, dated December 15, 2018, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Leatt Distributor General Business Terms and Conditions, Effective February 1, 2020
10.7*	Premium Finance Agreement, dated October 10, 2019, between AFCO Acceptance Corp. and Leatt Corp.
10.8*	Premium Finance Agreement, dated May 29, 2019, between AFCO Acceptance Corp. and Leatt Corp.
10.9*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.11	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.12	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.13	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.14	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.15	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T

________________________

*	Filed herewith
**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2019is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2019 and 2018; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2019 and 2018; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.