Form 10-Q
period 2020-03-31
Leatt Corp
filed 2020-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2020

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

+(27) 21-557-7257
(Registrant's telephone number, including area code)

__________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer", "accelerated filer", "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2020

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2020	December 31, 2019
	Unaudited	Audited

Current Assets
Cash and cash equivalents	$1,444,890	$2,072,864
Short-term investments	58,245	58,239
Accounts receivable	3,513,588	2,956,012
Inventory	7,136,983	8,655,176
Payments in advance	685,263	447,476
Prepaid expenses and other current assets	1,533,800	1,129,067
Total current assets	14,372,769	15,318,834

Property and equipment, net	2,240,493	2,431,061
Operating lease right-of-use assets, net	351,841	411,956

Other Assets
Deposits	25,230	26,642
Total other assets	25,230	26,642

Total Assets	$16,990,333	$18,188,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,031,360	$5,425,681
Note payable to bank	500,000	300,000
Operating lease liabilities, current	170,008	190,765
Income tax payable	643,477	592,661
Short term loan, net of finance charges	445,831	576,474
Total current liabilities	5,790,676	7,085,581

Deferred Compensation	180,000	160,000
Operating lease liabilities, net of current portion	181,833	221,191

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 shares issued and outstanding	130,068	130,068
Additional paid - in capital	8,145,716	8,079,774
Accumulated other comprehensive loss	(841,332)	(529,045)
Retained earnings	3,400,372	3,037,924
Total stockholders' equity	10,837,824	10,721,721

Total Liabilities and Stockholders' Equity	$16,990,333	$18,188,493

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2020	2019
	Unaudited	Unaudited

Revenues	$7,541,874	$6,090,928

Cost of Revenues	4,018,421	3,228,826

Gross Profit	3,523,453	2,862,102

Product Royalty Income	1,477	8,701

Operating Expenses
Salaries and wages	844,606	876,904
Commissions and consulting expenses	83,436	78,061
Professional fees	321,587	252,968
Advertising and marketing	624,203	563,994
Office lease and expenses	73,814	69,992
Research and development costs	388,204	340,096
Bad debt expense (recovery)	(14,980)	16,521
General and administrative expenses	520,115	467,234
Depreciation	192,052	189,695
Total operating expenses	3,033,037	2,855,465

Income from Operations	491,893	15,338

Other Expenses
Interest and other income (expenses), net	(8,629)	(3,021)
Total other expenses	(8,629)	(3,021)

Income Before Income Taxes	483,264	12,317

Income Taxes	120,816	3,079

Net Income Available to Common Shareholders	$362,448	$9,238

Net Income per Common Share
Basic	$0.07	$-
Diluted	$0.07	$-

Weighted Average Number of Common Shares Outstanding
Basic	5,386,723	5,380,747
Diluted	5,534,890	5,556,134

Comprehensive Income
Net Income	$362,448	$9,238
Other comprehensive income, net of $-0- and $-0- deferred
income taxes in 2020 and 2019
Foreign currency translation	(312,287)	(1,693)

Total Comprehensive Income	$50,161	$7,545

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2020

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2020	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

Compensation cost recognized in connection with stock options	-	-	-	-	65,942	-	-	65,942

Net income	-	-	-	-	-	-	362,448	362,448

Foreign currency translation adjustment	-	-	-	-	-	(312,287)	-	(312,287)

Balance, March 31, 2020	120,000	$3,000	5,386,723	$130,068	$8,145,716	$(841,332)	$3,400,372	$10,837,824

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities
Net income	$362,448	$9,238
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	192,052	189,695
Stock-based compensation	65,942	166,250
Bad debts reserve	(17,572)	14,087
Inventory reserve	(49,610)	1,000
Gain on sale of property and equipment	(351)	-
(Increase) decrease in:
Accounts receivable	(540,004)	(534,275)
Inventory	1,567,803	(1,503,836)
Payments in advance	(237,787)	83,958
Prepaid expenses and other current assets	(404,733)	635,901
Deposits	1,412	25
Increase (decrease) in:
Accounts payable and accrued expenses	(1,394,321)	1,129,423
Income taxes payable	50,816	(21,921)
Deferred compensation	20,000	20,000
Net cash provided by (used in) operating activities	(383,905)	189,545

Cash flows from investing activities
Capital expenditures	(89,899)	(160,353)
Proceeds from sale of property and equipment	351	-
Increase in short-term investments, net	(6)	(1)
Net cash used in investing activities	(89,554)	(160,354)

Cash flows from financing activities
Issuance of common stock	-	15,000
Proceeds from note payable to bank, net	200,000	-
Repayments of short-term loan, net	(130,643)	(198,056)
Net cash provided by (used in) financing activities	69,357	(183,056)

Effect of exchange rates on cash and cash equivalents	(223,872)	(359)

Net decrease in cash and cash equivalents	(627,974)	(154,224)

Cash and cash equivalents - beginning of period	2,072,864	1,709,900

Cash and cash equivalents - end of period	$1,444,890	$1,555,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,255	$5,449
Cash paid for income taxes	$70,000	$25,000

Other noncash investing and financing activities
Common stock issued for services	$65,942	$166,250

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2019 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2020. The consolidated balance sheet as of March 31, 2020 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2020 and 2019, changes in stockholders’ equity for the three months ended March 31, 2020, cash flows for the three months ended March 31, 2020 and 2019, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2020 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $59,517 at March 31, 2020 and $109,127 at December 31, 2019.

Note 3 – Operating Leases – Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. The Company obtained a rent deferral from on of its landlords that provides for a $5,000 reduction in the monthly rent payment from April 1, 2020 through September 30, 2020, with the deferred amount to be paid over the ensuing twelve-month period ending September 30, 2021. The company has elected not to apply the lease modification guidance in ASC Topic 842 to this lease adjustment. The impact of the change in the timing of cash outflows has been reflected in the information presented below. Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Assets
Operating lease ROU assets	$351,841	$411,956

Liabilities
Operating lease liabilities, current	$170,008	$190,765
Operating lease liabilities, net of current portion	181,833	221,191
Total operating lease liabilities	$351,841	$411,956

During the three months ended March 31, 2020, and 2019 the Company recognized $50,144 and $43,454, respectively, in operating lease expenses, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income.

Generally, the Company’s lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of March 31, 2020, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2020
Weighted average remaining lease term	2 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of March 31, 2020 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2020	$133,045
2021	189,777
2022	56,158
Total minimum lease payments	$378,980
Less: amount representing interest	$(27,139)
Total operating lease liabilities	$351,841

Supplemental cash flow information for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$54,794	$42,955
Right-of-use assets obtained in exchange for lease obligations	$-	$500,956

Note 4 – Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of March 31, 2020, $500,000 of the line of credit was advanced leaving $500,000 of the line of credit available for advance at March 31, 2020. The line of credit was paid in full on May 4, 2020.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $70,468 over eleven months including interest at 5.740% and the South African short-term loan is payable in monthly installments of $3,605 over a ten-month period at a flat interest rate of 4.10%.

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

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2020	% of Revenues	2019	% of Revenues
Consumer and athlete direct revenues	$393,812	5%	$260,803	4%
Dealer direct revenues	1,863,628	25%	2,049,821	34%
International distributor revenues	5,284,434	70%	3,780,304	62%
	$7,541,874	100%	$6,090,928	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2020 and December 31, 2019 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $87,132 at March 31, 2020 and $104,704 at December 31, 2019.

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

For the three months ended March 31, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material. As of March 31, 2020, contract liabilities, if any, were not material.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2020, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2020, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 558,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 9 – Common Stock

Stock-based compensation expense related to vested stock options during the three months ended March 31, 2020 was $65,942. As of March 31, 2020, there was $137,550 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 2-year vesting period.

Note 10 – Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-13, “Fair Value Measurements”, which eliminates, adds or modifies certain disclosure requirements for fair value measurements. The amendments of ASU No. 2018-13 are effective for companies for fiscal years beginning after December 15, 2019. The Company adopted the new standard effective January 1, 2020, and it did not have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”, and in November 2018 issued ASU 2018-19, which amended the standard. The ASU including its amendments are effective for companies for fiscal years beginning after December 15, 2019 and modify existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires credit losses to be measured based on expected losses over the life of the asset rather than incurred losses. The Company adopted the new standard effective January 1, 2020, using a modified retrospective approach, and it did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company's consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): “Simplifying the Accounting for Income Taxes”, which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

Note 12 – Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic’s impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. While the Company has not seen any significant material impact of COVID-19 on its results of operations for the three months ended March 31, 2020, the Company expects that the spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail end of the first quarter, will result in a decrease in revenues for the next several quarters. The Company has reviewed all operating costs, adjusted its budgets, accordingly, streamlined staffing requirements in line with a potential decrease in sales, negotiated favorable working capital terms and obtained government assistance where applicable. As the primary drivers of an economic impact are beyond the Company's knowledge and control, at this time, the Company is unable to predict the cumulative impact, both in terms of severity and duration, COVID-19 will have on its operating results, cash flows and financial condition. However, the continued spread of the virus or its reemergence beyond the second quarter in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, would impact the Company’s sales revenue for the remainder of 2020 possibly and beyond.

Note 13 – Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

On May 4, 2020, the Company received proceeds from a $210,732 loan under the Paycheck Protection Program or PPP established under the CARES Act. The Company will be able to submit an application seeking forgiveness of up to 100% of the entire PPP loan balance at the end of the 8-week period from the Company’s first receipt of PPP loan funds; so long as the Company uses the funds for specific expenses as outlined in the CARES Act incurred and paid within the 8-week period. The Company may use up to 25% of the loan for specific non-payroll related expenses. Any amount of the loan that is not forgiven is repayable at a 1% interest rate over a 2-year period following receipt of the loan.

On April 2, 2020 the Company signed an agreement with one of its landlords to temporarily defer a portion of the monthly lease payments effective April 1, 2020. See Note 3 for the details of the agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this report to:

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount  has been calculated on the basis that $1 = ZAR17.9051 for its March 31, 2020 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the US administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 31, 2020, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the US on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  While we have not seen any significant material impact of COVID-19 on our results of operations for the three months ended March 31, 2020, we expect that the spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail of the first quarter, will result in a decrease in revenues for the next several quarters.  We have reviewed all operating costs, adjusted our budgets, accordingly, streamlined staffing requirements in line with expected decreases in revenues, negotiated favorable working capital terms and obtained government assistance where applicable. The continued spread of the virus or its reemergence beyond the second quarter in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the remainder of 2020 and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2020 and 2019 included herein.

Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

The following table summarizes the results of our operations during the three-month periods ended March 31, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2020	2019	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$7,541,874	$6,090,928	$1,450,946	24%
COST OF REVENUES	4,018,421	3,228,826	$789,595	24%
GROSS PROFIT	3,523,453	2,862,102	$661,351	23%
PRODUCT ROYALTY INCOME	1,477	8,701	$(7,224)	-83%
OPERATING EXPENSES
Salaries and Wages	844,606	876,904	$(32,298)	-4%
Commissions and Consulting	83,436	78,061	$5,375	7%
Professional Fees	321,587	252,968	$68,619	27%
Advertising and Marketing	624,203	563,994	$60,209	11%
Office Lease and Expenses	73,814	69,992	$3,822	5%
Research and Development Costs	388,204	340,096	$48,108	14%
Bad Debt Expense (Recovery)	(14,980)	16,521	$(31,501)	-191%
General and Administrative	520,115	467,234	$52,881	11%
Depreciation	192,052	189,695	$2,357	1%
Total Operating Expenses	3,033,037	2,855,465	$177,572	6%
INCOME FROM OPERATIONS	491,893	15,338	$476,555	3107%
Other Expenses	(8,629)	(3,021)	$(5,608)	186%
INCOME BEFORE INCOME TAXES	483,264	12,317	$470,947	3824%
Income Taxes	120,816	3,079	$117,737	3824%
NET INCOME	$362,448	$9,238	$353,210	3823%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2020 were $7.54 million, a 24% increase, compared to revenues of $6.09 million for the quarter ended March 31, 2019. This increase in worldwide revenues is primarily attributable to a $1.69 million increase in body armor sales and a $0.06 million increase in sales of other products, parts and accessories, that were partially offset by a $0.05 million decrease in neck brace sales and a $0.24 million decrease in helmet sales. Revenues associated with international customers were $5.58 million and $4.01 million, or 74% and 66% of revenues, respectively, for the three months ended March 31, 2020 and 2019.

The following table sets forth our revenues by product line for the three months ended March 31, 2020 and 2019:

		Three months ended March 31,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$1,309,243	17%	$1,360,046	22%
Body armor	4,111,677	55%	2,426,571	40%
Helmets	735,726	10%	976,751	16%
Other Products, Parts and Accessories	1,385,228	18%	1,327,560	22%
	$7,541,874	100%	$6,090,928	100%

Sales of our flagship neck brace accounted for $1.31 million and $1.36 million, or 17% and 22% of our revenues for the quarters ended March 31, 2020 and 2019, respectively. Although sales of the Company's flagship neck brace increased outside of the United States, the 4% decrease in neck brace revenues is primarily attributable to a 20% decrease in the volume of neck braces sold to our customers in the United States.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $4.11 million and $2.43 million, or 55% and 40% of our revenues for the quarters ended March 31, 2020 and 2019, respectively. The 69% increase in body armor revenues was primarily the result of continued shipments of our highly anticipated off-road motorcycle boots and initial shipments of our mountain bike shoe line to our customers globally.

Our helmets accounted for $0.74 million or 10% of our revenues for the three months ended March 31, 2020, as compared to $0.98 million or 16% of our revenues for the same 2019 period. The 25% decrease in helmet sales is primarily the result of a 66% decrease in the volume of off-road motorcycle helmets sold globally. The Company continues to build a pipeline of innovative helmet products containing cutting edge technology and designed to appeal to global consumers and evaluate market demand levels for this highly competitive and price sensitive product category.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $1.39 million and $1.33 million, or 18% and 22% of our revenues for the quarters ended March 31, 2020 and 2019, respectively. The 4% increase in revenues from the sale of other products, parts and accessories is primarily due to a 35% increase in the volume of the highly anticipated and innovative Velocity 6.5 line of goggles.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2020 and 2019 were $4.02 million and $3.23 million, respectively. Gross Profit for the quarters ended March 31, 2020 and 2019 were $3.52 million and $2.86 million, respectively, or 47% and 47% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 17% and 22% of our revenues for the quarters ended March 31, 2020 and 2019, respectively. Additionally, revenues associated with international customers were 74% and 66% of our revenues for the three months ended March 31, 2020 and 2019, respectively, with revenue associated with international customers continuing to generate a lower gross profit margin than dealer direct sales in the United States. However, gross profit percentage for the period ended March 31, 2020 remained in line with the prior period due to streamlining of shipping consolidation and related costs during the period ended March 31, 2020.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2020 and 2019 were $1,477 and $8,701, respectively. The 83% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2020 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2020 and 2019 were $844,606 and $876,904, respectively. The 4% decrease in salaries and wages during the 2020 period was primarily due to a decrease in share based compensation costs relating to vesting of options under the Company's 2011 Equity Incentive Plan that were partially off-set by the employment of additional professional sales personnel in the United States and sales and marketing staff that are based in Europe.

Commissions and Consulting Expense - During the quarters ended March 31, 2020 and 2019, commissions and consulting expenses were $83,436 and $78,061, respectively. The 7% increase in commissions and consulting expenses is primarily the result of an increase in consulting expenses due to the timing of the preparation of the Company's consolidated tax returns as compared to 2019.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2020 and 2019 were $321,587 and $252,968, respectively. The 27% increase in professional fees is primarily due to increased spending on product liability litigation during the 2020 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2020 and 2019 were $624,203 and $563,994, respectively. The 11% increase in advertising and marketing expenditures during the 2020 period is primarily due to the implementation of global marketing campaigns that incorporate athlete sponsorships and coordinated paid media advertising in the form of print, digital and social engagement activities that are designed to support and promote the Company's widening product range, global brand awareness and market penetration strategies.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2020 and 2019 were $73,814 and $69,992, respectively.  The 5% increase in office lease and expenses during the 2020 period is in line with lease escalation clauses in place.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2020, increased to $388,204, from $340,096 during the same 2019 quarter. The 14% increase in research and development costs is primarily as a result of increased development costs incurred in the development of the Company's growing product categories as well as expanding pipeline of innovative protective gear.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended March 31, 2020 and 2019 were ($14,980) and $16,521, respectively. The decrease in Bad Debt Expense (Recovery) is the result of a decrease in provisions made for unrecoverable debts during the 2020 period in line with the decrease in the accounts receivable balance at Two Eleven Distribution in the United States at March 31, 2020 when compared to December 31, 2019.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2020 and 2019 were $520,115 and $467,234, respectively. The 11% increase in general and administrative expenses is primarily due to increased expenditure on product liability insurance premiums incurred during the period ended March 31, 2020.

Depreciation Expense - Depreciation Expense for the quarters ended March 31, 2020 and 2019 were $192,052 and $189,695, respectively. The 1% increase in depreciation is primarily due to additional moulds and tooling commissioned in order to continue expanding the Company's product range.

Total Operating Expenses - Total operating expenses increased by $177,572, to $3.03 million in the three months ended March 31, 2020, or 6%, compared to $2.86 million in the 2019 period. This increase is primarily due to increases in professional fees and advertising and marketing costs that were partially offset by decreases in salaries and wages discussed above.

Net Income - The net income after income taxes for the quarter ended March 31, 2020 was $362,448 as opposed to a net income of $9,238 for the quarter ended March 31, 2019. This increase in net income is primarily due to the increase in sales revenues discussed above.

Liquidity and Capital Resources

At March 31, 2020, we had cash and cash equivalents of $1.44 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2020	2019
Net cash provided by (used in) operating activities	$(383,905)	$189,545
Net cash used in investing activities	$(89,554)	$(160,354)
Net cash provided by (used in) financing activities	$69,357	$(183,056)
Effect of exchange rate changes on cash and cash equivalents	$(223,872)	$(359)
Net decrease in cash and cash equivalents	$(627,974)	$(154,224)
Cash and cash equivalents at the beginning of period	$2,072,864	$1,709,900
Cash and cash equivalents at the end of period	$1,444,890	$1,555,676

Cash decreased by $627,974, or 30%, for the three months ended March 31, 2020. The primary uses of cash for the three months ended March 31, 2020 were decreased accounts payable and accrued expenses of $1,394,321, increased accounts receivable of $ 540,004 and increased prepaid expenses of $404,733. The primary sources of cash for the three months ended March 31, 2020 were decreased inventory of $1,567,803 and net income of $362,448.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank, as well as internally generated cash from operations.  Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both in the U.S. and abroad.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended March 31, 2020 and 2019, the Company paid an aggregate of $10,175 and $9,046, in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the quarters ended March 31, 2020 and 2019, the Company paid an aggregate of $124,338 and $121,305 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 29, 2019, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $112,538 in eleven payments of $10,540 at a 5.990% annual interest rate, commencing on June 1, 2019 and ending on April 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2020, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a new Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 10, 2019, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2020, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of March 31, 2020, $500,000 of the line of credit was advanced leaving $500,000 of the line of credit available at March 31, 2020.  The line of credit was paid in full on May 4, 2020.

On May 4, 2020, the Company received proceeds from a $210,732 loan under the Paycheck Protection Program or PPP established under the CARES Act. The Company will be able to submit an application seeking forgiveness of up to 100% of the entire PPP loan balance at the end of the  8-week period from the Company's first receipt of PPP loan funds; so long as the Company  uses the funds for specific expenses as outlined in the CARES Act incurred and paid within the 8-week period.  The Company may use up to 25% of the loan for specific non-payroll related expenses.  Any amount of the loan that is not forgiven is repayable at a 1% interest rate over a 2-year period following receipt of the loan.

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

Revenue and Cost Recognition - The Company recognizes revenue in accordance with ASC 606 "Revenues from Contracts with Customers".  As such the Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2020 and 2019 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at March 31, 2020 was $87,132 and at December 31, 2019 was $104,704.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at March 31, 2020 was $59,517 and at December 31, 2019 was $109,127.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ended March 31, 2020 and 2019.

Operating Leases - The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets ("ROU''), and lease liability obligations are included in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made, and excludes lease incentives and lease direct costs. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements

See Note 10, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2020, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On April 3, 2018, a wrongful death lawsuit was filed against the Company and other defendants in Superior Court of California, County of Imperial. The claims being asserted against the defendants is strict liability, negligence, failure to warn, and breach of implied and express warranties. The hearing date has been set for August 11, 2020.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2018.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: May 13, 2020	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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