Form 10-Q
period 2020-06-30
Leatt Corp
filed 2020-08-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2020

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
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 3, 2020 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Six months ended June 30, 2020

- i -

PART I
FINANCIAL INFORMATION

 LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2020	December 31, 2019
	Unaudited	Audited

Current Assets
Cash and cash equivalents	$2,627,438	$2,072,864
Short-term investments	58,251	58,239
Accounts receivable	2,478,014	2,956,012
Inventory	5,647,774	8,655,176
Payments in advance	655,931	447,476
Prepaid expenses and other current assets	2,024,321	1,129,067
Total current assets	13,491,729	15,318,834

Property and equipment, net	2,078,940	2,431,061
Operating lease right-of-use assets, net	303,424	411,956

Other Assets
Deposits	25,431	26,642
Total other assets	25,431	26,642

Total Assets	$15,899,524	$18,188,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,426,936	$5,425,681
Note payable to bank	-	300,000
Operating lease liabilities, current	174,545	190,765
Income tax payable	868,312	592,661
Short term loan, net of finance charges	322,892	576,474
Total current liabilities	3,792,685	7,085,581

Paycheck Protection Program loan	210,732	-
Deferred Compensation	200,000	160,000
Operating lease liabilities, net of current portion	128,879	221,191

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 shares issued and outstanding	130,068	130,068
Additional paid - in capital	8,145,716	8,079,774
Accumulated other comprehensive loss	(786,435)	(529,045)
Retained earnings	4,074,879	3,037,924
Total stockholders' equity	11,567,228	10,721,721

Total Liabilities and Stockholders' Equity	$15,899,524	$18,188,493

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$6,943,130	$5,277,066	$14,485,004	$11,367,994

Cost of Revenues	3,688,623	2,646,430	7,707,044	5,875,256

Gross Profit	3,254,507	2,630,636	6,777,960	5,492,738

Product Royalty Income	3,182	6,995	4,659	15,696

Operating Expenses
Salaries and wages	622,846	713,736	1,467,452	1,590,640
Commissions and consulting expenses	103,906	80,499	187,342	158,560
Professional fees	213,318	131,569	534,905	384,537
Advertising and marketing	357,028	471,888	981,231	1,035,882
Office lease and expenses	72,386	68,546	146,200	138,538
Research and development costs	336,608	366,219	724,812	706,315
Bad debt expense (recovery)	41,900	(7,022)	26,920	9,499
General and administrative expenses	410,128	521,420	930,243	988,654
Depreciation	190,749	188,300	382,801	377,995
Total operating expenses	2,348,869	2,535,155	5,381,906	5,390,620

Income from Operations	908,820	102,476	1,400,713	117,814

Other Expenses
Interest and other expenses, net	(9,477)	(572)	(18,106)	(3,593)
Total other expenses	(9,477)	(572)	(18,106)	(3,593)

Income Before Income Taxes	899,343	101,904	1,382,607	114,221

Income Taxes	224,836	28,204	345,652	31,283

Net Income Available to Common Shareholders	$674,507	$73,700	$1,036,955	$82,938

Net Income per Common Share
Basic	$0.13	$0.01	$0.19	$0.02
Diluted	$0.12	$0.01	$0.19	$0.01

Weighted Average Number of Common Shares Outstanding
Basic	5,386,723	5,386,723	5,386,723	5,383,751
Diluted	5,548,476	5,548,176	5,548,476	5,545,204

Comprehensive Income
Net Income	$674,507	$73,700	$1,036,955	$82,938
Other comprehensive income, net of $-0- and $-0- deferred income taxes in 2020 and 2019
Foreign currency translation	54,897	34,858	(257,390)	33,165

Total Comprehensive Income	$729,404	$108,558	$779,565	$116,103

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2020

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance, January 1, 2020	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

Compensation cost recognized in connection with stock options	-	-	-	-	65,942	-	-	65,942

Net income	-	-	-	-	-	-	1,036,955	1,036,955

Foreign currency translation adjustment	-	-	-	-	-	(257,390)	-	(257,390)

Balance, June 30, 2020	120,000	$3,000	5,386,723	$130,068	$8,145,716	$(786,435)	$4,074,879	$11,567,228

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2020 AND 2019

	2020	2019

Cash flows from operating activities
Net income	$1,036,955	$82,938
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	382,801	377,995
Stock-based compensation	65,942	166,250
Bad debts reserve	24,975	2,094
Inventory reserve	(17,729)	(6,098)
Gain on sale of property and equipment	(351)	-
(Increase) decrease in:
Accounts receivable	453,023	250,284
Inventory	3,025,131	(485,696)
Payments in advance	(208,455)	(184,889)
Prepaid expenses and other current assets	(895,254)	(69,997)
Deposits	1,212	(265)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,998,745)	52,608
Income taxes payable	275,651	3,555
Deferred compensation	40,000	40,000
Net cash provided by operating activities	1,185,156	228,779

Cash flows from investing activities
Capital expenditures	(107,570)	(191,888)
Proceeds from sale of property and equipment	351	-
Increase in short-term investments, net	(12)	(3)
Net cash used in investing activities	(107,231)	(191,891)

Cash flows from financing activities
Issuance of common stock	-	15,000
Repayment of note payable to bank, net	(300,000)	-
Proceeds from Paycheck Protection Program loan	210,732	-
Repayments of short-term loan, net	(253,582)	(291,296)
Net cash used in financing activities	(342,850)	(276,296)

Effect of exchange rates on cash and cash equivalents	(180,501)	21,855

Net increase (decrease) in cash and cash equivalents	554,574	(217,553)

Cash and cash equivalents - beginning of period	2,072,864	1,709,900

Cash and cash equivalents - end of period	$2,627,438	$1,492,347

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,883	$10,815
Cash paid for income taxes	$70,000	$26,600

Other noncash investing and financing activities
Common stock issued for services	$65,942	$166,250

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2019 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2020.  The consolidated balance sheet as of June 30, 2020 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2020 and 2019, changes in stockholders' equity for the six months ended June 30, 2020, cash flows for the six months ended June 30, 2020 and 2019, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2020 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2019 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $91,398 at June 30, 2020 and $109,127 at December 31, 2019.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. The Company obtained a rent deferral from one of its landlords that provides for a $5,000 reduction in the monthly rent payment from April 1, 2020 through September 30, 2020, with the deferred amount to be paid over the ensuing twelve-month period ending September 30, 2021. The Company elected not to take advantage of the negotiated rent deferral and has paid their rent pursuant to the original lease obligation.  Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019

Assets
Operating lease ROU assets	$303,424	$411,956

Liabilities
Operating lease liabilities, current	$174,545	$190,765
Operating lease liabilities, net of current portion	128,879	221,191
Total operating lease liabilities	$303,424	$411,956

During the six months ended June 30, 2020, and 2019 the Company recognized $100,429 and $86,344, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of June 30, 2020, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2020
Weighted average remaining lease term	2 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of June 30, 2020 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2020	$108,164
2021	175,659
2022	58,973
Total minimum lease payments	$342,796
Less: amount representing interest	$(39,372)
Total operating lease liabilities	$303,424

Supplemental cash flow information for the six months ended June 30, 2020 and 2019 are as follows:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$110,137	$91,816
Right-of-use assets obtained in exchange for lease obligations	$-	$500,956

Note 4 - Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. The revolving line of credit was fully repaid on May 4, 2020 and the balance of $1,000,000 is available.

Note 5 - Paycheck Protection Program Loan

On May 4, 2020, the Company applied for and received a $210,732 loan under the Paycheck Protection Program ("PPP"), established under the CARES Act. The PPP loan has a maturity date of May 4, 2022, a stated interest rate of 1.0% per annum, and has payments of principal and interest that are due monthly after an initial six-month deferral period where interest accrues, but no payments are due. The Promissory Note provides for customary events of default, including, among others, those relating to failure to make payment when due and breaches of representations. The Company may prepay the principal of the Promissory Note at any time without incurring any prepayment charges.

In June 2020, the Payroll Protection Program Flexibility Act ("PPPFA") was signed into law adjusting certain key terms of loans issued under the PPP. In accordance with the PPPFA, the initial deferral period may be extended from six to up to ten months and the loan maturity may be extended from two to five years. The PPPFA also provided for certain other changes, including the extent to which the loan may be forgiven.

The loan's principal and accrued interest are forgivable to the extent that the proceeds are used for eligible purposes, subject to certain limitations, and that the Company maintains its payroll levels over an eight or  twenty-four-week period following the loan date. The Company intends to use the proceeds for eligible purposes consistent with the provisions of the PPPFA. However, there can be no assurance that any portion of the loan will be forgiven and that the Company will not have to repay the loan in full.

Note 6 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $70,468 over eleven months including interest at 5.740% and the South African short-term loan is payable in monthly installments of $3,738, over a ten-month period at a flat interest rate of 4.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in ten payments of $11,634 at 4.950% annual interest rate.

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

In the following table, revenue is disaggregated by the source of revenue:

		Six months ended June 30,
	2020	% of Revenues	2019	% of Revenues
Consumer and athlete direct revenues	$1,263,586	9%	$666,471	6%
Dealer direct revenues	4,643,646	32%	4,133,289	36%
International distributor revenues	8,577,772	59%	6,568,234	58%
	$14,485,004	100%	$11,367,994	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims.  Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2020 and December 31, 2019 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities.  Credit is granted to substantially all distributors on an unsecured basis.  The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified.  The allowance of doubtful accounts was $129,679 at June 30, 2020 and $104,704 at December 31, 2019.

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

For the six months ended June 30, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.  As of June 30, 2020, contract liabilities, if any, were not material.

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

The Company applies the provisions of FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes ("Standard"), which provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the standard provides guidance on derecognition, classification, interest and penalties; accounting in interim periods, disclosure and transition, and any amounts when incurred would be recorded under these provisions.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of June 30, 2020, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2020, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 558,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Note 10 - Common Stock

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2020 was $65,942.  As of June 30, 2020, there was $137,550 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 2-year vesting period.

Note 11 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, "Fair Value Measurements", which eliminates, adds or modifies certain disclosure requirements for fair value measurements.  The amendments of ASU No. 2018-13 are effective for companies for fiscal years beginning after December 15, 2019.  The Company adopted the new standard effective January 1, 2020, and it did not have a material impact on the Company's consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", and in November 2018 issued ASU 2018-19, which amended the standard. The ASU including its amendments are effective for companies for fiscal years beginning after December 15, 2019 and modify existing guidance related to the measurement of credit losses on financial instruments, including trade and loan receivables. The new guidance requires credit losses to be measured based on expected losses over the life of the asset rather than incurred losses.  The Company adopted the new standard effective January 1, 2020, using a modified retrospective approach, and it did not have a material impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met.  The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022.  The Company is evaluating the impact that the amendments of this standard would have on the Company's consolidated financial statements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740):  "Simplifying the Accounting for Income Taxes", which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted. Certain amendments within this ASU are required to be applied on a retrospective basis, certain other amendments are required to be applied on a modified retrospective basis and all other amendments on a prospective basis. The Company is currently evaluating the impact the adoption of this standard will have on the consolidated financial statements.

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

Note 13 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic.  While we have not seen any significant material impact of COVID-19 on our results of operations for the six months ended June 30, 2020, we expect that the spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail of the first quarter, will result in a decrease in revenues for the next several quarters.  We have reviewed all operating costs, adjusted our budgets, accordingly, streamlined staffing requirements in line with expected decreases in revenues, negotiated favorable working capital terms and obtained government assistance where applicable. The continued spread of the virus and its reemergence during the third and fourth quarters in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the remainder of 2020 and beyond.

Note 14 - Subsequent Events

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

•  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

•  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount  has been calculated on the basis that $1 = ZAR17.2708 for its June 30, 2020 balance sheet.

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

•  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the US administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at June 30, 2020, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the US on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

•  Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 62% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

•  Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  While we have not seen any significant material impact of COVID-19 on our results of operations for the six months ended June 30, 2020, we expect that the spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail of the first quarter, will result in a decrease in revenues for the next several quarters.  We have reviewed all operating costs, adjusted our budgets, accordingly, streamlined staffing requirements in line with expected decreases in revenues, negotiated favorable working capital terms and obtained government assistance where applicable. The continued spread of the virus and its reemergence during the third and fourth quarters in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the remainder of 2020 and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2020 and 2019 included herein.

Comparison of Three Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations during the three-month periods ended June 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2020	2019	$ Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$6,943,130	$5,277,066	$1,666,064	32%
COST OF REVENUES	3,688,623	2,646,430	$1,042,193	39%
GROSS PROFIT	3,254,507	2,630,636	$623,871	24%
PRODUCT ROYALTY INCOME	3,182	6,995	$(3,813)	-55%
OPERATING EXPENSES
Salaries and Wages	622,846	713,736	$(90,890)	-13%
Commissions and Consulting	103,906	80,499	$23,407	29%
Professional Fees	213,318	131,569	$81,749	62%
Advertising and Marketing	357,028	471,888	$(114,860)	-24%
Office Lease and Expenses	72,386	68,546	$3,840	6%
Research and Development Costs	336,608	366,219	$(29,611)	-8%
Bad Debt Expense (Recovery)	41,900	(7,022)	$48,922	697%
General and Administrative	410,128	521,420	$(111,292)	-21%
Depreciation	190,749	188,300	$2,449	1%
Total Operating Expenses	2,348,869	2,535,155	$(186,286)	-7%
INCOME FROM OPERATIONS	908,820	102,476	$806,344	787%
Other Expenses	(9,477)	(572)	$(8,905)	1557%
INCOME BEFORE INCOME TAXES	899,343	101,904	$797,439	783%
Income Taxes	224,836	28,204	$196,632	697%
NET INCOME	$674,507	$73,700	$600,807	815%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended June 30, 2020 were $6.94 million a 32% increase, compared to revenues of $5.28 million for the quarter ended June 30, 2019. Revenues associated with international customers were $3.44 million and $2.96 million, or 50% and 56% of revenues, respectively, for the three months ended June 30, 2020 and 2019. This increase in global revenues is primarily attributable to a $1.34 million increase in body armor sales, a $0.49 million increase in sales of other products, parts and accessories and a $0.08 million increase in helmet sales, that were partially offset by a $0.24 million decrease in neck brace sales.

The following table sets forth our revenues by product line for the three months ended June 30, 2020 and 2019:

		Three months ended June 30,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$1,084,715	15%	$1,321,035	25%
Body armor	4,140,175	60%	2,805,170	53%
Helmets	536,403	8%	455,588	9%
Other Products, Parts and Accessories	1,181,837	17%	695,273	13%
	$6,943,130	100%	$5,277,066	100%

Sales of our flagship neck brace accounted for $1.08 million and $1.32 million, or 15% and 25% of our revenues for the quarters ended June 30, 2020 and 2019, respectively. Although sales volumes of our neck braces designed for mountain biking increased by 13% during the period, the 18% decrease in neck brace revenues during the 2020 second quarter is primarily attributable to a 21% decrease in the volume of off-road motorcycle neck braces sold to our customers worldwide during the period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $4.14 million and $2.81 million, or 60% and 53% of our revenues for the quarters ended June 30, 2020 and 2019, respectively. The 48% increase in body armor revenues during the 2020 second quarter is primarily the result of a 46% increase in the volume of upper body protectors sold during the period due to increased worldwide demand for our line of premium, athlete tested full upper body and chest protectors designed for both off-road motorcycle and mountain biking use.

Our helmets accounted for $0.54 million and $0.46 million or 8% and 9% of our revenues for the three months ended June 30, 2020 and 2019, respectively. The $0.08 million increase in helmet sales during the 2020 second quarter is primarily due to a 67% increase in the volume of helmets sold globally during the 2020 period.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $1.18 million and $0.70 million, or 17% and 13% of our revenues for the quarters ended June 30, 2020 and 2019, respectively. The 70% increase in revenues from the sale of other products, parts and accessories during the 2020 second quarter is primarily due to continued, consistent consumer demand for our innovative Velocity line of military tested bulletproof goggles.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2020 and 2019 were $3.69 million and $2.65 million, respectively. Gross Profit for the quarters ended June 30, 2020 and 2019 were $3.25 and $2.63 million, respectively, or 47% and 50% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 15% and 25% of our revenues for the quarters ended June 30, 2020 and 2019, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2020 and 2019 were $3,182 and $6,995, respectively. The 55% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2020 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2020 and 2019 were $622,846 and $713,736, respectively. This 13% decrease in salaries and wages during the 2020 period was primarily due to temporary staff cost reduction measures implemented by the Company at all levels globally during the second quarter of 2020, in an effort to partially mitigate the potential effects of the COVID-19 pandemic.

Commissions and Consulting Expense - During the quarters ended June 30, 2020 and 2019, commissions and consulting expenses were $103,906 and $80,499, respectively. This 29% increase in commissions and consulting expenses is primarily due to an increase in commissions paid to internal and external sales personnel in the United States as a result of increased dealer demand and selling activity that commenced in the period post relaxation of the stay in place orders instituted in various states in the United States.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2020 and 2019 were $213,318 and $131,569, respectively. This 62% increase in professional fees is primarily due to increased spending on product liability litigation during the 2020 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2020 and 2019 were $357,028 and $471,888, respectively. The 24% decrease in advertising and marketing expenditures during the 2020 period is primarily due to a decrease in race support and contingency sponsorship costs as a result of the cancellation of various race series globally to curb the spread of the COVID-19 pandemic.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2020 and 2019 were $72,386 and $68,546, respectively. Although utility expenses decreased globally as a result of the COVID-19 pandemic, the 6% increase in office lease and expenses during the 2020 period was primarily due to an increase in warehouse lease expenditure in the United States in line with additional storage required as the Company continues to rapidly expand its assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2020 decreased to $336,608, from $366,219 during the same 2019 quarter. Although CE certification and homologation costs increased during the 2020 period, the 8% decrease in research and development costs during the 2020 second quarter is as a result of a decreased significant expenditure on product prototyping refinement costs incurred during the 2019 period.

Bad Debt Expense (Recovery) - Bad Debt Expense (Recovery) for the quarters ended June 30, 2020 and 2019 were $41,900 and ($7,022), respectively. This increase in Bad Debt Expense (Recovery) is primarily the result of an increase in the provision for doubtful accounts in line with an increase in the accounts receivable balances.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2020 and 2019 were $410,128 and $521,420, respectively. The 21% decrease in general and administrative expenses is primarily due to a decrease in travel expenditures incurred as a result of the worldwide travel restrictions imposed to curtail the spread of the COVID-19 pandemic.

Depreciation Expense - Depreciation Expense for the quarters ended June 30, 2020 and 2019 were $190,749 and $188,300, respectively. This 1% increase in depreciation during the 2020 second quarter is primarily due to the addition of molds and tooling utilized in the production of the Company's widening product range.

Total Operating Expenses - Total operating expenses decreased by $186,286 to $2.35 million in the three months ended June 30, 2020, or 7%, compared to $2.54 million in the 2019 period. This decrease is primarily due to decreased general and administrative costs, salaries and wages and advertising and marketing expenditure that were partially offset by an increase in professional fees incurred during the 2020 period.

Net income - The net income after income taxes for the quarter ended June 30, 2020 was $674,507, as opposed to a net income of $73,700 for the quarter ended June 30, 2019. This increase in net income is primarily due to the increase in revenues and gross profit and decrease in operating expenses discussed above.

Comparison of Six Months Ended June 30, 2020 and 2019

The following table summarizes the results of our operations during the six-month periods ended June 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2020	2019	$ Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$14,485,004	$11,367,994	$3,117,010	27%
COST OF REVENUES	7,707,044	5,875,256	$1,831,788	31%
GROSS PROFIT	6,777,960	5,492,738	$1,285,222	23%
PRODUCT ROYALTY INCOME	4,659	15,696	$(11,037)	-70%
OPERATING EXPENSES
Salaries and Wages	1,467,452	1,590,640	$(123,188)	-8%
Commissions and Consulting	187,342	158,560	$28,782	18%
Professional Fees	534,905	384,537	$150,368	39%
Advertising and Marketing	981,231	1,035,882	$(54,651)	-5%
Office Lease and Expenses	146,200	138,538	$7,662	6%
Research and Development Costs	724,812	706,315	$18,497	3%
Bad Debt Expense	26,920	9,499	$17,421	183%
General and Administrative	930,243	988,654	$(58,411)	-6%
Depreciation	382,801	377,995	$4,806	1%
Total Operating Expenses	5,381,906	5,390,620	$(8,714)	0%
INCOME FROM OPERATIONS	1,400,713	117,814	$1,282,899	1089%
Other Expenses	(18,106)	(3,593)	$(14,513)	404%
INCOME BEFORE INCOME TAXES	1,382,607	114,221	$1,268,386	1110%
Income Taxes	345,652	31,283	$314,369	1005%
NET INCOME	$1,036,955	$82,938	$954,017	1150%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2020 were $14.49 million, a 27% increase, compared to $11.37 million for the six months ended June 30, 2019. Revenues generated from sales to our customers in the United States increased from $4.40 million to $5.46 million, for the six months ended June 30, 2020 and 2019, respectively. Revenues associated with international customers were $9.02 million and $6.97 million, or 62% and 61% of revenues, respectively, for the six months ended June 30, 2020 and 2019. This increase in global revenues during the 2020 period is attributable to a $3.02 million increase in body armor sales and a $.0.54 million increase in sales of other products, parts and accessories that were partially offset by a $0.29 million decrease in neck brace sales and a $0.16 million decrease in helmet sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2020 and 2019:

		Six months ended June 30,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$2,393,958	16%	$2,681,080	24%
Body armor	8,251,852	57%	5,231,742	46%
Helmets	1,272,129	9%	1,432,339	12%
Other Products, Parts and Accessories	2,567,065	18%	2,022,833	18%
	$14,485,004	100%	$11,367,994	100%

Sales of our flagship neck brace accounted for $2.39 million and $2.68 million, or 16% and 24% of our revenues for the six-month periods ended June 30, 2020 and 2019, respectively. Although sales volumes and revenue generated from the sale of our neck brace products designed for mountain biking increased during the 2020 period, the 11% decrease in neck brace revenues is primarily attributable to a decrease in the volume of motorcycle neck braces sold to our customers globally and particularly in the United States during the six months ended June 30, 2020.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $8.25 million and $5.23 million, or 57% and 46% of our revenues for the six-month period ended June 30, 2020 and 2019, respectively. The 58% increase in body armor revenues was primarily the result of a 60% increase in the volume full upper body and chest protectors sold during the six months ended June 30, 2020 due to increased customer demand in the United States and abroad. Additionally, sales of our footwear products consisting of motorcycle boots and shoes designed for mountain biking at all levels, exceeded our expectations.

Our Helmets accounted for $1.27 million and $1.43 million, or 9% and 12% of our revenues for the six-month periods ended June 30, 2020 and 2019, respectively. The $0.16 million decrease in helmet sales during the 2020 period is primarily due to a 14% decrease in the volume of off-road motorcycle helmets sold during the 2020 period. The Company continues to build a pipeline of innovative helmet products containing cutting edge safety technology with both end consumer and athlete input and endorsement to appeal to our growing segments of global consumers.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $2.57 million and $2.02 million, or 18% and 18% of our revenues for the six-month periods ended June 30, 2020 and 2019, respectively. The 27% increase in revenues from the sale of other products, parts and accessories is primarily due to a 49% increase in the sales volume of our innovative Velocity line of goggles that were shipped to our customers in the United States and abroad during the 2020 period.

Cost of Revenues and Gross Profit - Cost of revenues for the six-months ended June 30, 2020 and 2019 were $7.71 million and $5.88 million, respectively. Gross Profit for the six-month periods ended June 30, 2020 and 2019 were $6.78 million and $5.49 million, respectively, or 47% and 48% of revenues respectively. Our neck brace products continue to generate a higher gross profit margin than other product categories. Neck brace revenues accounted for 16% and 24% of our revenues for the six months ended June 30, 2020 and 2019, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2020 and 2019 were $4,659 and $15,696, respectively. The 70% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees in the 2020 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2020 and 2019 were $1,467,452 and $1,590,640, respectively. Although the Company employed additional in-house professional sales personnel in the United States and sales and marketing staff that are based in Europe during the six months ended June 30, 2020, the 8% decrease in salaries and wages during the 2020 period was primarily due to temporary staff cost reduction measures implemented by the Company at all levels globally during the second quarter of 2020, in an effort to partially mitigate the potential effects of the COVID-19 pandemic.

Commissions and Consulting Expense - During the six-month periods ended June 30, 2020 and 2019, commissions and consulting expenses were $187,342 and $158,560, respectively. This 18% increase in commissions and consulting expenses during the 2020 period is primarily the result of an increase in commissions paid to internal and external sales personnel in the United States, as a result of increased dealer demand and selling activity that commenced in the phased opening period instituted in various states in the United States during the period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2020 and 2019 were $534,905 and $384,537, respectively. This 39% increase in professional fees is primarily due to increased expenditures on product liability litigation during the 2020 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2020 and 2019 were $981,231 and $1,035,882, respectively. The 5% decrease in advertising and marketing expenditures during the 2020 period is primarily due to a decrease in costs associated with race attendance and the timing of the production of marketing content material as a result of race series cancellation and travel restrictions imposed to curb the spread of the COVID-19 pandemic during the 2020 period.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2020 and 2019 were $146,200 and $138,538, respectively. The 6% increase in office lease and expenses during the 2020 period was primarily due to an increase in warehouse lease expenditures in the United States in line with additional storage space required to accommodate the Company's rapidly growing assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2020 and 2019, increased to $724,812, from $706,315, during the same 2019 period. The 3% increase in research and development costs during the 2020 period is due to increased development costs as the Company continues to expand its product offering with exceptional protective gear across multiple product categories and continues to develop a pipeline of innovative products that appeal to wider consumer groups.

Bad Debt Expense - Bad Debt Expense for the six-month periods ended June 30, 2020 and 2019 were $26,920 and $9,499, respectively. This increase in Bad Debt Expense during the 2020 period is primarily the result of an increase in the provision for doubtful accounts in line with an increase in the accounts receivable balances.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2020 and 2019 were $930,243 and $988,654, respectively. The 6% decrease in general and administrative expenses during the 2020 period is primarily as a result of a decrease in travel expenditures incurred as a result of the worldwide travel restrictions imposed to curtail the spread of the COVID-19 pandemic, that were partially offset by an increase in product liability insurance premiums incurred during the 2020 period.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2020 and 2019 were $382,801 and $377,995, respectively. This 1% increase in depreciation during the 2020 period is primarily due to the addition of molds and tooling utilized in the production of the Company's widening product range.

Total Operating Expenses - Total operating expenses decreased by $8,714 to $5.38 million in the six-month periods ended June 30, 2020, or 0%, compared to $5.39 million in the 2019 period. This decrease in total operating expenses during the 2020 period is primarily due to decreased general and administrative costs, salaries and wages and advertising and marketing expenditure that were partially offset by an increase in professional fees incurred during the 2020 period.

Net income - Net income after income taxes for the six-month period ended June 30, 2020 was $1,036,955, as opposed to a net income after income taxes of $82,938 for the six-month period ended June 30, 2019.  This increase in net income during the 2020 period is primarily due to the increase in revenue and gross profit and decrease in operating expenses discussed above.

Liquidity and Capital Resources

At June 30, 2020, we had cash and cash equivalents of $2.63 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2020	2019
Net cash provided by operating activities	$1,185,156	$228,779
Net cash used in investing activities	$(107,231)	$(191,891)
Net cash used in financing activities	$(342,850)	$(276,296)
Effect of exchange rate changes on cash and cash equivalents	$(180,501)	$21,855
Net increase (decrease) in cash and cash equivalents	$554,574	$(217,553)
Cash and cash equivalents at the beginning of period	$2,072,864	$1,709,900
Cash and cash equivalents at the end of period	$2,627,438	$1,492,347

Cash increased by $554,574, or 27%, for the six months ended June 30, 2020, when compared to cash on hand at December 31, 2019. The primary sources of cash for the six months ended June 30, 2020 were net income of $1,036,955 and a decrease in inventory of $3,025,131. The primary uses of cash for the six months ended June 30, 2020 were decreased accounts payables of $2,998,745 and an increase in prepaid expenses and other current assets of $895,254.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended June 30, 2020 and 2019, the Company paid an aggregate of $61,215 and $65,589, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended June 30, 2020 and 2019, the Company paid an aggregate of $15,285 and $16,397, in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the quarters ended June 30, 2020 and 2019, the Company paid an aggregate of $103,615 and $121,305 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 27, 2020, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $133,821 in ten payments of $11,634, at a 4.950% annual interest rate, commencing on June 1, 2020 and ending on March 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2020, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 10, 2019, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of on June 30, 2020, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. The revolving line of credit was fully repaid on May 4, 2020 and the balance of $1,000,000 is available.

On May 4, 2020, the Company received proceeds of $210,732, under the Paycheck Protection Program or PPP established under the CARES Act. The Company will be able to submit an application seeking forgiveness of up to 100% of the entire PPP loan balance at the end of the  24-week period from the Company's first receipt of PPP loan funds; so long as the Company  uses the funds for specific expenses as outlined in the CARES Act incurred and paid within the 24-week period.  The Company may use up to 40% of the loan for specific non-payroll related expenses.  Any amount of the loan that is not forgiven is repayable at a 1% interest rate over a 2-year period following receipt of the loan.

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

All manufacturing of Leatt products is performed by third party subcontractors that are predominately based in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2020 and 2019 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at June 30, 2020 was $129,679 and at December 31, 2019 was $104,704.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2020 was $91,398 and at December 31, 2019 was $109,127.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ended June 30, 2020 and 2019.

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

Recent Accounting Pronouncements

See Note 11, "Recent Accounting Pronouncements" in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2020, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

• On April 3, 2018, a wrongful death lawsuit was filed against the Company in Superior Court of California, County of Imperial. The claims being asserted against the defendant is strict liability, negligence, failure to warn, and breach of implied and express warranties. The tentative hearing date has been set for September 29, 2020.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2019.

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

Date: August 13, 2020	LEATT CORPORATION

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