Form 10-Q
period 2020-09-30
Leatt Corp
filed 2020-11-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2020 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	5,386,723

LEATT CORPORATION

Quarterly Report on Form 10-Q
Nine months ended September 30, 2020

- i -

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2020	December 31, 2019
	Unaudited	Audited

Current Assets
Cash and cash equivalents	$2,868,661	$2,072,864
Short-term investments	58,255	58,239
Accounts receivable	5,620,541	2,956,012
Inventory	6,872,164	8,655,176
Payments in advance	904,573	447,476
Prepaid expenses and other current assets	1,848,486	1,129,067
Total current assets	18,172,680	15,318,834

Property and equipment, net	2,461,093	2,431,061
Operating lease right-of-use assets, net	254,066	411,956

Other Assets
Deposits	32,591	26,642
Total other assets	32,591	26,642

Total Assets	$20,920,430	$18,188,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,007,857	$5,425,681
Note payable to bank	100,000	300,000
Operating lease liabilities, current	163,858	190,765
Income tax payable	859,609	592,661
Short term loan, net of finance charges	71,897	576,474
Total current liabilities	7,203,221	7,085,581

Paycheck Protection Program loan	210,732	-
Deferred Compensation	220,000	160,000
Operating lease liabilities, net of current portion	90,208	221,191

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,386,723 shares issued and outstanding	130,068	130,068
Additional paid - in capital	8,145,716	8,079,774
Accumulated other comprehensive loss	(768,851)	(529,045)
Retained earnings	5,686,336	3,037,924
Total stockholders' equity	13,196,269	10,721,721

Total Liabilities and Stockholders' Equity	$20,920,430	$18,188,493

The accompanying notes are an integral part of these consolidated financial statements.	3

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2020	2019	2020	2019
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$11,370,946	$9,649,335	$25,855,950	$21,017,329

Cost of Revenues	6,422,472	5,152,688	14,129,516	11,027,944

Gross Profit	4,948,474	4,496,647	11,726,434	9,989,385

Product Royalty Income	36,016	17,360	40,675	33,056

Operating Expenses
Salaries and wages	784,131	739,366	2,251,583	2,330,006
Commissions and consulting expenses	157,672	104,608	345,014	263,168
Professional fees	181,233	133,480	716,138	518,017
Advertising and marketing	543,020	520,633	1,524,251	1,556,515
Office lease and expenses	78,932	71,725	225,132	210,263
Research and development costs	404,723	357,258	1,129,535	1,063,573
Bad debt expense	32,172	148,685	59,092	158,184
General and administrative expenses	459,993	485,054	1,390,236	1,473,708
Depreciation	212,564	191,712	595,365	569,707
Total operating expenses	2,854,440	2,752,521	8,236,346	8,143,141

Income from Operations	2,130,050	1,761,486	3,530,763	1,879,300

Other Income (expenses)
Interest and other expenses, net	19,727	(449)	1,621	(4,042)
Total other income (expenses)	19,727	(449)	1,621	(4,042)

Income Before Income Taxes	2,149,777	1,761,037	3,532,384	1,875,258

Income Taxes	538,320	440,259	883,972	471,542

Net Income Available to Common Shareholders	$1,611,457	$1,320,778	$2,648,412	$1,403,716

Net Income per Common Share
Basic	$0.30	$0.25	$0.49	$0.26
Diluted	$0.27	$0.24	$0.45	$0.25

Weighted Average Number of Common Shares Outstanding
Basic	5,386,723	5,386,723	5,386,723	5,384,753
Diluted	5,860,428	5,532,275	5,860,428	5,530,304

Comprehensive Income
Net Income	$1,611,457	$1,320,778	$2,648,412	$1,403,716
Other comprehensive income, net of $-0- and $-0- deferred income taxes in 2020 and 2019
Foreign currency translation	17,584	(102,756)	(239,806)	(69,591)

Total Comprehensive Income	$1,629,041	$1,218,022	$2,408,606	$1,334,125

The accompanying notes are an integral part of these consolidated financial statements.	4

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2020	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

Compensation cost recognized in connection with stock options	-	-	-	-	65,942	-	-	65,942

Net income	-	-	-	-	-	-	2,648,412	2,648,412

Foreign currency translation adjustment	-	-	-	-	-	(239,806)	-	(239,806)

Balance, September 30, 2020	120,000	$3,000	5,386,723	$130,068	$8,145,716	$(768,851)	$5,686,336	$13,196,269

The accompanying notes are an integral part of these consolidated financial statements.	5

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

	2020	2019

Cash flows from operating activities
Net income	$2,648,412	$1,403,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	595,365	569,707
Stock-based compensation	65,942	166,250
Bad debts reserve	47,639	137,787
Inventory reserve	(9,002)	35,248
Gain on sale of property and equipment	(25,046)	(1,500)
(Increase) decrease in:
Accounts receivable	(2,712,168)	(3,916,510)
Inventory	1,792,014	(2,188,013)
Payments in advance	(457,097)	(94)
Prepaid expenses and other current assets	(719,419)	221,279
Deposits	(5,949)	(787)
Increase (decrease) in:
Accounts payable and accrued expenses	582,176	4,151,748
Income taxes payable	266,948	358,814
Deferred compensation	60,000	60,000
Net cash provided by operating activities	2,129,815	997,645

Cash flows from investing activities
Capital expenditures	(697,625)	(616,278)
Proceeds from sale of property and equipment	25,745	10,000
Increase in short-term investments, net	(16)	(4)
Net cash used in investing activities	(671,896)	(606,282)

Cash flows from financing activities
Issuance of common stock	-	15,000
Proceeds (repayment) of note payable to bank, net	(200,000)	350,000
Proceeds from Paycheck Protection Program loan	210,732	-
Repayments of short-term loan, net	(504,577)	(509,019)
Net cash used in financing activities	(493,845)	(144,019)

Effect of exchange rates on cash and cash equivalents	(168,277)	(50,632)

Net increase in cash and cash equivalents	795,797	196,712

Cash and cash equivalents - beginning of period	2,072,864	1,709,900

Cash and cash equivalents - end of period	$2,868,661	$1,906,612

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$26,446	$16,509
Cash paid for income taxes	$616,148	$111,600

Other noncash investing and financing activities
Common stock issued for services	$65,942	$166,250

The accompanying notes are an integral part of these consolidated financial statements.	6

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2019 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2020.  The consolidated balance sheet as of September 30, 2020 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2020 and 2019, changes in stockholders' equity for the nine months ended September 30, 2020, cash flows for the nine months ended September 30, 2020 and 2019, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2020 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $100,125 at September 30, 2020 and $109,127 at December 31, 2019.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, two for office space and one for office machinery, that expire in December 2020, March 2022 and April 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019

Assets
Operating lease ROU assets	$254,066	$411,956

Liabilities
Operating lease liabilities, current	$163,858	$190,765
Operating lease liabilities, net of current portion	90,208	221,191
Total operating lease liabilities	$254,066	$411,956

During the nine months ended September 30, 2020 and 2019 the Company recognized $150,110 and $128,713, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2020, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2020
Weighted average remaining lease term	2 years
Weighted average discount rate	5.02%

Maturities of lease liabilities as of September 30, 2020 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2020	$53,257
2021	175,659
2022	58,973
Total minimum lease payments	287,889
Less: amount representing interest	(33,823)
Total operating lease liabilities	254,066

Supplemental cash flow information for the nine months ended September 30, 2020 and 2019 are as follows:

	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$165,228	$137,442
Right-of-use assets obtained in exchange for lease obligations	$-	$500,956

Note 4 - Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC.  As of September 30, 2020, the line of credit in the amount of $100,000 was used, interest of $88 was accrued for the quarter and the balance of $900,000 was available.  The revolving line of credit was fully repaid on October 10, 2020 and the balance of $1,000,000 is available. On November 5, 2020, we executed an amendment to the line of credit, awaiting countersignature by the bank, to extend the line of credit facility through November 19, 2021.  When fully executed, the amendment will take retroactive effect on October 27, 2020, and will introduce an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points.

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

Note 6 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $70,468 over eleven months including interest at 5.740% and the South African short-term loan is payable in monthly installments of $3,738, over a ten-month period at a flat interest rate of 4.10%.  The Company repaid the U.S. short-term loan in full on September 3, 2020.

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

Manufacturing of Leatt products is performed by third party subcontractors predominantly in China. The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

Our standard distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods. In performing such evaluations, we utilize historical experience, sales performance, and credit risk requirements. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in material product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2020	% of Revenues	2019	% of Revenues
Consumer and athlete direct revenues	$1,851,441	7%	$980,552	5%
Dealer direct revenues	8,558,106	33%	6,913,057	33%
International distributor revenues	15,446,403	60%	13,123,720	62%
	$25,855,950	100%	$21,017,329	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims.  Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2020 and December 31, 2019 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities.  Credit is granted to substantially all distributors on an unsecured basis.  The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified.  The allowance of doubtful accounts was $152,343 at September 30, 2020 and $104,704 at December 31, 2019.

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

For the nine months ended September 30, 2020, revenue recognized from performance obligations related to prior periods was not material. Revenue expected to be recognized in any future period related to remaining performance obligations is not material.  As of September 30, 2020, contract liabilities, if any, were not material.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of September 30, 2020, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2020, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 727,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2020 was $65,942.  As of September 30, 2020, there was $137,550 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 2-year vesting period.

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

Note 13 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic.  The Company experienced conservative international distributor ordering levels during the first quarter of 2020 as a result of the COVID-19 pandemic which resulted in a decrease in category revenues of our more established product categories and particularly our most established product category, neck braces during the third quarter of 2020. Due to strong consumer demand for outdoor product categories, we have however not seen any significant material impact of COVID-19 on our results of operations for the nine months ended September 30, 2020. We expect that the continued spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail of the first quarter, may result in a decrease in revenues for the next several quarters.  We have reviewed all operating costs, adjusted our budgets, accordingly, streamlined staffing requirements in line with expected decreases in revenues, negotiated favorable working capital terms and obtained government assistance where applicable. The continued spread of the virus and its reemergence during the fourth quarter in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the remainder of 2020 and beyond.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

The revolving line of credit with a bank was fully repaid on October 10, 2020 and the balance of $1,000,000 is available. On November 5, 2020, we executed an amendment to the line of credit, awaiting countersignature by the bank, to extend the line of credit facility through November 19, 2021.  When fully executed, the amendment will take retroactive effect on October 27, 2020, and will introduce an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

  "Leatt USA" are to Leatt USA, LLC, a Nevada Limited Liability Company;

  "PRC", and "China" are to the People's Republic of China;

  "Two Eleven" refers to Two Eleven Distribution, LLC, a California Limited Liability Company;

  "Three Eleven" are to Three Eleven Distribution (Pty) Limited, a South African Company;

  "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

  "South Africa" are to the Republic of South Africa;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount  has been calculated on the basis that $1 = ZAR16.994  for its September 30, 2020 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain product imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2020, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  The Company experienced conservative international distributor ordering levels during the first quarter of 2020 as a result of the COVID-19 pandemic which resulted in a decrease in category revenues of our more established product categories and particularly our most established product category, neck braces during the third quarter of 2020. Due to strong consumer demand for outdoor product categories, we have however not seen any significant material impact of COVID-19 on our results of operations for the nine months ended September 30, 2020. We expect that the continued spread of the virus throughout Europe and the U.S., and the extended global quarantine that commenced at the tail of the first quarter, may result in a decrease in revenues for the next several quarters.  We have reviewed all operating costs, adjusted our budgets, accordingly, streamlined staffing requirements in line with expected decreases in revenues, negotiated favorable working capital terms and obtained government assistance where applicable. The continued spread of the virus and its reemergence during the fourth quarter in areas that have previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the remainder of 2020 and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2020 and 2019 included herein.

Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019

The following table summarizes the results of our operations during the three-month periods ended September 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30			Percentage
	2020	2019	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$11,370,946	$9,649,335	$1,721,611	18%
COST OF REVENUES	6,422,472	5,152,688	$1,269,784	25%
GROSS PROFIT	4,948,474	4,496,647	$451,827	10%
PRODUCT ROYALTY INCOME	36,016	17,360	$18,656	107%
OPERATING EXPENSES
Salaries and Wages	784,131	739,366	$44,765	6%
Commissions and Consulting	157,672	104,608	$53,064	51%
Professional Fees	181,233	133,480	$47,753	36%
Advertising and Marketing	543,020	520,633	$22,387	4%
Office Lease and Expenses	78,932	71,725	$7,207	10%
Research and Development Costs	404,723	357,258	$47,465	13%
Bad Debt Expense	32,172	148,685	$(116,513)	-78%
General and Administrative	459,993	485,054	$(25,061)	-5%
Depreciation	212,564	191,712	$20,852	11%
Total Operating Expenses	2,854,440	2,752,521	$101,919	4%
INCOME FROM OPERATIONS	2,130,050	1,761,486	$368,564	21%
Other Income (expenses)	19,727	(449)	$20,176	4494%
INCOME BEFORE INCOME TAXES	2,149,777	1,761,037	$388,740	22%
Income Taxes	538,320	440,259	$98,061	22%
NET INCOME	$1,611,457	$1,320,778	$290,679	22%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2020 were $11.37 million, an 18% increase, compared to revenues of $9.65 million for the quarter ended September 30, 2019. Revenues associated with international customers were $7.11 million and $6.74 million, or 63% and 70% of revenues, respectively, for the three months ended September 30, 2020 and 2019. This increase in worldwide revenues is attributable to a $1.16 million increase in body armor sales, and a $1.38 million increase in sales of other products, parts and accessories, that were partially offset be a $0.76 million decrease in neck brace sales, and a $0.07 million decrease in helmet sales during the period.

The following table sets forth our revenues by product line for the three months ended September 30, 2020 and 2019:

		Three months ended September 30,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$1,185,879	10%	$1,943,871	20%
Body armor	5,788,786	51%	4,624,167	48%
Helmets	1,203,038	11%	1,268,452	13%
Other Products, Parts and Accessories	3,193,243	28%	1,812,845	19%
	$11,370,946	100%	$9,649,335	100%

Sales of our flagship neck brace, our most established premium product category, accounted for $1.19 million and $1.94 million, or 10% and 20% of our revenues for the quarters ended September 30, 2020 and 2019, respectively. The 39% decrease in neck brace revenues is primarily attributable to a 50% decrease in the volume of neck braces sold to our customers worldwide during the 2020 period. Orders that shipped to our international distributors during the quarter ended September 30, 2020 were placed in the initial phase of the COVID-19 pandemic and as such, were indicative of conservative distributor buying patterns at the time based on expected consumer buying patterns. Fortunately, consumer demand for our categories has been strong throughout the pandemic but we expect distributor purchasing and inventory levels to normalize over the next several quarters.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces and knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.79 million and $4.62 million, or 51% and 48% of our revenues for the quarters ended September 30, 2020 and 2019, respectively. The 25% increase in body armor revenues was primarily the result of strong global demand for the Company's revolutionary GPX 5.5 boots for motorcycle use.

Our helmets accounted for $1.20 million or 11% of our revenues for the three months ended September 30, 2020, as compared to $1.27 million or 13% of our revenues for the same 2019 period. The 5% decrease in helmet sales is primarily due to a decrease in the sales volume of the Company's GPX 4.5 plastic helmet for off-road motorcycle use which accounted for 39% of off-road motorcycle helmet sales volume during the 2019 period. The Company has discontinued this product and has a pipeline of products that will ship during the next several quarters that we believe will address this segment extremely well.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn of damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $3.19 million and $1.81 million, or 28% and 19% of our revenues for the quarters ended September 30, 2020 and 2019, respectively. The 76% increase in revenues from the sale of other products, parts and accessories is primarily due to increased sales volume of the Company's innovative and military grade velocity line of goggles as demand continues to grow in the United States and abroad.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2020 and 2019 were $6.42 million and $5.15 million, respectively. Gross Profit for the quarters ended September 30, 2020 and 2019 were $4.95 million and $4.50 million, respectively, or 44% and 47% of revenues, respectively. Although revenues associated with direct dealer sales in the United States continue to generate a higher gross profit margin than sales associated with our international customers and revenues in the United States were 37% and 30% of our revenues for the three months ended September 30, 2020 and 2019, respectively, our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 10% and 20% of our revenues for the quarters ended September 30, 2020 and 2019 respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2020 and 2019 were $36,016 and $17,360, respectively. The 107% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2020 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2020 and 2019 were $784,131 and $739,366, respectively. This 6% increase in salaries and wages during the 2020 period was primarily due to the employment of additional in-house sales personnel in the United States.

Commissions and Consulting Expense - During the quarters ended September 30, 2020 and 2019, commissions and consulting expenses were $157,672 and $104,608, respectively. This 51% increase in commissions and consulting expenses is primarily due to increased sales commissions paid to both in-house and external sales representatives and management in the United States in line with the achievement of performance goals linked to the significant increase in dealer direct revenue in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent maintenance, protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2020 and 2019 were $181,233 and $133,480, respectively. This 36% increase in professional fees is primarily due to an increase in patent and trademark maintenance costs as the Company continues to grow its portfolio of intellectual capital.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2020 and 2019 were $543,020 and $520,633, respectively. The 4% increase in advertising and marketing expenditures during the 2020 period is primarily due to an increase in advertising costs associated with the Company's international cooperative distributor marketing program aimed at partnering with distributors globally in order to jointly continue to grow Leatt as an international consumer brand.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2020 and 2019 were $78,932 and $71,725, respectively. This 10% increase in office lease and expenses during the 2020 period, was primarily due to an increase in warehouse lease expenditure in the United States, in line with additional storage space required as the Company continues to expand its assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended September 30, 2020 and 2019, increased to $404,723, from $357,258, during the same 2019 quarter. The 13% increase in research and development costs during the 2020 period is due to increased development costs incurred as the Company continues to expand its product offering with exceptional protective gear across multiple product categories and continues to develop a pipeline of innovative products that appeal to a wider consumer audience.

Bad Debt Expense - Bad Debt Expense for the quarters ended September 30, 2020 and 2019 were $32,172 and $148,685 respectively. This 78% decrease in Bad Debt Expense is the result of a decrease in the provision for the write off of unrecoverable debts owing to the Company during the 2020 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2020 and 2019 were $459,993 and $485,054, respectively. The 5% decrease in general and administrative expenses is primarily due to a decrease in travel expenditure incurred as a result of the global travel restrictions imposed in order to curtail the further spread of the COVID-19 pandemic.

Depreciation Expense - Depreciation Expense for the quarters ended September 30, 2020 and 2019 were $212,564 and $191,712, respectively. This 11% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company's widening product range.

Total Operating Expenses - Total operating expenses increased by $101,919, to $2.85 million in the three months ended September 30, 2020, or 4%, compared to $2.75 million in the 2019 period. This increase is primarily due to increased commission, consulting and professional fees discussed above.

Net Income - Net income after income taxes for the quarter ended September 30, 2020 was $1.61 million, as compared to a net income of $1.32 million for the quarter ended September 30, 2019. This increase in net income is primarily due to the increase in revenues discussed above.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2020 and 2019 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2020	2019	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$25,855,950	$21,017,329	$4,838,621	23%
COST OF REVENUES	14,129,516	11,027,944	$3,101,572	28%
GROSS PROFIT	11,726,434	9,989,385	$1,737,049	17%
PRODUCT ROYALTY INCOME	40,675	33,056	$7,619	23%
OPERATING EXPENSES
Salaries and Wages	2,251,583	2,330,006	$(78,423)	-3%
Commissions and Consulting	345,014	263,168	$81,846	31%
Professional Fees	716,138	518,017	$198,121	38%
Advertising and Marketing	1,524,251	1,556,515	$(32,264)	-2%
Office Lease and Expenses	225,132	210,263	$14,869	7%
Research and Development Costs	1,129,535	1,063,573	$65,962	6%
Bad Debt Expense	59,092	158,184	$(99,092)	-63%
General and Administrative	1,390,236	1,473,708	$(83,472)	-6%
Depreciation	595,365	569,707	$25,658	5%
Total Operating Expenses	8,236,346	8,143,141	$93,205	1%
INCOME FROM OPERATIONS	3,530,763	1,879,300	$1,651,463	88%
Other Income (expenses)	1,621	(4,042)	$5,663	140%
INCOME BEFORE INCOME TAXES	3,532,384	1,875,258	$1,657,126	88%
Income Taxes	883,972	471,542	$412,430	87%
NET INCOME	$2,648,412	$1,403,716	$1,244,696	89%

Revenues - Revenues of the nine-month period ended September 30, 2020 were $25.86 million, a 23% increase, compared to revenues of $21.02 million for the period ended September 30, 2019. Revenues associated with international customers were $16.13 million and $13.71 million, or 62% and 65% of revenues, respectively, for the nine months ended September 30, 2020 and 2019. The increase in worldwide revenues is attributable to a $4.18 million increase in body armor sales, and a $1.92 million increase in other products, parts and accessory sales that were partially offset by a $1.05 million decrease in neck brace sales and a $0.23 million decrease in helmet sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2020 and 2019:

		Nine months ended September 30,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$3,579,838	14%	$4,624,952	22%
Body armor	14,040,660	54%	9,855,908	47%
Helmets	2,475,167	10%	2,700,791	13%
Other Products, Parts and Accessories	5,760,285	22%	3,835,678	18%
	$25,855,950	100%	$21,017,329	100%

Sales of our flagship neck brace, our most established premium product category, accounted for $3.58 million and $4.62 million, or 14% and 22% of our revenues for the nine-month periods ended September 30, 2020 and 2019, respectively. The 23% decrease in global neck brace revenues is primarily attributable to a 20% decrease in the volume of neck braces sold to our customers worldwide during the 2020 period. Orders that shipped to our international distributors during the quarter ended September 30, 2020 were placed in the initial phase of the COVID-19 pandemic and as such, were indicative of conservative distributor buying patterns at the time based on expected consumer buying patterns. Fortunately, consumer demand for our categories has been strong throughout the pandemic but we expect distributor purchasing and inventory levels to normalize over the next several quarters.

Body armor sales accounted for $14.04 million and $9.86 million, or 54% and 47% of our revenues for the nine-month period ended September 30, 2020 and 2019, respectively. The 42% increase in body armor revenues was primarily the result of a 27% increase in the volume of upper body protectors sold during the period due to continued strong consumer demand for our premium line of full upper body and chest protectors designed for both off-road motorcycle and mountain biking use in the United States and abroad.

Our helmets accounted for $2.48 million, or 10% of our revenues for the nine months ended September 30, 2020, as compared to $2.70 million, or 13% of our revenues for the nine months ended September 30, 2019. Although we continue to see encouraging demand for our MTB line of bicycle helmets with sales volume increasing by 6% when compared to the prior year nine month period and a pipeline of innovative products expected to ship over the next several quarters, the 8% decrease in helmet revenues is primarily due to a decresse in the sales volume of the Company's GPX 4.5 plastic helmet for off-road motorcycle use wich accounted for 35% of off-road motorcycle helmet sales volume during the 2019 period. The Company has discontinued this product and has a pipeline of products that will ship during the next several quarters that we believe will address this segment extremely well.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $5.76 million and $3.84 million, or 22% and 18% of our revenues for the nine months ended September 30, 2020 and 2019, respectively. The 50% increase in revenues from the sale of other products, parts and accessories is primarily due to a 136% increase in the volume of our bulletproof, military grade velocity line of goggles sold to our customers globally.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2020 and 2019 were $14.13 million and $11.03 million, respectively. Gross Profit for the nine-month periods ended September 30, 2020 and 2019 were $11.73 million and $9.99 million, respectively, or 45% and 48% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 14% and 22% of our revenues for the nine-month period ended September 30, 2020 and 2019, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month period ended September 30, 2020 and 2019 were $40,675 and $33,056, respectively. The 23% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2020 period.

Salaries and Wages - Salaries and wages for the nine-month period ended September 30, 2020 and 2019 were $2,251,583 and $2,330,006, respectively. This 3% decrease in salaries and wages during the 2020 period was primarily due to temporary staff cost reduction measures implemented by the Company globally during the second quarter of 2020 in an effort to partially mitigate the effects of the COVID-19 pandemic that were partially offset by an increase in salaries associated with the employment of in-house sales personnel in the United States.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2020 and 2019, commissions and consulting expenses were $345,014 and $263,168, respectively. This 31% increase in commission and consulting expenditure is primarily the result of increased sales commissions paid to both in-house and external sales representatives and management in the United States in line with the increase in consumer demand and dealer selling activity that the Company has experienced in the United States in the period post lifting of the stay-in-place orders instituted in various states in the United States.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2020 and 2019 were $716,138 and $518,017, respectively. This 38% increase in professional fees is primarily due to increased spending on product liability litigation during the 2020 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2020 and 2019 were $1,524,251 and $1,556,515, respectively. The 2% decrease in advertising and marketing expenditure during the 2020 period is primarily due to a decrease in race support, trade show attendance and contingency sponsorship costs as a result of the cancellation of various race series and trade shows globally in an attempt to curb the spread of the COVID-19 pandemic.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2020 and 2019 were $225,132 and $210,263, respectively. Although utility expenses decreased at the Company's headquarters as a result of the COVID-19 pandemic, the 7% increase in office lease and expenses during the 2020 period was primarily due to an increase in warehouse lease expenditure in the United States in line with additional storage space required as the Company continues to expand its assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month period ended September 30, 2020 increased to $1,129,535, from $1,063,573, during the same 2019 period. The 6% increase in research and development costs is primarily due to development costs incurred as the Company continues to grow its range of exceptional products and build a pipeline of innovative gear for wider consumer groups.

Bad Debt Expense - Bad Debt Expense for the nine-month periods ended September 30, 2020 and 2019 were $59,092 and $158,184, respectively. This 63% decrease in Bad Debt Expense is the result of a decrease in the provision for the write-off of unrecoverable debts owing to the Company during the 2020 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2020 and 2019 were $1,390,236 and $1,473,708, respectively. The 6% decrease in general and administrative expenses is primarily due to a decrease in travel expenditure incurred as a result of the global travel restrictions imposed in order to curtail the further spread of the COVID-19 pandemic.

Depreciation Expense - Depreciation Expense for the nine-month periods ended September 30, 2020 and 2019 were $595,365 and $569,707, respectively. This 5% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company's widening product range.

Total Operating Expenses - Total operating expenses increased by $93,205, to $8.24 million in the nine months ended September 30, 2020, or 1%, compared to $8.14 million in the 2019 period. This increase is primarily due to increased commissions, consulting and professional fees that were partially offset by a decrease in bad debt expenses, salaries and wages.

Net income - Net income after income taxes for the nine-month period ended September 30, 2020 was $2.65 million as opposed to a net income after income taxes of $1.40 million for the nine-month period ended September 30, 2019. This increase in net income is primarily due to the increased revenues discussed above.

Liquidity and Capital Resources

At September 30, 2020, we had cash and cash equivalents of $2.87 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2020	2019
Net cash provided by operating activities	$2,129,815	$997,645
Net cash used in investing activities	$(671,896)	$(606,282)
Net cash used in financing activities	$(493,845)	$(144,019)
Effect of exchange rate changes on cash and cash equivalents	$(168,277)	$(50,632)
Net increase in cash and cash equivalents	$795,797	$196,712
Cash and cash equivalents at the beginning of period	$2,072,864	$1,709,900
Cash and cash equivalents at the end of period	$2,868,661	$1,906,612

Cash increased by $795,797, or 38%, for the nine months ended September 30, 2020, when compared to cash on hand at December 31, 2019. The primary sources of cash for the nine months ended September 30, 2020 were a net income of $2,648,412, a decrease in inventory of $1,792,014 and an increase in accounts payable and accrued expenses of $582,176.  The primary uses of cash for the nine months ended September 30, 2020 were an increase in accounts receivable of $2,712,168 and an increase in prepaid expenses and other current assets of $719,419.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended September 30, 2020 and 2019, the Company paid an aggregate of $42,451 and $48,634, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2020 and 2019, the Company paid an aggregate of $10,613 and $12,174, in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the quarters ended September 30, 2020 and 2019, the Company paid an aggregate of $124,338 and $121,305 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 27, 2020, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $133,821 in ten payments of $11,634, at a 4.950% annual interest rate, commencing on June 1, 2020 and ending on March 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2020, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 10, 2019, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $753,360 in eleven payments of $70,468, at an annual interest rate of 5.740% commencing on November 1, 2019 and ending on September 1, 2020. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. This agreement was paid in full on September 3, 2020.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matures on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. The revolving line of credit was fully repaid on October 10, 2020 and the balance of $1,000,000 is available. On November 5, 2020, we executed an amendment to the line of credit, awaiting countersignature by the bank, to extend the line of credit facility through November 19, 2021.  When fully executed, the amendment will take retroactive effect on October 27, 2020, and will introduce an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points.

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

Our standard distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods. In performing such evaluations, we utilize historical experience, sales performance, and credit risk requirements. Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in material product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2020 and 2019 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at September 30, 2020 was $152,343 and at December 31, 2019 was $104,704.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at September 30, 2020 was $100,125 and at December 31, 2019 was $109,127.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ended September 30, 2020 and 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2020, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

• On April 3, 2018, a wrongful death lawsuit was filed against the Company in Superior Court of California, County of Imperial. The claims being asserted against the defendant is strict liability, negligence, failure to warn, and breach of implied and express warranties. The hearing date has been set for March 9, 2021.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

Date: November 12, 2020	LEATT CORPORATION

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