Form 10-K
period 2020-12-31
Leatt Corp
filed 2021-03-24
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

As of June 30, 2020 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $7,800,183. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,430,374 outstanding as of March 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2020

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled "Our Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in this report. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.6399 for its December 31, 2020 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China and NBR 7471 in Brazil.

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

Leatt earns revenues through the sale of its products through approximately 55 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

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

Establishment of Two Eleven, Three Eleven and Leatt USA

On August 17, 2007, the Company established Two Eleven Distribution, a California limited liability company, as its wholly-owned subsidiary. Located in Santa Clarita, California, Two Eleven was formed to serve as the Company's executive offices in the United States, as well as the exclusive distributor of Leatt® products in the United States.  On March 8, 2021, the Company's Board of Directors approved the redomicile of Two-Eleven Distribution to the State of Nevada, pursuant to a Plan of Conversion, that will be effective as of the date of filing Articles of Conversion and Articles of Organization with the Nevada Secretary of State.

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

Our Products

The Company designs, develops, distributes and markets protective gear, parts and accessories. The Company currently markets its products under the two main categories addressing the two main markets, namely bicycle and powersports. The Company began the process of changing its naming convention of its motorcycle range of products from GPX to Moto and the bicycle range of products from DBX to MTB during 2020.

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

The Moto/GPX models, designed for the powersports market, includes the GPX 5.5, which is fully adjustable, the GPX 5.5 Junior, which is fully adjustable and designed for junior riders, the GPX 4.5, which is less adjustable, the GPX 6.5, which is a full carbon brace, the award-winning GPX 3.5 neck brace, which is competitively priced, and the GPX 3.5 Junior neck brace, designed for junior athletes at a very competitive price. The range of STX neck braces are designed for street commuters and includes the STX RR and STX Road neck braces.

Furthermore, there is a range of SNX models under the powersports category. These neck braces are designed for snow mobile riders, which includes the SNX 5.5. These neck braces feature the AFC - Arctic Fusion Compound-designed for extreme temperatures.

The Fusion is a unique invention that combines neck, chest, back, flank and shoulder protection in one piece of body armor for powersports enthusiasts. This product combines Leatt-Brace® technology together with CE certified back, shoulder and chest impact protection. The Fusion models include the Fusion 3.0, which incorporates hard shell and 3DF AirFit ventilated soft impact foam to protect riders, the Fusion 3.0 SNX, which is designed specifically for snowmobile riders and is made from a special blend referred to as Arctic Fusion Compound (AFC™), this material is designed to withstand extremely cold conditions, and the Fusion 2.0 Junior which is designed for junior athletes.

Our MTB/DBX models, designed for the bicycle market, includes the DBX 5.5, which is fully adjustable, the DBX 5.5 Junior, which is fully adjustable and designed for junior riders, the DBX 6.5 which is a full carbon brace, the award-winning DBX 3.5 neck brace, which is competitively priced, and the DBX 3.5 Junior neck brace designed for junior athletes at a very competitive price.

Another product found under the neck brace category is the Neck Brace Kart, specifically designed for go-kart riders. This neck brace features a special Kart angle for improved function and fit. It features bio foam lycra padding and has fully adjustable front and rear tables.

The Company offers various versions, sizes and colors of these products to appeal to different clients and to address different price points. All these neck braces are CE certified as Personal Protective Equipment 89/686/EEC. To view a detailed listing of these products please see our website; www.leatt.com .

Helmets

In 2015 the Company launched its helmet range and commenced shipment with a limited helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award-winning MTB range for downhill and BMX bicycle use. The Company currently sells various models of helmet products which the Company believes redefines head and brain protection with its groundbreaking 360-degree Turbine technology for concussion and brain rotation safety. These helmets offer superior head and brain protection in a shell that is smaller, very lightweight, and super-ventilated, even at low speeds.

The Moto helmet range, designed for off-road motorcycle riders, consists of the Moto 9.5 Carbon Helmet, which is the latest premium carbon shell helmet in the range, Moto 8.5 Helmet which is a race-ready, composite shell, lightweight and super-ventilated helmet, and Moto 7.5 Helmet which has a lightweight, super-ventilated injected polymer compound shell. All these latest helmets meet DOT and new 2021 ECE 22.06 standards. Lastly, the Moto 3.5 Helmet is a polymer helmet with 360-degree turbine technology at a competitive price point, and the Moto 3.5 Junior Helmet, which is a polymer helmet designed for young riders at a competitive price point.

The MTB helmet range consists of the premium MTB 8.0 Composite Helmet, which is a well ventilated composite helmet made specifically to suit downhill and BMX riders' requirements, the MTB 4.0 Helmet, which is a super-ventilated injected polymer compound shell full-face helmet, the MTB 3.0 Helmet DH, which is a lightweight helmet that is ASTM DH certified, the MTB 1.0 Helmet DH which is polymer helmet with 360-degree turbine technology at a competitive price point, and the MTB 1.0 Helmet DH Junior which is a helmet with downhill certified ASTM  junior shell designed for young riders at a competitive price point.

The MTB helmet range also has helmets designed for Enduro rider's requirements: the MTB 4.0 Helmet Enduro, which has a DH certified lightweight Polymer shell with removable chin bar with easy-fit stainless attachment system, and the MTB 3.0 Helmet Enduro, which is a convertible helmet with removable chin bar.

The Company also has a range of half shell helmets for off-road cyclists which incorporates the 360-degree Turbine technology for concussion and brain rotation safety. The MTB 4.0 All-Mountain Helmet, which is the premium lightweight polymer compound half shell helmet, the MTB 3.0 All-Mountain Helmet, which is a half shell polymer compound helmet for cyclists, the award-winning MTB 2.0 Helmet, which is a compound helmet designed for cyclists at a competitive price point, and the MTB 1.0 All Mountain, which is the most competitively priced helmet in this range which offers great head coverage for ultimate protection. The Company has also introduced the MTB 1.0 Helmet Urban designed for riding on the busy streets which incorporates 360-degree Turbine technology for concussion and brain rotation safety.

The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our helmets have achieved CE certification when necessary. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063, for the UK market our motorcycle helmets comply with ACU Gold and for the Japanese market our Moto 3.5 helmet complies with JIS T 8133. To view a detailed listing of these products please see our website: www.leatt.com.

Body Armor

In 2010, we launched the Leatt body armor range with our introduction of the Leatt Adventure Chest Protector, a hard-shell chest protector. The following year we introduced junior protectors, body vests and full body protectors. Since then, we have further extended our range to include more body protectors and vests, back protectors, elbow guards, knee guards, impact shorts and cooling vests. These products come in a variety of soft- and hard-shell options for both adult and junior riders. Our expanded body armor product range has also gained us entry into new markets.

In 2014, we expanded into shoulder and knee-brace markets with the addition of our new shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allows us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include the Knee Brace C-Frame Pro Carbon, which is the premium knee protection in the range, the Knee Brace X-Frame, which is injected carbon cage-type knee protection, the latest addition X-Frame Hybrid knee brace which includes a sleeve with Airflex impact gel knee cup with hard shell for ultimate knee brace comfort and the Knee Brace Z-Frame, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Knee Brace C-Frame Junior and Knee Brace Z-Frame Junior which is designed for younger athletes.

In 2019, we launched our new innovative 5.5 FlexLock Boot range, consisting of the 5.5 Flexlock Boot and the 5.5 Flexlock Enduro Boot. These Boots are designed to be an essential part of any rider's motocross riding kit. Our Boots feature the SlideLock system for an outstanding first-class fit, a low-profile toe box for easy gear shifting, and an incredible FlexLock system that is proven to reduce ankle forces by up to 37% and knee forces by up to 35% upon impact, when compared to an industry leading competitor boot. The latest additions to the range are the 4.5 Boot and the 4.5 Enduro Boot, both of which include a SlideLock system, auto-locking one way sliding closure for great seal at top of boot, extended foot peg riding zone for arch and on the toes riding style, and a reinforced steel shank. All boot ranges are CE tested and certified and are available in a range of colors.

In 2020, we launched the latest new product category, our MTB shoes. The range includes two shoes with the Company's ClipGrip technology, the premium 5.0 Shoes Clip, with 3-layer waterproof breathable fabric and concealed speed lace compression system, and the 4.0 Shoes Clip, both incorporating a ClipGrip SPD channel for all-pedal compatibility.  The range includes two MTB shoes with the FlatGrip technology, namely, the premium 3.0 Shoes Flat and the 2.0 Shoes Flat, both of which are designed to satisfy any rider's needs, and incorporating FlatGrip sole technology with optimized grip pattern and mudflow channels. The last style in this range is the 1.0 Shoes Flat which is a comfortable sneaker sole with great pedal compatibility at a competitive price.

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

• 2019 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.

• 2019 Racer X Readers' Choice Award: The number one worn Neck Brace.

• 2020 Gear Of The Year Award: The Moto 9.5 Helmet was named 2020 Gear of the Year award by German Cross Magazine. The award winner is selected on an annual basis by the Editors of the magazine.

• 2020 Racer X Readers' Choice Award: The number one worn Neck Brace.

• 2020 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.

• Design & Innovation 2021 Awards: In 2021, the Leatt 4.0 Velocity Goggles won a Design and Innovation Award. The Design & Innovation award is granted by a jury of bicycle industry experts in recognition of the best bicycles and bicycle products.

• 2021 Powersports Business Nifty 50 Award: This year the Leatt X-Frame Hybrid Knee Braces was awarded the Nifty 50 Award by the editors of Powersports Business, an industry publication that selects aftermarket products and services that they believe will help boost dealer profitability. To be eligible for the 2021 award, products had to be new or substantially improved from previous years and be ready for delivery in calendar year 2021.

We believe that the premium quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 850,000 units of Leatt-Brace® products worldwide to date.

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

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 - 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer's invoice reflecting quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date is 70-100 days, and our standard supplier shipping terms are FOB (Port).

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2020 and 2019, were not material and we do not foresee these amounts being material in the near future.

We have implemented certain protocols to check the quality of raw materials used in the production process. Our third-party manufacturers are required to perform prescribed strength testing on critical parts of certain products. In addition, certain materials are tested by our research and development employees at Leatt SA and by independent material laboratories for compliance to manufacturing and material specification.

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to dealers in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 55 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2020 and 2019, annual revenues associated with international customers were $24,670,072 and 18,897,942, or 64% and 67% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2020.  For the years ended December 31, 2020 and 2019, our largest customer accounted for approximately 9% and 11% of our annual U.S. revenue, respectively. As of December 31, 2020, and 2019, $199,808 or 3% and $35,217 or 1% of our accounts receivable, was due from this customer.

For both years ended December 31, 2020 and 2019, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 9% and 8% of our annual international revenue. As of December 31, 2020 and 2019, $421,976, or 6% and $0 or 0% of our accounts receivable, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 785 active distributors and dealers who stock Leatt products in the U. S. and approximately 200 active distributors and dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2020 and 2019 were $2,167,445 and $1,989,959, respectively, representing approximately 6% and 7% of our revenues, respectively.

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

• Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. In 2015, we launched two additions to our body armor product range, namely helmets and gloves. We also added two full apparel lines to our product range, one line designed for the off-road motorcycle market and the other designed for the bicycling market. In 2019, we added motorcycle Boots and Goggles to our range which has made the company a head-to-toe brand for motorcycle protection. In 2020, we added cycling shoes to our product range, which has made the company a head-to-toe brand for bicycling protection. We expect that our sales of peripheral products and accessories will increase in line with increased brand awareness.

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

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our products have achieved CE certification when necessary. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China and NBR 7471 in Brazil. We are working to develop technology to expand our range of products with further innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2020 and 2019 amounted to $1,522,758 and $1,491,155, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

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

• Sale and Distribution Channels:  Our ability to attract top tier distribution and retail sales channels for the sale of our products is a competitive advantage. These distributors have the financial and distribution resources and relationships to penetrate existing product categories within dealerships and reach a wide geographical dealer network and ultimately consumer base. The Company sells its products to consumers through a global network of approximately 55 global distributors, including the Company's U.S. subsidiary, Two Eleven, and its South African subsidiary, Leatt SA. The Company exercises control over this distribution network through its establishment of standard business terms and guidelines for the sale and distribution of its products to retailers worldwide, and through its direct control of Two Eleven and Leatt SA, the exclusive distributors of Leatt products to retailers in the US and South Africa, respectively.  Our research and development and marketing teams also work closely with distributors to educate their sales forces about technical innovations in our products, and to provide support in the marketing and other promotion of our products.  We believe that our increase in worldwide sales and our continued expansion into global markets is a testament to the efficiency and effectiveness of our worldwide distribution channels.

• Outsourced Manufacturing. We outsource our manufacturing to third-party manufacturers in order to produce large volumes of our products. The manufacturing process remains subject to our strict quality control guidelines safeguarded by our employees and the third-party inspectors who we hire as consultants to ensure that these guidelines are being implemented at the production point. While such manufacturing arrangements pose a risk to our ability to safeguard our proprietary technologies and may lead to increased costs, as discussed under the "Risk Factors" heading in this report, we expect that the increase in expected sales volumes will contribute to a lower production cost per unit and that this will translate to better margins for our distributors and retailers.

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

• Industry Accreditation, Testing Standards and Regulations. We are pursuing accreditation and endorsements of our products from global motor sports governing and homologation bodies as well as industry organizations. We have obtained homologations of our products from various global racing authorities where objective standards have been set and we are in discussions with governing racing bodies, such as the FIM, to have the Leatt-Brace® accredited. Should industry accreditation become compulsory, we would be ahead of our competitors in the marketplace.

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

Our Intellectual Property

We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. Most of these initial intellectual property rights are held by Xceed Holdings, a corporation controlled by our Chairman, Dr. Christopher Leatt and the rest of these rights are held by the Company. We license most of our intellectual property from Xceed Holdings, pursuant to a patent and royalty license agreement, or Licensing Agreement, dated March 1, 2006, between the Company and Xceed Holdings. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all our revenues billed and received from the Leatt-Brace®. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology.

The following table lists the patents and designs licensed from Xceed Holdings:

Country	Application No	Patent No	Filing Date	Invention Title	Status	Renewal Date
South Africa	2006/05044	2006/05044	06/20/2006	Neck Brace	Granted	11/26/2021
Brazil	PI0416971-9	PI04169719	05/26/2006	Neck Brace	Granted	11/26/2021
Canada	2,547,855	2,547,855	05/26/2006	Neck Brace	Granted	11/30/2021
China	20048003507 2.4	ZL200480035072.4	05/26/2006	Neck Brace	Granted	11/30/2021
Indonesia	W002006014 67	IDP0030269	06/19/2006	Neck Brace	Granted	10/27/2021
Israel	175931	175931	06/19/2006	Neck Brace	Granted	11/25/2022
Japan	2006541524	4553903	05/26/2006	Neck Brace	Granted	07/22/2021
South Korea	10-2006- 7012173	10-0904041	06/19/2006	Neck Brace	Granted	06/19/2021
Morocco	PV29105	28229	06/15/2006	Neck Brace	Granted	11/30/2021
Mexico	JL/a/2006/000 026	301465	05/26/2006	Neck Brace	Granted	11/26/2022
Malaysia	PI 20062407	MY-145683-A	05/25/2006	Neck Brace	Granted	03/15/2021
Singapore	200808773-6	148205	05/26/2006	Neck Brace	Granted	11/30/2021
USA	11/440,576	7,993,293	05/25/2006	Neck Brace	Granted	02/09/2023
USA (Broad)	11/690,412	8,002,723	03/23/2007	Neck Brace	Granted	02/23/2023
USA (Continuation)	13/206,312	8,562,551	08/9/2011	Neck Brace	Granted	04/22/2021
Eurasia	200601049	10815	06/26/2006	Neck Brace	Granted	11/30/2021
Australia	2004293118	2004293118	06/23/2003	Neck Brace	Granted	11/30/2021

India	2315/CHENP/ 2006	266400	06/26/2006	Neck Brace	Granted	11/30/2021
Norway	20062971	327461	06/26/2006	Neck Brace	Granted	11/30/2021
New Zealand	548068	548068	06/22/2006	Neck Brace	Granted	11/30/2021
Vietnam	1-2006-01015	13771	06/26/2006	Neck Brace	Granted	02/09/2021
Germany	04816084.0	6020040259 75,6	06/22/2006	Neck Brace	Granted	11/30/2021
France	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2021
UK	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2021
Switzerland	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2021
Spain	04816084.0	2342402	06/22/2006	Neck Brace	Granted	11/30/2021
Italy	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2021
Netherlands	04816084.0	1696842	06/22/2006	Neck Brace	Granted	11/30/2021
Switzerland	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2021
Germany	09165346.9	602004035367.1	07/13/2009	Neck Brace	Granted	11/30/2021
Spain	09165346.9	2377592	07/13/2009	Neck Brace	Granted	11/30/2021
France	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2021
UK	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2021
Italy	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2021
Netherlands	09165346.9	2113231	07/13/2009	Neck Brace	Granted	11/30/2021
USA	29/224,261	D552,742	02/28/2005	Moto-R Brace	Registered

USA	29/225,477	D542,919	03/17/2005	Moto-GPX Brace	Registered
Europe	000 312 061- 0001	000 312 061- 0001	03/17/2005	Moto-GPX Brace	Registered	03/17/2021
USA	29/279,249	D631,167	04/24/2007	SSS Brace	Registered
Europe	000 711 130- 0001	000 711 130- 0001	04/20/2007	SSS Brace	Registered	04/20/2022
USA	29/284,258	D592,310	09/04/2007	Moto-GPX Brace 2006	Registered
Europe	000 785 373- 0001	000 785 373- 0001	09/06/2007	Moto-GPX Brace 2006	Registered	09/06/2022
USA	29/325,870	D633,623	10/07/2008	Damper Brace	Registered

The following table lists our own patents and designs:

Country	Application No	Patent No	Filing date	Invention Title	Status	Renewal Date
Held by Leatt Corporation
South Africa	2013/01921	2013/01921	10/01/2010	Chest Protector	Granted	10/01/2021
South Africa	2015/00206	2015/00206	01/13/2015	Shoulder Brace	Granted	06/26/2021
United Kingdom	14737320.3	EP 3003233	12/3/2015	Knee Brace	Granted	05/31/2021
Germany	14737320.3	DE 2014007672.6	12/03/2015	Knee Brace	Granted	05/31/2021
Europe	15730280.3	EP 3145354	5/21/2015	Turbine Helmet	Granted-Opposed

USA	16/460,606		12/21/2016	Turbine Helmet	Pending	After Grant
Australia	2015262893	2015262893	11/21/2016	Turbine Helmet	Granted	05/21/2021
Hong Kong	17107095.0	HK1233458	07/14/2017	Turbine Helmet	Granted	05/21/2021
Germany	15730280.3	602015008583.3	12/21/2016	Turbine Helmet	Granted	05/31/2021
United Kingdom	15730280.3	EP 3145354	12/21/2016	Turbine Helmet	Granted	05/31/2021
USA	16/064,914		06/26/2018	Boot	Pending	After Grant
Germany	16828780.3	6020160175	06/21/2018	Boot	Granted	12/21/2021
United Kingdom	16828780.3	3393289	06/21/2018	Boot	Granted	12/21/2021
Italy	16828780.3	3393289	06/21/2018	Boot	Granted	12/21/2021
Thailand	1801003720		06/21/2018	Boot	Pending	After Grant
Europe	17712829.5	EP 3419453	07/23/2018	Jacket	Granted
Germany	17712829.5	60 2017 014 422.3	07/23/2018	Jacket	Granted	02/22/2021
United Kingdom	17712829.5	EP 3419453	07/23/2018	Jacket	Granted
USA	16/078,379	10,888,129	08/21/2018	Jacket	Accepted	After Grant
Germany	112018007123.5		08/12/2020	Magnetic Hood	Pending	02/22/2021
United Kingdom	2011091.2		07/17/2020	Magnetic Hood	Pending	02/22/2021
USA	16/964,259		07/23/2020	Magnetic Hood	Pending	After Grant
PCT	PCT/IB2019/061001		12/20/2018	Goggle	Pending
PCT	PCT/IB2020/050170		01/14/2019	Velcro strap Boot	Pending
USA	29/381,768	D649,649	12/22/2010	STX Brace	Registered

United Kingdom	2010759.5		07/13/2020	Body protection (skidding function)	Pending	After Grant
Europe	001 251 508- 0001	001 251 508- 0001	12/23/2010	STX Brace	Registered	12/23/2025
Japan	2010-031383	1422456	12/28/2010	STX Brace	Registered	08/04/2021
USA	29/297,349	D609,815	11/08/2007	Leatt Sock Kit	Registered
USA	29/510,597	D784,123	12/01/2014	Visor Screw	Registered
USA	29,509,338	D768,940	11/17/2014	Hydration System	Registered
Europe	02588970-0001- 0003	02588970-0001- 0003	12/02/2014	Visor Screw & Hydration System	Registered	12/02/2024
USA	29/683,567		03/14/2019	Boot	Pending
Europe	006308763-0001	006308763-001	03/15/2019	Boot	Registered	03/15/2024
USA	29/680,992		02/21/2019	Velocity Goggles	Pending
Europe	006263224-0001	006263224-0001	02/21/2019	Velocity Goggles	Registered	02/21/2024
Europe	007715412-0001-0004	007715412-0001-0004	02/21/2019	Ventilated Goggle Straps	Registered	02/21/2024
USA	29/747,717		08/25/2020	Ventilated Goggle Straps (Fine)	Pending
USA	29/747,724		08/25/2020	Ventilated Goggle Straps (Large)	Pending
Europe	007717962-0001	007717962-0001	02/27/2020	DBX Shoe Soles	Registered	02/27/2025
USA	29/735,244		05/19/2020	Body Protector	Pending

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

The following table lists our licensed and/or registered and pending trademarks:

Country Name	Trademark	Classes	Filing Date	Filing Number	Status	Expiry/renewal
Australia	LEATT	09, 10, 28	07/16/2010	1372902	Granted	07/16/2030
Australia	BraceOn	09	09/23/2011	1450772	Granted	09/23/2021
Australia	LEATT	9, 25	09/12/2018	1954696	Granted	09/12/2028
Australia	RIDEVIZ	09	01/17/2020	2063298	Granted	01/17/ 2030
Brazil	LEATT (SPECIAL SCRIPT)	09	11/05/2009	830.409.432	Granted	10/09/2022
Brazil	LEATT AND DEVICE	09	11/05/2009	830.409.440	Granted	10/09 2022
Brazil	LEATT (SPECIAL SCRIPT)	10	11/05/2009	902.094.165	Granted	10/09/2022
Brazil	LEATT AND DEVICE	10	11/05/2009	902.094.149	Granted	01/14/2024
Brazil	LEATT (SPECIAL SCRIPT)	25	11/05/2009	902.094.238	Granted	10/09/2022

Brazil	LEATT AND DEVICE	25	11/05/2009	902.094.190	Granted	10/09/2022
Brazil	DEVICE	10	11/05/2009	902.094.084	Granted	10/09/2022
Brazil	DEVICE	25	11/05/2009	902.094.157	Granted	10/09/2022
Brazil	DEVICE	09	11/05/2009	830.409.416	Granted	10/09/2022
Canada	LEATT		07/13/2011	1535498	Granted	01/29/2028
Canada	LEATT		10/17/2018	1925610	Pending
Chile	LEATT	9 and 28	07/03/2019	1328669	Granted	03/10/2030
China	LEATT-BRACE	10	09/21/2007	6287826	Granted	02/20/2020
China	LEATT	10	09/21/2007	6287824	Granted	02/20/2030
China	LEATT-BRACE	09	09/03/2009	7668832	Granted	03/06/2031
China	LEATT	09	09/03/2009	7668830	Granted	03/06/2031
China	LEATT	25	09/28/2010	8706821	Granted	10/13/2021
China	LEATT	09	08/31/2016	21157818	Granted	10/27/2027
China	LEATT	25	08/31/2016	21157816	Granted	10/27/ 2027
China	LEATT	28	08/31/2016	21157815	Granted	10/27/2027
China	RIDEVIZ	09	02/03/2020	43980431	Granted	02/03/2030
China	RideGrip	25	07/01/2020	47720276	Pending
China	FirstTurn	9	07/01/2020	47710732	Pending
China	LEATT (SPECIAL SCRIPT)	25	12/02/2020	51812992	Pending
China	LEATT	12	02/02/2021	53504400	Pending
EU	LEATT-BRACE	09	09/19/2007	006313993	Granted	09/19/2027
EU	LEATT	09	09/19/2007	006314017	Granted	09/19/2027
EU	DEVICE (HELMET FOR YOUR NECK)	09	09/19/2007	006314132	Granted	09/19/2027
EU	LEATT DEVICE	09	07/23/2009	008444136	Granted	07/23/2029
EU	LEATT	25	09/23/2010	009395997	Granted	09/23/2030
EU	BraceOn	09	09/23/2011	010288405	Granted	09/30/2021
EU	THREE L DEVICE	09, 18, 25, 28	09/23/2014	13289822	Granted	09/23/2024
EU	LEATT	9	09/11/2018	017952736	Granted	09/11/2028
EU (EUIPO)	RIDEVIZ	09	01/16/2020	1818520	Granted	01/16/2030
EU (EUIPO)	RIDEGRIP	25	06/25/2020	18261405	Granted	06/25/2030
EU (EUIPO)	FIRSTTURN	9	06/25/2020	18261407	Granted	06/25/2030
Indonesia	LEATT	9	07/30/2020	DID2020041942	Pending
Indonesia	LEATT	28	07/30/2020	DID2020041945	Pending
Japan	LEATT	09, 10, 28	07/16/2010	2010-56635	Granted	08/12/2021
Japan	LEATT	25	10/22/2010	2010-074427	Granted	04/01/2021
Japan	LEATT	9	09/13/2018	2018-115304	Granted	11/15/2029
Mexico	LEATT	09	08/25/2017	1938215	Granted	08/25/2027
Mexico	LEATT	18	08/25/2017	1938218	Granted	08/25/2027
Mexico	LEATT	25	08/25/2017	1938216	Granted	08/25/2027
Mexico	LEATT	28	08/25/2017	1938213	Granted	08/25/2027
Mexico	LEATT	9	10/11/2018	2114511	Granted	10/11/2028
New Zealand	LEATT	28	09/27/2010	831035	Granted	09/27/2030
New Zealand	LEATT	9, 25	09/12/2018	1102269	Granted	09/12/2028
South Africa	LEATT- BRACE	10	05/28/2004	2004/08584	Granted	05/28/2024

South Africa	DEVICE	09	06/26/2009	2009/11856	Granted	06/26/2029
South Africa	DEVICE	10	06/26/2009	2009/11857	Granted	06/26/2029
South Africa	DEVICE	28	06/26/2009	2009/11858	Granted	06/26/2029
South Africa	LEATT	09	10/05/2020	2020/26711	Pending
South Africa	LEATT	25	10/05/2020	2020/26722	Pending
United Kingdom	RIDEGRIP	25	06/25/2020	3504789	Granted	06/25/2030
USA	LEATT-BRACE	09	07/11/2007	77227507	Granted	08/12/2028
USA	LEATT	09	08/24/2007	77264178	Granted	08/12/2028
USA	ALPT	09	05/22/2009	77/742,823	Granted	03/01/2031
USA	ALTERNATIVE LOAD PATH TECHNOLOGY	09	05/22/2009	77/742,826	Pending	10/26/2030
USA	LEATT DEVICE	09	06/23/2009	77765739	Granted	10/12/2030
USA	LEATT	09, 25	09/22/2010	85135308	Granted	09/04/2022
USA	BraceOn	09	09/22/2011	85/429,145	Granted	01/15/2023
USA	THREE L DEVICE	09, 18, 25, 28	11/05/2014	86445638	Granted	01/17/2027
USA	LEATT	09, 18, 25, 28	12/11/2015	86846033	Granted	04/11/2027
USA	RIDEVIZ	09	01/29/2020	88777360	Accepted
USA	RideGrip	25	07/02/2020	90032534	Pending
USA	FirstTurn	9	07/02/2020	90032653	Pending

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

Our Employees

As of December 31, 2020, we employed 53 full-time employees and 34 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2020.

Employee Function	Number
Executive	4
Internet & Technology	2
Product Development	9
Marketing	11
Finance	4
Operations and Distributions/Logistics	16
Research and Development/Leatt Lab	3
Legal and Compliance	2
Sales & Customer Services	17
Support Staff (Receptionist/Cleaners/Driver)	2
Outside Sales Representatives	17
Total	87

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

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $38.60 million for the fiscal year ended December 31, 2020. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2021 we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2021. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, all Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203.  Our downhill specific bicycle helmets also comply with ASTM F1952.  For our Australian Market, our bicycle helmet complies with AS/NZS 2063, for the UK market our motorcycle helmets comply with ACU Gold and for the Japanese market our Moto 3.5 helmet complies with JIS T 8133. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China and NBR 7471 in Brazil.

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

Our international business is especially sensitive to economic uncertainty that may affect our ability to conduct business outside of the U.S. For the years ended December 31, 2020 and 2019, annual revenues from sales to international customers were $24,670,072 and $18,897,942, or 64% and 67% of our total revenue, respectively.  Although there is more certainty regarding the outcome of BREXIT due to the withdrawal agreement that was concluded between The European Union and the United Kingdom on January 24, 2020, we continue to evaluate the potential effect of the United Kingdom's (UK) departure from the European Union (EU) (commonly referred to as "Brexit") on our business operations and financial results.  We anticipate that Brexit may have adverse tax effects on movement of products or sustainment activities between the UK and EU.  Additionally, Brexit may still have an impact the value of the pound sterling. If the pound sterling were to depress significantly against the U.S. dollar, this could negatively impact the ability of our UK customers to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results.

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

We derive 64% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. Most of our products are manufactured in China, and the U.S. administration has imposed tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets to date, we cannot predict the impact of future tariffs on our products or the value and category of products that would be affected. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2020 and 2019, our largest customer accounted for approximately 9% and 11% of our annual U.S. revenue, respectively. As of December 31, 2020, and 2019, $199,808 or 3% and $35,217 or 1% of our accounts receivable, was due from this customer.

For both the years ended December 31, 2020 and 2019, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 9% and 8% of our annual international revenue. As of December 31, 2020, and 2019, $421,976 or 6% and $0, or 0% of our accounts receivable, respectively, was due from this international customer.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2020. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  The Company experienced conservative international distributor ordering levels during the first quarter of 2020 as a result of the COVID-19 pandemic which resulted in a decrease in category revenues of our more established product categories and particularly our most established product category, neck braces during the third quarter of 2020. Due to strong consumer demand for outdoor product categories; however, we have not seen any significant material negative impact of COVID-19 on our results of operations for the year ended December 31, 2020.  During the period we reviewed all operating costs, adjusted our budgets, streamlined staffing requirements in line with a possible decrease in revenues, negotiated favorable working capital terms, and obtained government assistance where applicable. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to the extended global quarantine that commenced at the tail of the first quarter.  The continued mutation and spread of the virus, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the coming periods and beyond.

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

We have obtained certification and approvals for certain of our products, including approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China and NBR 7471 in Brazil. We also voluntarily submitted our GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, will provide validation for our product's performance.

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

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. While the current market price for our stock is above this limit, our stock price has been below this limit during the past 12 months and we cannot guarantee that it will not do so in the coming months. Brokers or dealers effecting transactions in "penny stock" must disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect your ability to sell shares.

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

The Company's officers, directors and affiliates collectively have the power to make all major decisions regarding the Company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our Company's officers, directors and affiliates collectively own 48.30% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock, but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 15% of the space is used by our finance, legal and operations teams, 50% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 25% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated December 16, 2020, between Leatt SA and AJ Brutus Investments CC, which expires on June 30, 2022. The lease agreement requires us to pay a monthly rent of ZAR 68,061 (or $4,649).

We lease extra warehouse space store inventory located at Unit 2, Stand no. 37, Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated December 16, 2020, between Leatt SA and White Pine Investments 78 (Pty) Ltd, which expires on June 30, 2022. The lease agreement requires us to pay a monthly rent of ZAR 12,750 (or $871).

We also lease extra warehouse space store inventory located at Calle Jaén, number 1 of -08740-, Sant Andreu de la Boat, Spain. We occupy these premises pursuant to a lease agreement, dated February 23, 2021, between Leatt Corporation and Mundo Talio SL, which expires on June 30, 2021. The lease agreement requires us to pay a monthly rent of €1,257 (or $1,544).

Two Eleven, our California subsidiary, leases a 14,101 square foot space in Santa Clarita, California, pursuant to a lease agreement between Two Eleven and Harold & Bonnie Pease Trust, dated March 10, 2017, that expires on April 30, 2022. Two Eleven uses approximately 14% of the office space for executive offices and the remaining 86% of the space for warehousing. The lease agreement calls for a monthly base rent in the amount of $10,522, from May 1, 2018 through April 30, 2019, after which time the base rent will escalate annually in line with the Consumer Price Index (CPI) up to a maximum of 3% per annum, plus other associated costs, such as real estate taxes, association dues and other fees. Our current monthly rent is $14,601 through April 30, 2021 until the next annual escalation.

Two Eleven has entered into a new Lease Agreement, dated December 14, 2020, between Two Eleven and CP Logistics NVCC IV, LLC, to lease warehouse and office comprising approximately 43,056 square foot in the building located in Reno, Nevada. The lease will commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, and the term will continue for a period of 66 months from such commencement date. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in accordance with the terms of the lease agreement.  The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees.

We also lease extra warehouse space from time to time to store inventory. These agreements are on a month-to-month basis and vary during the course of the year.

We believe that all space used by the Company is in good condition, and that the property is adequately insured.

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

•

On April 3, 2018, a wrongful death lawsuit was filed against the Company in Superior Court of California, County of Imperial. The claims being asserted against the defendant is strict liability, negligence, failure to warn, and breach of implied and express warranties. The hearing date has been vacated and has not been rescheduled to-date.  The Company believes that the lawsuit is without merit and intends to vigorously defend itself.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2021
1st Quarter (January 1, 2021 to March 19, 2021)	$10.50	$6.25
Year Ended December 31, 2020
1st Quarter	$2.75	$1.50
2nd Quarter	$2.80	$1.50
3rd Quarter	$7.90	$2.11
4th Quarter	$7.68	$4.81
Year Ended December 31, 2019
1st Quarter	$2.65	$2.20
2nd Quarter	$2.43	$1.82
3rd Quarter	$2.00	$1.65
4th Quarter	$2.35	$1.55

Holders

As of March 19, 2021, there were approximately 189 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our officers and directors are eligible for equity awards in the form of stock options and restricted stock under the Leatt Corporation Amended and Restated 2011 Equity Incentive Plan (the "2011 Plan"), pursuant to which the Company is authorized to issue and sell up to 1,320,000 shares of common stock of the Company, par value $0.001 per share. Equity awards under the 2011 Plan are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, including the components of our key performance appraisal index described above and any other indicators of the impact that such employee's productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, the Board considers the future benefits potentially available to the named executive officers from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

The following table includes the information as of December 31, 2020 for each category of our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$1.00	261,450
	308,000	$2.60
	169,000	$1.60
	250,000	$2.30
	41,350	$7.10
Equity compensation plans not approved by security holders	0	--	0
Total	768,350	--

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2020 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2020.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our GPX 3.5 helmet with JIS T 8133 for the Japanese Market. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China and NBR 7471 in Brazil.

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

Leatt earns revenues through the sale of its products through approximately 55 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has enacted tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 31, 2020, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.  Furthermore, since 64% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  The Company experienced conservative international distributor ordering levels during the first quarter of 2020 as a result of the COVID-19 pandemic which resulted in a decrease in category revenues of our more established product categories and particularly our most established product category, neck braces during the third quarter of 2020. Due to strong consumer demand for outdoor product categories; however, we have not seen any significant material negative impact of COVID-19 on our results of operations for the year ended December 31, 2020.  During the period we reviewed all operating costs, adjusted our budgets, streamlined staffing requirements in line with possible decreases in revenues, negotiated favorable working capital terms, and obtained government assistance where applicable. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to the extended global quarantine that commenced at the tail of the first quarter.  The continued mutation and spread of the virus, or the occurrence of any other catastrophic events, could have a negative impact our sales revenue for the coming periods and beyond.

Results of Operations

Year ended December 31, 2020 compared to the year ended December 31, 2019

The following table summarizes the results of our operations during the years ended December 31, 2020 and 2019 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2020	2019	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$38,604,289	$28,317,817	$10,286,472	36%
COST OF REVENUES	21,215,669	15,311,013	$5,904,656	39%
GROSS PROFIT	17,388,620	13,006,804	$4,381,816	34%
PRODUCT ROYALTY INCOME	88,748	46,460	$42,288	91%
OPERATING EXPENSES
Salaries and Wages	3,480,181	3,271,018	$209,163	6%
Commissions and Consulting	586,509	357,460	$229,049	64%
Professional Fees	793,859	725,986	$67,873	9%
Advertising and Marketing	2,167,445	1,989,959	$177,486	9%
Office Lease and Expenses	306,855	279,827	$27,028	10%
Research and Development Costs	1,522,758	1,491,155	$31,603	2%
Bad Debt Expense	71,862	203,253	$(131,391)	-65%
General and Administrative	1,879,286	1,952,121	$(72,835)	-4%
Intangible asset write-off	-	41,511	$(41,511)	-100%
Depreciation	832,216	760,217	$71,999	9%
Total Operating Expenses	11,640,971	11,072,507	$568,464	5%
INCOME FROM OPERATIONS	5,836,397	1,980,757	$3,855,640	195%
Other Income (Expenses)	206,008	(38,300)	$244,308	638%
INCOME BEOFRE INCOME TAXES	6,042,405	1,942,457	$4,099,948	211%
Income Taxes	1,618,533	566,729	$1,051,804	186%
NET INCOME	$4,423,872	$1,375,728	$3,048,144	$222%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories. Revenues for the year ended December 31, 2020 were $38.60 million, a 36% increase, compared to revenues of $28.32 million for the year ended December 31, 2019. This increase in revenues is attributable to a $8.49 million increase in body armor sales, a $1.90 million increase in sales of other products, parts and accessories, and a $0.93 million increase in helmets sales that were partially offset by a $1.04 million decrease in neck braces sales, during the year ended December 31, 2020.  Annual revenues associated with international customers for the years ended December 31, 2020 and 2019, were $24,670,072 and $18,897,942, or 64% and 67% of total revenue, respectively.

The following table sets forth our revenues by product line for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	% of Revenues	2019	% of Revenues
Neck braces	$4,884,230	13%	$5,920,011	21%
Body armor	22,300,362	58%	13,809,169	49%
Helmets	3,865,766	10%	2,931,323	10%
Other products, parts and accessories	7,553,931	19%	5,657,314	20%
	$38,604,289	100%	$28,317,817	100%

Sales of our flagship neck brace accounted for $4.88 million and $5.92 million, or 13% and 21% of our revenues for the years ended December 31, 2020 and 2019, respectively. The 17% decrease in neck brace revenues was primarily due to a 21% decrease in the volume of neck braces sold to our customers worldwide during the 2020 period. Orders that shipped primarily to our international distributors during the six months ended December 31, 2020 were placed in the initial phase of the COVID-19 pandemic and as such, were indicative of very conservative distributor buying patterns, particularly for our most established product categories at the time, based on expected consumer buying patterns. Consumer demand for our categories has been strong throughout the pandemic and based on existing new model year orders, we expect distributor purchasing and inventory levels to normalize over the next several quarters.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $22.30 million and $13.81 million, or 58% and 49% of our revenues for the years ended December 31, 2020 and 2019, respectively. The 61% increase in body armor revenues was primarily due to an increase in the sales volume of the Company's exceptional premium engineered soft and hard-shell upper body and limb protectors. Additionally, shipments of the highly anticipated Moto 4.5 and 5.5 off-road motorcycle boots to our customers globally contributed strongly to this increase.

Our helmets accounted for $3.87 million and $2.93 million, or 10% and 10% of our revenues for the years ended December 31, 2020 and 2019, respectively. The 32% increase in helmet revenues is primarily due to strong demand for the Company's innovative, award winning MTB helmet line up and encouraging initial shipments of our redefined and relaunched Moto helmet line up for Off-road motorcycle use to our customers in the United States and abroad.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $7.55 million and $5.66 million, or 19% and 20% of our revenues for the years ended December 31, 2020 and 2019, respectively. The 34% increase in revenues of other products, parts and accessories is primarily due to continued strong demand for our line of technical apparel designed for off-road motorcycle and mountain biking use as well as a 36% increase in the volume of our bulletproof, military grade velocity line of goggles sold to our customers in the United States and abroad.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2020 and 2019 were $21.22 million and $15.31 million, respectively. Gross Profit for the years ended December 31, 2020 and 2019 were $17.39 million or 45% of revenues and $13.01 million, or 46% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 13% and 21% of our revenues for the years ended December 31, 2020 and 2019, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2020 and 2019 were $88,748 and $46,460, respectively. The 91% increase in product royalty income is primarily due to an increase in the sale of licensed products by licensees during the 2020 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2020 and 2019 were $3,480,181 and $3,271,018, respectively. This 6% increase in salaries and wages during the 2020 period was primarily due to the employment of additional in-house sales and marketing personnel in North America.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2020 and 2019 were $586,509 and $357,460, respectively. This 64% increase in commissions and consulting expenses is primarily due to increased sales commissions and performance incentives paid to both in-house and external sales representatives and sales management personnel in the United States in line with the achievement of performance goals that are tied to the significant increase in dealer direct sales in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand. Professional fees for the years ended December 31, 2020 and 2019 were $793,859 and $725,986, respectively. The 9% increase in professional fees is primarily due to increased spending on product liability litigation during the 2020 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2020 and 2019 were $2,167,445 and $1,989,959, respectively. This $177,486, or 9%, increase in advertising and marketing expenditure is primarily due to the production and implementation of global marketing campaigns that include print and online advertising, social media engagement with consumers and global athlete and team sponsorship programs designed to market the company's growing product categories and global consumer brand.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2020 and 2019 were $306,855 and $279,827, respectively. The 10%, increase in office lease and expenses is primarily due to an increase in warehouse lease expenditure in the United States in line with additional warehousing space required as the Company continues to expand its product offering of exceptional protective gear.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2020 and 2019 were $1,522,758 and $1,491,155, respectively. This 2% increase in research and development costs is primarily the result of increased expenditure on development costs incurred as the Company continues to expand and refine its product offering across multiple existing and new product categories and continues to develop a pipeline of exceptional and ground-breaking technologies and products that appeal to a wider rider audience.

Bad Debt Expense - Bad debt expense for the years ended December 31, 2020 and 2019 were $71,862 and $203,253, respectively. This 65% decrease in bad debt expense is primarily due to the write-off of higher value unrecoverable debts owing to the Company during the 2019 period that did not occur during the 2020 period.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2020 and 2019, were $1,879,286 and $1,952,121, respectively. The 4% decrease in general and administrative expenses is primarily due to a decrease in travel expenditure incurred as a result of the global travel restrictions imposed in order to curtail the further spread of the COVID-19 pandemic.

Intangible asset write-off - Intangible asset write-off for the years ended December 31, 2020 and 2019 was $0 and $41,511, respectively. The 100% decrease in intangible asset write-off is primarily as a result of the write-off of a previously impaired Company purchased patent during the year ended December 31, 2019 that did not occur during the period ended December 31, 2020.

Depreciation Expense - Depreciation expense for the years ended December 31, 2020 and 2019 was $832,216 and $760,217, respectively. The 9% increase in depreciation expense is primarily due to the addition of moulds and tooling utilized in the production of the Company's expanding product categories.

Total Operating Expenses - Total operating expenses increased by $568,464 to $11,640,971 for the year ended December 31, 2020 or 5%, compared to $11,072,507 in the 2019 period. This increase is primarily due to increases in salaries, commissions and marketing expenses that were partially offset by a decrease bad debt expense and general and administrative expenditure discussed above.

Other Income (Expenses) - Other income (expenses) for the years ended December 31, 2020 and 2019 was $206,008 and ($38,300), respectively.  The increase in other income (expenses) is primarily a result of recognizing PPP loan forgiveness income of $210,732 during the year ended December 31, 2020.

Net Income - The net income after income taxes for the year ended December 31, 2020 was $4,423,872, as compared to a net income after income taxes of $1,375,728 for the 2019 period. This 222% increase in net income is primarily due to the 36% increase in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2020, we had cash and cash equivalents of $2.97 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $2.07 million and short-term investments of $0.06 million at December 31, 2019. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2020	2019
Net cash provided by operating activities	$2,347,234	$845,608
Net cash used in investing activities	$(1,451,759)	$(863,023)
Net cash provided by financing activities	$11,859	$309,346
Effect of exchange rate changes on cash and cash equivalents	$(13,156)	$71,033
Net increase in cash and cash equivalents	$894,178	$362,964
Cash and cash equivalents at the beginning of period	$2,072,864	$1,709,900
Cash and cash equivalents at the end of period	$2,967,042	$2,072,864

Cash increased by $894,178 or 43%, for the year ended December 31, 2020. The primary sources of cash during 2020 were a net income of $4,423,872, an increase in accounts payable and accrued expenses of $2,599,578, and an increase in income taxes payable of $1,061,539. The primary uses of cash during calendar year 2020 were an increase in accounts receivable of $4,214,998, an increase in inventory of $1,022,324, an increase in prepaid expenses and other current assets of $ 980,123, and increased capital expenditures of $1,477,454 relating primarily to the commissioning of moulds and tooling that will be used in the production of the Company's expanding product range.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the one-year periods ended December 31, 2020 and 2019, the Company paid an aggregate of $49,023 and $56,819 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the one-year periods ended December 31, 2020 and 2019, the Company paid an aggregate of $476,629 and $485,220 in consulting fees to Innovate.

On May 4, 2020, the Two Eleven received proceeds of $210,732, under the Paycheck Protection Program or PPP established under the CARES Act. Two Eleven was able to apply for forgiveness of up to 100% of the entire PPP loan balance at the end of the 24-week period from the Company's first receipt of PPP loan funds; so long as Two Eleven used the funds for specific expenses as outlined in the CARES Act incurred and paid within the 24-week period. On December 17, 2020, Two Eleven received notification that the full amount of the PPP loan was forgiven in full.

Pursuant to a Premium Finance Agreement, dated May 27, 2020, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $136,417 in ten payments of $11,634, at a 4.950% annual interest rate, commencing on June 1, 2020 and ending on March 1, 2021. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2020, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2020, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed an amendment to the line of credit, awaiting countersignature by the bank, to extend the line of credit facility through February 28, 2022 and increase the revolving line of credit to $ 1,500,000. When fully executed, the amendment will take retroactive effect on February 17, 2021.  As of December 31, 2020, $1,000,000 of the line of credit was available.

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

Revenue and Cost Recognition - The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2020 and December 31, 2019 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts for the years ended December 31, 2020 and 2019 was $101,885 and $104,704, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence as of the years ended December 31, 2020 and 2019 was $116,591 and $109,127, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the years ended December 31, 2020 and 2019.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2020 and 2019 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2020, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2020 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2020 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 19, 2021.

Name	Age	Title
Dr. Christopher James Leatt	52	Founder, Chairman and Research & Development Consultant
Sean Macdonald	43	CEO, CFO, President and Director
Jeffrey Joseph Guzy	69	Director

DR. CHRIS LEATT: Dr. Leatt, aged 52, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 43, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 69, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation, an SEC reporting company. Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of Capstone Industries (OTC.CAPC) a public corporation. He serves as an independent director and chairman of the audit committee of Purebase Corporation (OTC.PUBC) a public company.

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

Significant Employees

Name	Age	Position
Erik Olsson	53	International General Manager and Head of International Distribution
Todd Repsher	50	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 53, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 50, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over fifteen years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2018	63,000	--	--	28,288	--	--	469,385	560,673
	2019	66,000	--	--	45,454	--	--	485,220	596,674
	2020	63,250	--	34,080	11,446	--	--	476,629	585,405
Sean Macdonald, President, CEO, CFO and Director	2018	254,262	50,000	--	42,432	--	--	--	346,694
	2019	269,901	60,000	--	68,181	--	--	--	398,082
	2020	242,171	80,000	50,268	17,166	--	--	--	389,605
Todd Repsher U.S. National sales manager	2018	183,600	17,500	--	14,196	--	--	--	215,296
	2019	192,000	7,250	--	9,904	--	--	7,434	216,588
	2020	188,265	25,000	29,820	6,602	--	--	7,821	257,508

(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)

Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company's board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,653,787 (approximately $188,896) and $64,101 per annum and R111,456 (approximately, $7,933), per year in travel allowance, medical and life insurance benefits, and participation in the Company's Senior Executive Wellness Program. Effective January 1, 2021, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R2,927,758 (approximately $199,985) and $70,511 per annum. Mr. Macdonald further will receive a travel allowance of R114,010 (approximately, $7,788), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Mr. Macdonald may not sell any stock issued to him by the Company for a period of 5 years from receipt thereof. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we are obligated to pay him an annual base salary of $16,000 per month.  Effective, January 1, 2020, the Company and Mr. Repsher agreed to amend his employment agreement to increase his base salary from $16,000 to $16,300 per month, and from January 1, 2021, his base salary increased to $ 17,800 per month.  Mr. Repsher also receives coverage under the Company's employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months' written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days' advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

We had also entered into an employment agreement, effective as of November 9, 2010, with Dr. Christopher Leatt, in his capacity as our Chairman and Head of Research and Development, pursuant to which, we were obligated to pay him an annual base salary of $487,668. Dr. Leatt also received coverage under the Company's employment benefit plans as well as the mandatory one week's severance pay for each year of service to the Company. He was also subject to the customary confidentiality covenants. However, on July 8, 2015, the Company terminated this employment agreement and entered into a consulting agreement or Consulting Agreement, with Innovate Services Limited or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446 and from January 1, 2021, the Company's monthly fee to Innovate, increased to $42,233.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2020, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/25/2019	--	52,000	$2.30	$119,600
Sean Macdonald	2/25/2019	--	78,000	$2.30	$179,400
Todd Repsher	2/25/2019	--	30,000	$2.30	$69,000
Dr. Christopher Leatt	12/29/2020	8,000	--	$7.10	$56,800
Sean Macdonald	12/29/2020	11,800	--	$7.10	$83,780
Todd Repsher	12/29/2020	7,000	--	$7.10	$49,700

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2020 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Sean Macdonald	78,000	--	--	$2.60	March 28, 2026
Todd Repsher	39,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Sean Macdonald	78,000	--	--	$1.60	August 23, 2027
Dr. Christopher Leatt	52,000	--	--	$2.30	February 24, 2029
Sean Macdonald	78,000	--	--	$2.30	February 24, 2029
Todd Repsher	30,000	--	--	$2.30	February 24, 2029

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated.  The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019.  On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares will vest on February 25, 2022.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated.  Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021.  The remaining 23,400 (30%) shares will vest on February 25, 2022.

On March 29, 2016, the Board approved the grant to Todd Repsher, the Company's U.S. General Manager, of a 10-year option under the Company's 2011 Plan, to purchase 39,000 shares of the Company's common stock at an exercise price of $2.60 a share, 11,700 of which immediately vested.  Options to purchase 11,700 shares vested on March 29, 2017, and the remaining options to purchase 7,800 shares and 7,800 shares vested on March 29, 2018 and 2019, respectively.  These options will expire on March 28, 2026.  On February 25, 2019, the Board approved a grant to Mr. Repsher of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021.  The remaining 9,000 (30%) shares will vest on February 25, 2022.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2020.

On February 25, 2019, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, a 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (3,200 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On February 25, 2019, the Board approved a grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 23,400 of which vested February 25, 2019. Options to purchase another 20%, or 15,600 shares, vest on February 25, 2020, options to purchase another 20% or 15,600 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 23,400 shares vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (4,720 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Macdonald is fully employed by the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On February 25, 2019, the Board approved a grant to Mr. Jeffrey Guzy, one of the Company's directors, of a 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (900 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On February 25, 2019, the Board approved a grant to Todd Repsher, the Company's U.S. General Manager, of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021.  The remaining 9,000 (30%) shares will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 7,000 restricted shares of the Company's common stock to Mr. Repsher, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,200 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (2,800 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Repsher continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC).  None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2020.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2020.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2020:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	63,250	34,080	11,446	-	108,776
Jeffrey J. Guzy	11,220	9,585	3,301	-	24,106
Sean Macdonald	11,220	50,268	17,166	-	78,654

Narrative to Director Compensation Table

During the 2020 fiscal year, we paid our directors, other than Dr. Leatt, $935 per month compensation for their services as our directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

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

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated.  The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019.  On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (3,200 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On November 22, 2016, the Board granted Mr. Jeffrey Guzy, one of the Company's Directors, a 10-year option under the Company's 2011 Plan, to purchase 10,000 shares of the Company's common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares vested on March 29, 2019. The option will expire on November 21, 2026. On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares will vest on February 25, 2022. This option will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (900 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated.  Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021.  The remaining 23,400 (30%) shares will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (4,720 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Macdonald is fully employed by the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 19, 2021, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,178,514	39.11%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	64,417	1.18%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	271,501	4.81%
X	-	All officers and directors as a group (persons named above)		2,514,432	43.33%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers(7)		404,206	7.44%
-	X			24,000	20.00%
X		Christian Matthias Weise		398,096	7.33%

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

(3)

As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 5,430,374 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)

Represents (a) 2,025,107 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 36,400 shares of common stock at $2.30 per share which will expire on February 24, 2029, and (e) 8,000 shares of restricted stock awarded to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Options to purchase another 15,600 shares under the Company's 2011 Plan, at $2.30 per share, will vest on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (3,200 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(5)

Represents (a) 41,667 shares of common stock directly held by Mr. Guzy, (b) a vested option to purchase 10,000 shares of common stock at $2.60 per share which expires on November 21, 2026, (c) a vested option to purchase 10,500 shares of common stock at $2.30 per share which expires on February 24, 2029, and (d) 2,250 shares of restricted stock awarded to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Options to purchase another 4,500 shares under the Company's 2011 Plan, at $2.30 per share, will vest on February 25, 2022.  On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (900 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(6)

Represents (a) 49,101 shares of common stock directly held by Mr. Macdonald, (b) a vested option to purchase 78,000 shares of common stock at $2.60 per share which expires on March 29, 2026, (c) a vested option to purchase 78,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 54,600 shares of common stock at $2.30 per share which will expire on February 24, 2029, and (e) 11,800 shares of restricted stock awarded to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Options to purchase another 23,400 shares under the Company's 2011 Plan, at $2.30 per share, will vest on February 25, 2022.  On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, and the remaining 40% (4,720 shares) will vest on two equal parts on December 29, 2021 and 2022, respectively, so long as Mr. Macdonald is fully employed by the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(7)	Includes beneficial ownership disclosed on Mr. De Villiers's Schedule 13D/A filed with the Commission on August 26, 2020.

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

On March 1, 2006, we entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $49,023 and $56,819 for the years ended December 31, 2020 and 2019, respectively.

In July 2015, the Company entered into a consulting agreement with Innovate Services Limited, a Seychelles limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon 6 months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. and from January 1, 2021, the Company's monthly fee to Innovate, increased to $42,233.  Fees paid to Innovate totaled $476,629 and $485,220 for the years ended December 31, 2020 and 2019, respectively.

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

Director Independence

Our Board of Directors has determined that our director, Mr. Jeffrey Guzy, is an independent director, as the term "independent" is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Audit Fees	$128,250	$124,500
Audit-Related Fees	15,000	14,672
Tax Fees	9,371	9,276
Other fees	328	260
TOTAL	$152,949	$148,708

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2020.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.5*	Lease Agreement, dated December 16, 2020, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Lease Agreement, dated December 16, 2020, between Leatt Corp. and White Pine Investment 78 (Pty) Ltd.
10.7*	Lease Agreement, dated February 23, 2021, between Leatt Corp. and Mundo Talio SL.
10.8*	Lease Agreement, dated December 14, 2021, between Leatt Corp. and CP Logistics NVCC IV, LLC.
10.9*	Premium Finance Agreement, dated October 27, 2020, between AFCO Acceptance Corp. and Leatt Corp.
10.10*	Premium Finance Agreement, dated May 27, 2020, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.12	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.13	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.14	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.15*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.16*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.17*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
10.18*	2021-22 Leatt Corporation General Business Terms and Conditions, effective February 1, 2021
14.1	Code of Ethics
21	List of Subsidiaries

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2020 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2021

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 24, 2021
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 24, 2021
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 24, 2021
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2008.

Vienna, Virginia
March 24, 2021

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 and 2019

ASSETS

	2020	2019
Current Assets
Cash and cash equivalents	$2,967,042	$2,072,864
Short-term investments	58,257	58,239
Accounts receivable, net	7,173,829	2,956,012
Inventory, net	9,670,036	8,655,176
Payments in advance	805,098	447,476
Income tax refunds receivable	2,964	-
Prepaid expenses and other current assets	2,109,190	1,129,067
Total current assets	22,786,416	15,318,834

Property and equipment, net	3,052,276	2,431,061
Operating lease right-of-use assets, net	285,932	411,956
Deferred tax asset, net	78,700	-

Other Assets
Deposits	33,699	26,642

Total Assets	$26,237,023	$18,188,493

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,008,925	$5,425,681
Note payable to bank	-	300,000
Operating lease liabilities, current	207,824	190,765
Income taxes payable	1,654,200	592,661
Short term loan, net of finance charges	677,601	576,474
Total current liabilities	10,548,550	7,085,581

Deferred compensation	240,000	160,000
Operating lease liabilities, net of current portion	78,108	221,191

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,430,374 and 5,386,723 shares issued and outstanding	130,111	130,068
Additional paid - in capital	8,338,158	8,079,774
Accumulated other comprehensive loss	(562,700)	(529,045)
Retained earnings	7,461,796	3,037,924
Total stockholders' equity	15,370,365	10,721,721

Total Liabilities and Stockholders' Equity	$26,237,023	$18,188,493

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

Revenues	$38,604,289	$28,317,817

Cost of Revenues	21,215,669	15,311,013

Gross Profit	17,388,620	13,006,804

Product Royalty Income	88,748	46,460

Operating Expenses
Salaries and wages	3,480,181	3,271,018
Commissions and consulting expenses	586,509	357,460
Professional fees	793,859	725,986
Advertising and marketing	2,167,445	1,989,959
Office lease and expenses	306,855	279,827
Research and development costs	1,522,758	1,491,155
Bad debt expense	71,862	203,253
General and administrative expenses	1,879,286	1,952,121
Intangible asset write-off	-	41,511
Depreciation	832,216	760,217
Total operating expenses	11,640,971	11,072,507

Income from Operations	5,836,397	1,980,757

Other Income (Expenses)
PPP loan forgiveness income	210,732	-
Interest and other income (expenses), net	(4,724)	(38,300)
Total other income (expenses)	206,008	(38,300)

Income Before Income Taxes	6,042,405	1,942,457

Income Taxes	1,618,533	566,729

Net Income Available to Common Shareholders	$4,423,872	$1,375,728

Net Income per Common Share
Basic	$0.82	$0.26
Diluted	$0.74	$0.25

Weighted Average Number of Common Shares Outstanding
Basic	5,390,420	5,385,249
Diluted	5,990,798	5,546,098

Comprehensive Income
Net Income	$4,423,872	$1,375,728
Other comprehensive income (loss), net of $20,500 and $8,600 deferred income taxes in 2020 and 2019
Foreign currency translation	(33,655)	80,258

Total Comprehensive Income	$4,390,217	$1,455,986

 The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2019	120,000	$3,000	5,370,028	$130,053	$7,868,119	$(609,303)	$1,662,196	$9,054,065

Compensation cost recognized in connection with stock options	-	-	-	-	196,670	-	-	196,670

Execise of stock options	-	-	15,000	15	14,985	-	-	15,000

Options exercised on a cashless basis	-	-	1,695	-	-	-	-	-

Net income	-	-	-	-	-	-	1,375,728	1,375,728

Foreign currency translation adjustment	-	-	-	-	-	80,258	-	80,258

Balance, December 31, 2019	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

Compensation cost recognized in connection
with stock options	-	-	-	-	65,942	-	-	65,942

Restricted stock awards	-	-	41,350	41	176,110	-	-	176,151

Restricted stock awards for accrued leave	-	-	2,301	2	16,332	-	-	16,334

Net income							4,423,872	4,423,872

Foreign currency translation adjustment						(33,655)		(33,655)

Balance, December 31, 2020	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

 The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 and 2019

	2020	2019

Cash flows from operating activities
Net income	$4,423,872	$1,375,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	832,216	760,217
Deferred income taxes	(78,700)	(170,900)
Stock-based compensation	242,093	196,670
Bad debts reserve	(2,819)	21,305
Inventory reserve	7,464	26,123
Gain on sale of property and equipment	(22,189)	(2,592)
PPP loan forgiveness income	(210,732)	-
Intangible asset write-off	-	41,511
(Increase) decrease in:
Accounts receivable	(4,214,998)	(927,986)
Inventory	(1,022,324)	(3,866,084)
Payments in advance	(357,622)	25,810
Prepaid expenses and other current assets	(980,123)	118,166
Income tax refunds receivable	(2,964)	-
Deposits	(7,057)	(1,262)
Increase (decrease) in:
Accounts payable and accrued expenses	2,599,578	2,646,499
Income taxes payable	1,061,539	522,403
Deferred compensation	80,000	80,000
Net cash provided by operating activities	2,347,234	845,608

Cash flows from investing activities
Capital expenditures	(1,477,454)	(874,104)
Proceeds from sale of property and equipment	25,713	11,088
Increase in short-term investments, net	(18)	(7)
Net cash used in investing activities	(1,451,759)	(863,023)

Cash flows from financing activities
Issuance of common stock	-	15,000
Proceeds from note payable to bank, net	(300,000)	300,000
Proceeds from Paycheck Protection Program Loan	210,732	-
Proceeds from (repayments of ) short-term loan, net	101,127	(5,654)
Net cash provided by financing activities	11,859	309,346

Effect of exchange rates on cash and cash equivalents	(13,156)	71,033

Net increase in cash and cash equivalents	894,178	362,964

Cash and cash equivalents - beginning of year	2,072,864	1,709,900

Cash and cash equivalents - end of year	$2,967,042	$2,072,864

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,015	$22,814
Cash paid for income taxes	$617,282	$264,381

Other noncash investing and financing activities
Common stock issued for services	$242,093	$196,670
Common stock issued for accrued leave	$16,334	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

NOTE 1 -  DESCRIPTION OF BUSINESS AND NATURE OF OPERATIONS

Leatt Corporation (the "Company") designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs.  The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings CC ("Holdings"), designed to prevent potentially devastating injuries to the cervical spine and neck.  The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Holdings, a South African incorporated company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt.  The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment.

The Company's products are manufactured predominately in China and sold to customers worldwide through a global network of distributors and dealers.  Leatt also acts as the original equipment manufacturer for neck braces and other personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company's acquisition of rights to use the Leatt neck brace patents and trademarks.  The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company's wholly-owned subsidiary, Two Eleven Distribution, LLC ("Two Eleven") a California limited liability company.  Research and development efforts, global sales and global operations are managed out of the Company's foreign registered branch located in Cape Town, South Africa.  Two Eleven acts as a distributor of Leatt products in the United States.  United States sales and marketing are managed by Two Eleven located in Santa Clarita, California.  The Company also has a wholly-owned subsidiary, Three Eleven Distribution (Pty) Ltd ("Three Eleven") which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings.  This patent was subsequently impaired in 2018 and written off entirely in 2019.

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

Revenue and Cost Recognition - The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

The Company's standard distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of product by distributors have no effect on the amount and timing of payments due to the Company, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods.  In performing such evaluations, the Company utilizes historical experience, sales performance, and credit risk requirements.  Furthermore, products purchased by distributors may not be returned to the Company in the event that any such distributor relationship is terminated.

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2020	% of Revenues	2019	% of Revenues
Consumer and athlete direct revenues	$2,281,444	6%	$1,370,776	5%
Dealer direct revenues	12,637,969	33%	8,851,606	31%
International distributor revenues	23,684,876	61%	18,095,435	64%
	$38,604,289	100%	$28,317,817	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2020 and December 31, 2019 was $-0-, and $-0-, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale, because the amortization period would have been one year or less.  These costs are recorded in commissions and consulting expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Operating leases - The Company adopted ASU 2016-02, "Leases", effective January 1, 2019 using the modified retrospective transition method.  The Company determines if an arrangement is a lease at contract inception.  Operating leases are included in the right-of-use assets ("ROU"), and lease liability obligations are included in the Company's consolidated balance sheets.  ROU assets represent the Company's right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease.  Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Operating leases (continued) - the lease term.  As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.  The Company uses the implicit rate when readily determinable.  The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs.  The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.  Please refer to Note 5 for additional information.

Short-term investments - The Company's short-term investments consist of a certificate of deposit with a maturity of greater than three months but less than twelve months.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified.  In determining the amount of the allowance, management is required to make certain estimates and assumptions.

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, management cannot guarantee that the Company will continue to experience the same credit loss rates that the Company has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts for the years ended December 31, 2020 and 2019 was $101,885 and $104,704, respectively.

Inventory - Inventory is stated at the lower of cost or net realizable value.  Cost is determined using the first-in first-out (FIFO) method.  Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory.  In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information.  The reserve for obsolescence for the years ended December 31, 2020 and 2019 was $116,591 and $109,127 respectively.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued) - The cost of improvements that extend the lives of the assets are capitalized.  Repairs and maintenance are expensed as incurred.  When items of property and equipment are sold or  retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2020 and 2019.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months.  The previous U.S. short-term loan was payable in monthly installments of $70,468 over eleven months including interest at 5.740% and has been paid in full.  The current short-term loan is payable in monthly installments of $84,192 over eleven months including interest at 4.950%.

The previous South African short-term loan that was payable in monthly installments of $4,595 over a ten-month period at a flat interest rate of 4.10% was repaid October 2020. The current short-term loan effective January 1, 2021 is payable in monthly installments of $4,367 over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S.  The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months.  The previous U.S. short-term loan was payable in monthly installments of $10,540 over eleven months including interest at 5.990% and has been paid in full.  The current short-term loan is payable in monthly installments of $11,634 over ten months including interest at 4.950%.

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

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations.  Patent-related costs totaled $149,675 and $137,168, respectively for the years ended December 31, 2020 and 2019.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity.  Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur.  Net unrealized gains (losses) on foreign currency translation adjustments totaled ($33,655) and $80,258 during the years ended December 31, 2020 and 2019, respectively.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes (continued) - The Company applies the provisions of FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes ("Standard"), which provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not of being sustained upon an examination by tax authorities.  An uncertain income tax position will not be recognized if it has less than a 50% likelihood  of being sustained.  Additionally, the standard provides guidance on derecognition, classification, interest and penalties; accounting in interim periods, disclosure and transition, and any amounts when incurred would be recorded under these provisions.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2020, and 2019, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2020, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 727,000 shares, outstanding that were potentially dilutive if exercised.  For the year ended December 31, 2019, the Company had 856,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 169,000 shares, outstanding that were dilutive, and options to purchase 567,000 shares that were anti-dilutive and therefore, not included in diluted net income per share.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities.  Accumulated comprehensive income at December 31, 2020 and 2019 represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 31, 2020, and 2019, the Company's uninsured bank balances totaled $2,710,812 and $1,776,931, respectively.  The Company has not experienced any significant losses on its cash and cash equivalents.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (continued) - The Company's trade receivables are derived from sales to distributors and dealers.  The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk.  Management believes that credit risks are moderated by the diversity of the Company's end customers and geographic sales areas.  The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary.  The Company maintains allowances for potential credit losses as needed.

The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers.  For the years ended December 31, 2020 and 2019, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 9% and 11%, respectively, of annual U.S. revenue. As of December 31, 2020, and 2019, $199,808, or 3% and $35,217, or 1% of the Company's accounts receivable, respectively, were due from this customer.  For the years ended December 31, 2020 and 2019, the Company's international revenue was concentrated in one customer that accounted for approximately 9% and 8%, respectively, of annual international revenue.  As of December 31, 2020, and 2019, $421,976, or 6%, and $0, or 0% of the Company's accounts receivable, respectively, were due from this international customer.  The Company generates revenue both in the United States and internationally.  For the years ended December 31, 2020 and 2019, annual revenues associated with international customers were $24,670,072 and $18,897,942, or 64% and 67% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recently Adopted Accounting Pronouncements - In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-13, "Fair Value Measurements", which eliminates, adds or modifies certain disclosure requirements for fair value measurements. The amendments of ASU No. 2018-13 are effective for companies for fiscal years beginning after December 15, 2019. The Company adopted the new standard effective January 1, 2020, and it did not have a material impact on the Company's consolidated financial statements.

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

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements Not Yet Adopted - In March 2020, the FASB issued ASU No. 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." ASU 2020-04 provides optional expedients and exceptions to account for contracts, hedging relationships and other transactions that reference LIBOR or another reference rate if certain criteria are met. The amendments of ASU No. 2020-04 are effective immediately, as of March 12, 2020, and may be applied prospectively to contract modifications made and hedging relationships entered into on or before December 31, 2022. The Company is evaluating the impact that the amendments of this standard would have on the Company's consolidated financial statements.

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

NOTE 3 -            INVENTORY

Inventory consists primarily of finished goods.  Shipping and handling costs are included in the cost of inventory.  In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The Company's products are manufactured by third parties predominantly in China and shipped to either a warehouse in California, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand.  The reserve for obsolescence for the years ended December 31, 2020 and 2019 was $116,591and $109,127, respectively.  During the years ended December 31, 2020 and 2019 the Company wrote off and destroyed $53,258 and $78,972, respectively, of inventory which was deemed to be obsolete.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020, and 2019 consisted of the following:

	2020	2019

Land	$331,304	$345,241
Moulds and tools	6,649,737	5,471,031
Computer equipment and software	667,232	510,932
Office and other equipment	526,190	505,965
Vehicles	208,022	236,703
Leasehold improvements	164,307	144,182
	$8,546,792	$7,214,054

Accumulated depreciation	(5,494,516)	(4,782,993)
Property and equipment, net	$3,052,276	$2,431,061

NOTE 5 - LEASES

The Company has three non-cancelable operating leases, two for office and warehousing space and one for office machinery, that expire in March 2022, April 2022 and June 2022.  Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2020 and 2019:

	2020	2019
Assets
Operating lease ROU assets	$285,932	$411,956

Liabilities
Operating lease liabilities, current	$207,824	$190,765
Operating lease liabilities, net of current portion	78,108	221,191
Total operating lease liabilities	$285,932	$411,956

For the years ended December 31, 2020, and December 31, 2019, the Company recognized $220,992 and $206,799, respectively in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate

NOTE 5 - LEASES (continued)

the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2020, and 2019, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31,	December 31,
	2020	2019

Weighted average remaining lease term	2 years	3 years
Weighted average discount rate	4.87%	5.02%

Maturities of lease liabilities as of December 31, 2020 were as follows:

Year ended December 31,	Amouts under Operating Leases
2021	231,447
2022	86,867
Total minimum lease payments	$318,314
Less: amount representing interest	$(32,382)
Total operating lease liabilities	$285,932

Supplemental cash flow information for the year ended December 31, 2020, and 2019 is as follows:

	Year Ended	Year Ended
	December 30,	December 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$220,992	$223,016
Right-of-use assets obtained in exchange for lease obligations	$97,096	$617,285

NOTE 6 - PAYMENTS IN ADVANCE

Payments in advance represent upfront payments made to contract manufacturers for the manufacturing of the Company's products. Payments in advance of $805,098 and $447,476 as of December 31, 2020 and 2019 are recorded in current assets on the consolidated balance sheets.

NOTE 7 - REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the

NOTE 7 - REVOLVING LINE OF CREDIT FACILITY (Continued)

credit facility through November 19, 2021. The amendment was applied retroactively to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. As of December 31, 2020, there were no advances of the line of credit leaving $1,000,000 of the line of credit available for advance.  As of December 31, 2019, $300,000 of the line of credit was advanced leaving $700,000 of the line of credit available for advance at December 31, 2019.

NOTE 8 - PAYCHECK PROTECTION PROGRAM LOAN

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act or the Act).  Pursuant to the Act, Two Eleven applied for and received loan proceeds of $210,732 on May 4, 2020 under the Paycheck Protection Program (PPP).  The loan bore interest at 1%.  Two Eleven was able to apply for forgiveness of up to 100% of the entire PPP loan balance at the end of the 24-week period from the Company's first receipt of PPP loan funds; so long as Two Eleven used the funds for specific expenses that were outlined in the CARES Act and incurred and paid within the 24-week period. On December 17, 2020, Two Eleven received notification that the PPP loan was forgiven in full.  As of December 31, 2020, the Company has recorded PPP loan forgiveness income of $210,732.

NOTE 9 - DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a one-time gross bonus payment.  For the duration of this Agreement, the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense.  As of December 31, 2020, and 2019, the Company has recorded $240,000 and $160,000, respectively as a liability for deferred compensation with respect to this Agreement.

NOTE 10 - STOCKHOLDERS' EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000.  In December 2015, the shareholders approved an increase in the maximum number of shares from 460,000 to 920,000. In December 2018, the shareholders approved an increase in

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

the maximum shares from 920,000 to 1,120,000.  In December 2020, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,120,000 to 1,320,000.  The maximum number of shares of common stock which may be issued under the Plan is 1,320,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a five-year or ten-year period. Shares are generally issued at the fair market value on the date of issuance.

In March 2016, options to purchase 323,000 of the Company's common stock were granted to key employees and to the outside director under the Plan at an exercise price of $2.60 per share, exercisable over 5-year period.  On the date of grant, 27% of the shares underlying these options immediately vested with a compensation expense of $154,440 and the remaining 73% of the shares were unvested with unrecognized compensation values of $426,960.  The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model.  Based on the list of assumptions presented below, the fair value of the options granted in March 2016 was $1.80 per share.    On March 29, 2017, 30% of the shares underlying these options vested with a compensation expense of $173,880.  On March 29, 2018, 26% of the shares underlying these options vested with a compensation expense of $148,680.  In February 2019, 6,000 outstanding options were cancelled (3,000 shares due to vest in March 2019 and 3,000 shares in March 2020) due to the resignation of an employee with unvested options.  On March 29, 2019, 15% of the shares underlying these options vested with a compensation expense of $88,260.  In February 2020, 9,000 vested but outstanding share options were cancelled due to the resignation of an employee in accordance with plan rules.  On March 29, 2020, the remaining 2% of the shares underlying these options vested with a compensation expense of $10,840.

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification.  The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option-pricing model.  Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value.  During the years ended December 31, 2019 and 2020, $920 and $80, respectively, was recognized and included in share-based compensation.

In August 2017, options to purchase 169,000 of the Company's common stock were granted to key employees under the Plan at an exercise price of $1.60 per share, exercisable over 10-year period.  On December 31, 2017, 40% of the shares underlying these options vested with a compensation expense of $40,560.  On December 31, 2018, 30% of the shares underlying these options vested with a compensation expense of $30,420.  On December 31, 2019, the remaining 30% of the shares underlying these options vested with a compensation expense of $30,420. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model.  Based on the list of assumptions presented below, the fair value of the options granted in August 2017, was $0.60 per share.

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

In February 2019, options to purchase 250,000 of the Company's common stock were granted to key employees and the outside director under the Plan at exercise price of $2.30 per share, exercisable over 10-year period. On the date of grant, 30% of the shares underlying these options immediately vested with a compensation expense of $82,530.  On February 25, 2020, 20% of the shares underlying these options vested with a compensation expense of $55,020.  The remaining 50% of the shares were unvested with unrecognized compensation values of $137,550.  The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model.  Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2019, was $1.10 per share.

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model.  The values of the options granted was calculated based on the list of assumptions presented below.

	2016 Options Granted	Modification to 2016 Options Granted	2017 Options Granted	2019 Options Granted
Expected terms in years	5	10	10	10
Years Risk-free interest rate	2.20%	2.69%	2.78%	2.84%
Expected volatility	0.88%	0.57%	21.73%	32.35%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2020 and 2019 was $65,942 and $196,670.  As of December 31, 2020, there was $137,550 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next 2 years.

A summary of information related to stock option activity during the years ended December 31, 2020 and 2019 is as follows:

NOTE 10 - STOCKHOLDERS' EQUITY (Continued)

	Outstanding	Weighted -	Aggregate
	Stock	Average Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2019	510,000	$1.00 to $2.60	$137,960
Stock options granted	250,000	$2.30
Stock options exercised	(18,000)	$1.00
Stock options cancelled	(6,000)	$2.60
Options outstanding at December 31, 2019	736,000	$1.00 to $2.60	$126,680
Stock options cancelled	(9,000)
Options outstanding at December 31, 2020	727,000	$1.00 to $2.60	$3,733,600

Options vested and exercisable at December 31, 2020	602,000	$1.60 to $2.60	$3,096,100

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option.  The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2020 is one to ten years.

In addition, on February 14, 2019, the Company issued 15,000 shares of common stock to a director who exercised stock options and 1,695 shares of common stock to an employee who exercised stock options in a cashless exercise.

On December 29, 2020, the Company's Board approved the award of 41,350 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan.  On the date of grant, 60% of the shares underlying these options immediately vested with a compensation expense of $176,151.  The remaining 40% of the shares were unvested with unrecognized compensation values of $117,434.  The fair value of the stock granted, calculated in accordance with the plan, was $ 7.10 per share.

On December 29, 2020, the Company's Board approved the award of 2,301 restricted shares of the Company's common stock to a key employee in payment of accrued annual leave of $16,334.  The fair value of the stock issued, calculated in accordance with the plan, was $ 7.10 per share.

NOTE 11 - INCOME TAXES

The Company's income tax expense for the years ended December 31, 2020 and 2019 consists of the following components:

	2020	2019
Current
Federal	$1,140,900	$531,629
State	556,333	143,100
	1,697,233	674,729
Deferred
Federal	(78,700)	(170,900)
State	-	62,900
	(78,700)	(108,000)
Income tax expense	$1,618,533	$566,729

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2020	2019
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	8.85%	5.75%
Effect of prior year (over) under provision	-1.43%	2.95%
Timing and permanent differences	1.10%	3.00%
Valuation Allowance	1.10%	-3.50%
	30.62%	29.20%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2020 and 2019 consist of the following:

NOTE 11 - INCOME TAXES (Continued)

	2020	2019
Deferred tax assets:
Accounts receivable	$25,500	$26,200
Inventory	29,100	27,300
Payroll differences	95,000	32,100
Net operating loss carryforwards	1,023,000	1,038,300
Less valuation allowance	(1,023,000)	(969,100)
Deferred tax assets, net	$149,600	$154,800
Deferred tax liabilites:
Depreciation	(70,900)	(154,800)
Deferred tax assets (liabilities), net	$78,700	$-

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized.  The Company established a valuation allowance for the use of its state tax net operating loss carryforwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred.  Changes in the tax system by certain states has prevented the Company from utilizing any portion of its state tax net operating loss carryforwards in 2020, and for tax years 2021 and 2022.  While the future level of profitability is uncertain, due in part to the current global health crisis and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2021 will impact the utilization of the state tax net operating loss carryforwards.  As such, the valuation allowance has been increased by $53,900 in 2020.  In 2019 both the gross tax benefit and valuation allowance were reduced by $62,900 due to a reduction in the amount of loss carryforwards.  As of both December 31, 2020, and 2019, the Company has approximately $12,900,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States.  As of December 31, 2020, the tax years that remain subject to examination are 2018 to 2020 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2020 or 2019.  While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 12 - RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder.  Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $245,117 and $284,097 for the years ended December 31, 2020 and 2019.  The term of the royalty agreement is for the life of the intellectual property.  As of December 31, 2020, and 2019, accrued royalties totaled $34,968 and $37,464.

Consulting fees in connection with product research, development and marketing are paid to Innovate, a company in which the Company's founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $41,446 are payable in terms of the agreement effective, May 15, 2015 and totaled $476,629 and $485,220 for the years ended December 31, 2020 and 2019, respectively.

NOTE 13 - RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees.  Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees.

The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral.  For the years ending December 31, 2020, and 2019, the Company contributed $30,135 and $24,370 on behalf of the Company's U.S. based employees to the retirement plan.

The Company contributes a minimum of 4.5% on behalf of the Company's S.A. based employees to the provident fund on a salary sacrifice basis.  For the years ending December 31, 2020 and 2019, the Company contributed $31,897 and $23,770 on behalf of the Company's South African based employees.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

NOTE 15 - RISKS AND UNCERTAINTIES

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the COVID-19 pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. The Company experienced conservative international distributor ordering levels during the first quarter of 2020 as a result of the COVID-19 pandemic which resulted in a decrease in category revenues of the Company's more established product categories and particularly our most established product category, neck braces during the third quarter of 2020. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2020.  The continued spread of the virus and its re-emergence during the fourth quarter of 2020 in areas that had previously eased quarantine requirements, or the occurrence of any other catastrophic events, could have a negative impact on the Company's sales revenue in 2021.

NOTE 16 -  SUBSEQUENT EVENTS

On December 31, 2020, the revolving line of credit with a bank was fully repaid and the balance of $1,000,000 was available. On March 1, 2021, the Company executed an amendment to the line of credit, awaiting countersignature by the bank, to extend the line of credit facility through February 28, 2022 and increase the revolving line of credit to $1,500,000. When fully executed, the amendment will be retroactively effective on February 17, 2021.

On December 16, 2020, the Company entered into a non-cancelable operating lease for warehousing space in South Africa, commencing on January 1, 2021 and expiring in June 2022.  The lease agreement requires the Company to pay a monthly rent of $871.  The Company recognized an operating lease right-of-use asset and operating lease liability of $15,170 and $15,170 effective January 1, 2021.  The interest rate for this lease agreement as of January 1, 2021 is 3.75%.

On February 23, 2021, the Company entered into a non-cancelable lease agreement for warehousing space store inventory located in Spain from September 1, 2020 and expiring in June 2021.  The lease agreement requires the Company to pay a monthly rent of $1,544.

On December 14, 2020, Two Eleven has entered into a new Lease Agreement to lease warehouse and office space in Reno, Nevada. The lease will commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, and the term will continue for a period of 66 months from such commencement date.  The lease agreement requires the Company to pay a monthly rent of $21,959.  The Company currently estimates the lease to commence on July 1, 2021.  The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the effective date of the lease.  The estimated interest rate for this lease agreement as of January 1, 2021 is 3.75%.

The Company has evaluated all subsequent events through March 24, 2021, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20*	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
10.1	Patent and Royalty License Agreement, dated March 1, 2006, between Leatt Corp., Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.) and J. P. De Villiers Trust
10.2	Amendment to Patent and Royalty License Agreement, dated as of March 1, 2006, between Leatt Corp. and Xceed Holdings (Pty) Ltd. (formerly, Leatt Brace Holdings (Pty) Ltd.)
10.3	Patent Assignment Agreement, dated January 1, 2009, between Xceed Holdings (Pty) Ltd. and Three Eleven Distribution (Pty) Ltd.
10.4	Lease Agreement, dated March 7, 2017, between Two Eleven Distribution LLC and Harold & Bonnie Pease Trust
10.5*	Lease Agreement, dated December 16, 2020, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Lease Agreement, dated December 16, 2020, between Leatt Corp. and White Pine Investment 78 (Pty) Ltd.
10.7*	Lease Agreement, dated February 23, 2021, between Leatt Corp. and Mundo Talio SL.
10.8*	Lease Agreement, dated December 14, 2021, between Leatt Corp. and CP Logistics NVCC IV, LLC.
10.9*	Premium Finance Agreement, dated October 27, 2020, between AFCO Acceptance Corp. and Leatt Corp.
10.10*	Premium Finance Agreement, dated May 27, 2020, between AFCO Acceptance Corp. and Leatt Corp.
10.11*	Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)
10.12	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.13	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.14	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.15*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.16*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.17*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
10.18*	2021-22 Leatt Corporation General Business Terms and Conditions, effective February 1, 2021
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

________________________

*	Filed herewith

**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2020 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2020 and 2019; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2020 and 2019; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.