Form 10-Q
period 2021-03-31
Leatt Corp
filed 2021-05-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10−Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,430,374

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2021

- i -

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENT AND NOTES

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2021	December 31, 2020
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$3,785,924	$2,967,042
Short-term investments	58,258	58,257
Accounts receivable, net	4,160,676	7,173,829
Inventory, net	9,929,554	9,670,036
Payments in advance	722,930	805,098
Income tax refunds receivable	-	2,964
Prepaid expenses and other current assets	4,047,264	2,109,190
Total current assets	22,704,606	22,786,416

Property and equipment, net	2,839,429	3,052,276
Operating lease right-of-use assets, net	245,185	285,932
Deferred tax asset, net	78,700	78,700

Other Assets
Deposits	33,574	33,699

Total Assets	$25,901,494	$26,237,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,707,207	$8,008,925
Operating lease liabilities, current	212,869	207,824
Income taxes payable	1,791,397	1,654,200
Short term loan, net of finance charges	439,834	677,601
Total current liabilities	8,151,307	10,548,550

Deferred compensation	260,000	240,000
Operating lease liabilities, net of current portion	32,316	78,108

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares
authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares
authorized, 5,430,374 shares issued
and outstanding	130,111	130,111
Additional paid - in capital	8,393,178	8,338,158
Accumulated other comprehensive loss	(591,052)	(562,700)
Retained earnings	9,522,634	7,461,796
Total stockholders' equity	17,457,871	15,370,365

Total Liabilities and Stockholders' Equity	$25,901,494	$26,237,023

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2021	2020
	Unaudited	Unaudited

Revenues	$12,896,475	$7,541,874

Cost of Revenues	6,844,521	4,018,421

Gross Profit	6,051,954	3,523,453

Product Royalty Income	24,810	1,477

Operating Expenses
Salaries and wages	924,537	844,606
Commissions and consulting expenses	220,662	83,436
Professional fees	337,755	321,587
Advertising and marketing	517,580	624,203
Office lease and expenses	87,373	73,814
Research and development costs	405,105	388,204
Bad debt expense (recovery)	65,825	(14,980)
General and administrative expenses	528,599	520,115
Depreciation	236,535	192,052
Total operating expenses	3,323,971	3,033,037

Income from Operations	2,752,793	491,893

Other Expenses
Interest and other income (expenses), net	(4,007)	(8,629)
Total other expenses	(4,007)	(8,629)

Income Before Income Taxes	2,748,786	483,264

Income Taxes	687,948	120,816

Net Income Available to Common Shareholders	$2,060,838	$362,448

Net Income per Common Share
Basic	$0.38	$0.07
Diluted	$0.34	$0.07

Weighted Average Number of Common Shares Outstanding
Basic	5,430,374	5,386,723
Diluted	6,118,129	5,534,890

Comprehensive Income
Net Income	$2,060,838	$362,448
Other comprehensive income, net of $0 income taxes in 2021 and 2020
Foreign currency translation	(28,352)	(312,287)

Total Comprehensive Income	$2,032,486	$50,161

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2021

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2021	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

Compensation cost recognized in connection
with stock options	-	-	-	-	55,020	-	-	55,020

Net income	-	-	-	-	-	-	2,060,838	2,060,838

Foreign currency translation adjustment	-	-	-	-	-	(28,352)	-	(28,352)

Balance, March 31, 2021	120,000	$3,000	5,430,374	$130,111	$8,393,178	$(591,052)	$9,522,634	$17,457,871

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021 AND 2020

	2021	2020

Cash flows from operating activities
Net income	$2,060,838	$362,448
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	236,535	192,052
Stock-based compensation	55,020	65,942
Bad debts reserve	63,111	(17,572)
Inventory reserve	(23,044)	(49,610)
(Gain) Loss on sale of property and equipment	457	(351)
(Increase) decrease in:
Accounts receivable	2,950,042	(540,004)
Inventory	(236,474)	1,567,803
Payments in advance	82,168	(237,787)
Prepaid expenses and other current assets	(1,938,074)	(404,733)
Income tax refunds receivable	2,964	-
Deposits	125	1,412
Increase (decrease) in:
Accounts payable and accrued expenses	(2,301,718)	(1,394,321)
Income taxes payable	137,197	50,816
Deferred compensation	20,000	20,000
Net cash provided by (used in) operating activities	1,109,147	(383,905)

Cash flows from investing activities
Capital expenditures	(34,272)	(89,899)
Proceeds from sale of property and equipment	-	351
Increase in short-term investments, net	(1)	(6)
Net cash used in investing activities	(34,273)	(89,554)

Cash flows from financing activities
Proceeds from note payable to bank, net	-	200,000
Proceeds from (repayments of ) short-term loan, net	(237,767)	(130,643)
Net cash provided by (used in) financing activities	(237,767)	69,357

Effect of exchange rates on cash and cash equivalents	(18,225)	(223,872)

Net increase (decrease) in cash and cash equivalents	818,882	(627,974)

Cash and cash equivalents - beginning of period	2,967,042	2,072,864

Cash and cash equivalents - end of period	$3,785,924	$1,444,890

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9,323	$9,255
Cash paid for income taxes	$550,000	$70,000

Other noncash investing and financing activities
Common stock issued for services	$55,020	$65,942

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2020 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2021.  The consolidated balance sheet as of March 31, 2021 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2021 and 2020, changes in stockholders' equity for the three months ended March 31, 2021, cash flows for the three months ended March 31, 2021 and 2020, and the related information contained in these notes have been prepared by management without audit.  In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2021 and for all periods presented have been made.  Interim operating results are not necessarily indicative of operating results for a full year.

Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $93,547 at March 31, 2021 and $116,591 at December 31, 2020.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has four non-cancelable operating leases, three for office and warehousing space and one for office machinery, that expire in March 2022, April 2022, and June 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Assets
Operating lease ROU assets	$245,185	$285,932

Liabilities
Operating lease liabilities, current	$212,869	$207,824
Operating lease liabilities, net of current portion	32,316	78,108
Total operating lease liabilities	$245,185	$285,932

During the three months ended March 31, 2021 and 2020 the Company recognized $54,149 and $50,144, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of March 31, 2021, and December 31, 2020 the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2021	December 31, 2020
Weighted average remaining lease term	2 years	2 years
Weighted average discount rate	4.85%	4.87%

Maturities of lease liabilities as of March 31, 2021 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2021	181,193
2022	91,749
Total minimum lease payments	$272,942
Less: amount representing interest	$(27,757)
Total operating lease liabilities	$245,185

Supplemental cash flow information for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$59,285	$54,794
Right-of-use assets obtained in exchange for lease obligations	$15,170	$-

Note 4 - Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000.  As of March 31, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $84,192 over eleven months including interest at 4.950% and the South African short-term loan is payable in monthly installments of $4,288, over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in ten payments of $11,634 at 4.950% annual interest rate.  The short-term loan was paid in full on February 26, 2021.

Note 6 - Revenue and Cost Recognition

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

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2021	% of Revenues	2020	% of Revenues
Consumer and athlete direct revenues	$570,701	5%	$393,812	5%
Dealer direct revenues	5,566,732	43%	1,863,628	25%
International distributor revenues	6,759,042	52%	5,284,434	70%
	$12,896,475	100%	$7,541,874	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims.  Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2021 and December 31, 2020 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities.  Credit is granted to substantially all distributors on an unsecured basis.  The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified.  The allowance of doubtful accounts was $164,996 at March 31, 2021 and $101,885 at December 31, 2020.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of March 31, 2021, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2021, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 727,000 shares, outstanding that were dilutive.

Note 9 - Common Stock

Stock-based compensation expense related to vested stock options during the three months ended March 31, 2021 was $55,020.  As of March 31, 2021, there was $82,530 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 1-year vesting period.

Note 10 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, Income Taxes (Topic 740): "Simplifying the Accounting for Income Taxes", which is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and by clarifying and amending existing guidance to improve consistent application. This standard is effective in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.  Early adoption is permitted.  The Company adopted the new standard effective January 1, 2021, and it did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted - In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): "Facilitation of the Effects of Reference Rate Reform on Financial Reporting." This guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued, subject to meeting certain criteria. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which adds implementation guidance to ASU 2020-04 to clarify certain optional expedients in Topic 848. The guidance in ASU 2020-04 and ASU 2021-01 was effective upon issuance and may generally be applied prospectively through December 31, 2022. The Company is evaluating the impact that adoption of this standard would have on the Company's consolidated financial statements.

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

Note 12 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended March 31, 2021.  The Company remains cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines.  The continued mutation and spread of the virus, economic headwinds caused by global quarantines or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

Two Eleven has entered into a new non-cancelable operating lease, to lease warehouse and office space in Reno, Nevada on December 14, 2020. The lease will commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, and the term will continue for a period of 66 months from such commencement date.  The lease agreement requires the Company to pay a monthly rent of $21,959.  The Company currently estimates the lease to commence on July 1, 2021.  The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the effective date of the lease.  The estimated interest rate for this lease agreement as of April 1, 2021 is 3.75%.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.9101 for its March 31, 2021 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has enacted tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 31, 2021, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.  Furthermore, since 55% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or man-made catastrophic events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended March 31, 2021.  We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines.  The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2021 and 2020 included herein.

Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

The following table summarizes the results of our operations during the three-month periods ended March 31, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2021	2020	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$12,896,475	$7,541,874	$5,354,601	71%
COST OF REVENUES	6,844,521	4,018,421	$2,826,100	70%
GROSS PROFIT	6,051,954	3,523,453	$2,528,501	72%
PRODUCT ROYALTY INCOME	24,810	1,477	$23,333	1580%
OPERATING EXPENSES
Salaries and Wages	924,537	844,606	$79,931	9%
Commissions and Consulting	220,662	83,436	$137,226	164%
Professional Fees	337,755	321,587	$16,168	5%
Advertising and Marketing	517,580	624,203	$(106,623)	-17%
Office Lease and Expenses	87,373	73,814	$13,559	18%
Research and Development Costs	405,105	388,204	$16,901	4%
Bad Debt Expense (Recovery)	65,825	(14,980)	$80,805	539%
General and Administrative	528,599	520,115	$8,484	2%
Depreciation	236,535	192,052	$44,483	23%
Total Operating Expenses	3,323,971	3,033,037	$290,934	10%
INCOME FROM OPERATIONS	2,752,793	491,893	$2,260,900	460%
Other Expenses	(4,007)	(8,629)	$4,622	54%
INCOME BEFORE INCOME TAXES	2,748,786	483,264	$2,265,522	469%
Income Taxes	687,948	120,816	$567,132	469%
NET INCOME	$2,060,838	$362,448	$1,698,390	469%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2021 were $12.90 million, a 71% increase, compared to revenues of $7.54 million for the quarter ended March 31, 2020.  This increase in worldwide revenues is primarily attributable to a $3.27 million increase in body armour sales, a $0.81 million increase in helmet sales, a $0.63 million increase in neck brace sales, and a $0.66 million increase in other products, parts and accessories sales.  Revenues associated with international customers were $7.13 million and $5.58 million, or 55% and 74% of revenues, respectively, for the three months ended March 31, 2021 and 2020.

The following table sets forth our revenues by product line for the three months ended March 31, 2021 and 2020:

		Three months ended March 31,
		% of Revenues	2020	% of Revenues
	2021
Neck braces	$1,937,266	15%	$1,309,243	17%
Body armor	7,376,736	57%	4,111,677	55%
Helmets	1,540,895	12%	735,726	10%
Other products, parts and accessories	2,041,578	16%	1,385,228	18%
	$12,896,475	100%	$7,541,874	100%

Sales of our flagship neck brace accounted for $1.94 million and $1.31 million, or 15% and 17% of our revenues for the quarters ended March 31, 2021 and 2020, respectively. The 48% increase in neck brace revenues is primarily attributable to a 17% increase in the volume of neck braces sold to our customers in the United States and abroad.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $7.38 million and $4.11 million, or 57% and 55% of our revenues for the quarters ended March 31, 2021 and 2020, respectively. The 79% increase in body armor revenues was primarily the result of continued shipments of our highly anticipated footwear category consisting of off-road motorcycle boots and mountain biking shoes and continued remarkable consumer demand for our full line up of exceptional upper body and limb protectors.

Our helmets accounted for $1.54 million or 12% of our revenues for the three months ended March 31, 2021, as compared to $0.74 million or 10% of our revenues for the same 2020 period. The 109% increase in helmet sales is primarily the result of strong demand for the Company's innovative, award winning MTB helmet line up and continued strong initial shipments of our completely redesigned MOTO helmet line up for off-road motorcycle use to our customers in the United States and abroad.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $2.04 million and $1.39 million, or 16% and 18% of our revenues for the quarters ended March 31, 2021 and 2020, respectively.  The 47% increase in revenues from the sale of other products, parts and accessories is primarily due to increased consumer demand for our cutting-edge MOTO and MTB apparel line up designed for off-road motorcycle and mountain biking respectively.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2021 and 2020 were $6.84 million and $4.02 million, respectively. Gross Profit for the quarters ended March 31, 2021 and 2020 were $6.05 million and $3.52 million, respectively, or 47% and 47% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 15% and 17% of our revenues for the quarters ended March 31, 2021 and 2020, respectively, revenues associated with international customers were 55% and 74% of our revenues for the three months ended March 31, 2021 and 2020, respectively, with revenue associated with international customers continuing to generate a lower gross profit margin than dealer direct sales in the United States.  This resulted in the gross profit percentage for the period ended March 31, 2021 remaining in line with the prior period.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2021 and 2020 were $24,810 and $1,477, respectively. The 1580 % increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2021 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2021 and 2020 were $924,537 and $844,606, respectively. The 9% increase in salaries and wages during the 2021 period was primarily due to the employment of additional sales and marketing professionals in North America.

Commissions and Consulting Expense - During the quarters ended March 31, 2021 and 2020, commissions and consulting expenses were $220,662 and $83,436, respectively. The 164% increase in commissions and consulting expenses is primarily the result of increased commissions and performance incentives paid to both in-house and external sales representatives in the United States in line with the achievement of exceptional sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2021 and 2020 were $337,755 and $321,587, respectively. The 5% increase in professional fees is primarily due to increased spending on product liability litigation during the 2021 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2021 and 2020 were $517,580 and $624,203, respectively. Although the Company continued to implement global marketing campaigns that incorporate athlete sponsorships and coordinated paid media advertising in the form of print, digital and social engagement activities during the 2021 period, the 17% decrease in advertising and marketing expenditure is primarily due to execution of online digital sales and marketing meetings, as a result of travel restrictions imposed to curtail the further spread of the COVID-19 pandemic that made traditional face-to-face conferences impractical for the period ended March 31, 2021.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2021 and 2020 were $87,373 and $73,814, respectively.  The 18% increase in office lease and expenses during the 2021 period is primarily due to additional warehouse storage rented in the United States as the Company continues to expand its line-up of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2021, increased to $405,105, from $388,204 during the same 2020 quarter. The 4% increase in research and development costs is primarily as a result of increased development costs incurred as the Company continues to refine the product categories that it sells and develops a pipeline of exceptional, innovative protective gear that appeals to a wider rider audience.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended March 31, 2021 and 2020 were $65,825 and ($14,980), respectively. The increase in bad debt expense (recovery) is the result of an increase in provisions made for unrecoverable debts during the 2021 period in line with the increase in the accounts receivable balance at Two Eleven Distribution in the United States at March 31, 2021 when compared to December 31, 2020.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2021 and 2020 were $528,599 and $520,115, respectively. The 2% increase in general and administrative expenses is primarily due to increased expenditure on product liability insurance premiums incurred during the period ended March 31, 2021, that were partially offset by a decrease in travel expenditure incurred as a result of global travel restrictions that were imposed in order to curtail the further spread of the COVID-19 pandemic globally.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2021 and 2020 were $236,535 and $192,052, respectively. The 23% increase in depreciation is primarily due to the addition of moulds and tooling utilized in the production of the Company's expanding product categories.

Total Operating Expenses - Total operating expenses increased by $290,934, to $3.32 million in the three months ended March 31, 2021, or 10%, compared to $3.03 million in the 2020 period. This increase is primarily due to increases in commission and consulting expenditure and bad debt provision that were partially offset by a decrease in advertising and marketing expenditure discussed above.

Net Income - The net income after income taxes for the quarter ended March 31, 2021 was $2.06 million, as opposed to a net income of $362,448 for the quarter ended March 31, 2020. This increase in net income is primarily due to the increase in sales revenues discussed above.

Liquidity and Capital Resources

At March 31, 2021, we had cash and cash equivalents of $3.79 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$1,109,147	$(383,905)
Net cash used in investing activities	$(34,273)	$(89,554)
Net cash provided by (used in) financing activities	$(237,767)	$69,357
Effect of exchange rate changes on cash and cash equivalents	$(18,225)	$(223,872)
Net increase (decrease) in cash and cash equivalents	$818,882	$(627,974)
Cash and cash equivalents at the beginning of period	$2,967,042	$2,072,864
Cash and cash equivalents at the end of period	$3,785,924	$1,444,890

Cash increased by $818,882, or 28%, for the three months ended March 31, 2021. The primary uses of cash for the three months ended March 31, 2021 were decreased accounts payable and accrued expenses of $2,301,718, and increased prepaid expenses of $1,938,074. The primary sources of cash for the three months ended March 31, 2021 were decreased accounts receivable of $2,950,042 and net income of $2,060,838.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company owned and controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the three-month periods ended March 31, 2021 and 2020, the Company paid an aggregate of $15,531 and $10,175 in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2020, the Company's monthly fee to Innovate, increased to $41,446. During the three-month periods ended March 31, 2021 and 2020, the Company paid an aggregate of $126,699 and $124,338 in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated May 27, 2020, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $136,417 in ten payments of $11,634, at a 4.950% annual interest rate, commencing on June 1, 2020 and ending on March 1, 2021. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.  This short-term loan was paid in full on February 26, 2021.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2021, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000.  As of March 31, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2021 and December 31, 2020 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $164,996 at March 31,2021 and $101,885 at December 31, 2020.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information.  The reserve for obsolescence was $93,547 at March 31, 2021 and $116,591 at December 31, 2020.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2021 and 2020.

Operating Leases - The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets ("ROU''), and lease liability obligations are included in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made, and excludes lease incentives and lease direct costs. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 3 "Leases", in the Notes to Consolidated Financial Statements for additional information.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2021, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2020.

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

Date: May 12, 2021	LEATT CORPORATION

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