Form 10-Q
period 2021-06-30
Leatt Corp
filed 2021-08-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,442,774

LEATT CORPORATION

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2021

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2021	December 31, 2020
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$3,748,580	$2,967,042
Short-term investments	58,259	58,257
Accounts receivable, net	5,084,196	7,173,829
Inventory, net	6,151,488	9,670,036
Payments in advance	1,202,796	805,098
Income tax refunds receivable	-	2,964
Prepaid expenses and other current assets	6,098,975	2,109,190
Total current assets	22,344,294	22,786,416

Property and equipment, net	2,771,130	3,052,276
Operating lease right-of-use assets, net	193,583	285,932
Deferred tax asset, net	78,700	78,700

Other Assets
Deposits	33,932	33,699

Total Assets	$25,421,639	$26,237,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$2,631,184	$8,008,925
Operating lease liabilities, current	193,583	207,824
Income taxes payable	2,029,579	1,654,200
Short term loan, net of finance charges	359,881	677,601
Total current liabilities	5,214,227	10,548,550

Deferred compensation	280,000	240,000
Operating lease liabilities, net of current portion	-	78,108

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,442,774 shares issued and outstanding	130,111	130,111
Additional paid - in capital	8,393,178	8,338,158
Accumulated other comprehensive loss	(530,159)	(562,700)
Retained earnings	11,931,282	7,461,796
Total stockholders' equity	19,927,412	15,370,365

Total Liabilities and Stockholders' Equity	$25,421,639	$26,237,023

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$14,300,559	$6,943,130	$27,197,034	$14,485,004

Cost of Revenues	8,107,020	3,688,623	14,951,541	7,707,044

Gross Profit	6,193,539	3,254,507	12,245,493	6,777,960

Product Royalty Income	58,479	3,182	83,289	4,659

Operating Expenses
Salaries and wages	912,811	622,846	1,837,348	1,467,452
Commissions and consulting expenses	215,986	103,906	436,648	187,342
Professional fees	123,501	213,318	461,256	534,905
Advertising and marketing	518,153	357,028	1,035,733	981,231
Office lease and expenses	87,200	72,386	174,573	146,200
Research and development costs	445,156	336,608	850,261	724,812
Bad debt expense (recovery)	(51,732)	41,900	14,093	26,920
General and administrative expenses	609,760	410,128	1,138,359	930,243
Depreciation	242,401	190,749	478,936	382,801
Total operating expenses	3,103,236	2,348,869	6,427,207	5,381,906

Income from Operations	3,148,782	908,820	5,901,575	1,400,713

Other Income (Expenses)
Interest and other income (expenses), net	3,948	(9,477)	(59)	(18,106)
Total other income (expenses)	3,948	(9,477)	(59)	(18,106)

Income Before Income Taxes	3,152,730	899,343	5,901,516	1,382,607

Income Taxes	744,082	224,836	1,432,030	345,652

Net Income Available to Common Shareholders	$2,408,648	$674,507	$4,469,486	$1,036,955

Net Income per Common Share
Basic	$0.44	$0.13	$0.82	$0.19
Diluted	$0.39	$0.12	$0.72	$0.19

Weighted Average Number of Common Shares Outstanding
Basic	5,438,686	5,386,723	5,434,553	5,386,723
Diluted	6,172,686	5,548,476	6,168,553	5,548,476

Comprehensive Income
Net Income	$2,408,648	$674,507	$4,469,486	$1,036,955
Other comprehensive income, net of $0 income taxes in 2021 and 2020
Foreign currency translation	60,893	54,897	32,541	(257,390)

Total Comprehensive Income	$2,469,541	$729,404	$4,502,027	$779,565

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2021

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Income (Loss)	Earnings	Total

Balance, January 1, 2021	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

Compensation cost recognized in connection with stock options	-	-	-	-	55,020	-	-	55,020

Options exercised on a cashless basis	-	-	12,400	-	-	-	-	-

Net income	-	-	-	-	-	-	4,469,486	4,469,486

Foreign currency translation adjustment	-	-	-	-	-	32,541	-	32,541

Balance, June 30, 2021	120,000	$3,000	5,442,774	$130,111	$8,393,178	$(530,159)	$11,931,282	$19,927,412

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021 AND 2020

	2021	2020

Cash flows from operating activities
Net income	$4,469,486	$1,036,955
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation	478,936	382,801
Stock-based compensation	55,020	65,942
Bad debts reserve	11,763	24,975
Inventory reserve	39,995	(17,729)
(Gain) Loss on sale of property and equipment	5,767	(351)
(Increase) decrease in:
Accounts receivable	2,077,870	453,023
Inventory	3,478,553	3,025,131
Payments in advance	(397,698)	(208,455)
Prepaid expenses and other current assets	(3,989,785)	(895,254)
Income tax refunds receivable	2,964	—
Deposits	(233)	1,212
Increase (decrease) in:
Accounts payable and accrued expenses	(5,377,741)	(2,998,745)
Income taxes payable	375,379	275,651
Deferred compensation	40,000	40,000
Net cash provided by operating activities	1,270,276	1,185,156

Cash flows from investing activities
Capital expenditures	(191,443)	(107,570)
Proceeds from sale of property and equipment	—	351
Increase in short-term investments, net	(2)	(12)
Net cash used in investing activities	(191,445)	(107,231)

Cash flows from financing activities
Repayment of note payable to bank, net	—	(300,000)
Proceeds from Paycheck Protection Program loan	—	210,732
Repayments of short-term loan, net	(317,720)	(253,582)
Net cash used in financing activities	(317,720)	(342,850)

Effect of exchange rates on cash and cash equivalents	20,427	(180,501)

Net increase in cash and cash equivalents	781,538	554,574

Cash and cash equivalents - beginning of period	2,967,042	2,072,864

Cash and cash equivalents - end of period	$3,748,580	$2,627,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$16,379	$19,883
Cash paid for income taxes	$1,088,360	$70,000

Other noncash investing and financing activities
Common stock issued for services	$55,020	$65,942

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2020 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2021. The consolidated balance sheet as of June 30, 2021 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2021 and 2020, changes in stockholders' equity for the six months ended June 30, 2021, cash flows for the six months ended June 30, 2021 and 2020, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2021 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information.  The reserve for obsolescence was $156,586 at June 30, 2021 and $116,591 at December 31, 2020.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has four non-cancellable operating leases, three for office and warehousing space and one for office machinery, that expire in March 2022, April 2022, and June 2022. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020
Assets
Operating lease ROU assets	$193,583	$285,932

Liabilities
Operating lease liabilities, current	$193,583	$207,824
Operating lease liabilities, net of current portion	-	78,108
Total operating lease liabilities	$193,583	$285,932

During the six months ended June 30, 2021 and 2020 the Company recognized $108,997 and $100,429 respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of June 30, 2021, and December 31, 2020 the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	June 30,	December 31,
	2021	2020

Weighted average remaining lease term	2 years	2 years
Weighted average discount rate	4.85%	4.87%

Maturities of lease liabilities as of June 30, 2021 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2021	122,377
2022	93,118
Total minimum lease payments	$215,495
Less: amount representing interest	$(21,912)
Total operating lease liabilities	$193,583

Supplemental cash flow information for the six months ended June 30, 2021 and 2020 are as follows:

	Six Months	Six Months
	Ended June	Ended June 30,
	30, 2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$119,300	$110,137
Right-of-use assets obtained in exchange for lease obligation	$15,170	$-

Note 4 - Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. As of June 30, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $84,192 over eleven months including interest at 4.950% and the South African short-term loan is payable in monthly installments of $4,467, over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in twelve payments of $20,290 at 4.350% annual interest rate.

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2021	% of Revenues	2020	% of Revenues
Consumer and athlete direct revenues	$1,137,597	4%	$1,263,586	9%
Dealer direct revenues	10,140,312	37%	4,643,646	32%
International distributor revenues	15,919,125	59%	8,577,772	59%
	$27,197,034	100%	$14,485,004	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2021 and December 31, 2020 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $113,648 at June 30, 2021 and $101,885 at December 31, 2020.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2021, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2021, the Company had 832,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 712,000 shares, outstanding that were dilutive.

Note 9 - Common Stock

In May 2021, the Company issued 12,400 shares of common stock to an employee who exercised stock options in a cashless exercise.

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2021 was $55,020. As of June 30, 2021, there was $82,530 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 1- year vesting period.

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

Note 12 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the six months ended June 30, 2021. The Company remains cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

Two Eleven has entered into a new non-cancellable operating lease, to lease warehouse and office space in Reno, Nevada on December 14, 2020. The lease commenced on August 2, 2021, as defined in the Lease Agreement, and the term will continue for a period of 66 months from the commencement date. The lease agreement requires the Company to pay a monthly rent of $21,959. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the effective date of the lease. The estimated interest rate for this lease agreement as of July 1, 2021 is 3.75%.

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

• "Two Eleven" refers to Two Eleven Distribution, LLC, a Nevada Limited Liability Company;

• "Three Eleven" are to Three Eleven Distribution (Pty) Limited, a South African Company;

• "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

• "South Africa" are to the Republic of South Africa;

• "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = 14.3121, for its June 30, 2021 balance sheet.

Overview of our Business

We were incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company controlled by the Company's Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by other international brands.

The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company controlled by the Company's Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company's new body protection products which it markets under the Leatt Protection Range brand.

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our GPX 3.5 helmet with JIS T 8133 for the Japanese Market. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model, Moto 7.5, to the CCC standard in China and the NBR 7471 standard in Brazil.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition, and we may face challenges if economic conditions do not improve. These economic conditions may impact levels of consumer spending in the foreseeable future. If demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain product imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at June 30, 2021, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 61% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

  Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.  As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended June 30, 2021.  We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines.  The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

  Rising Freight Shipping and Logistics Costs - The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products to our global network of distributors, dealers and customers, or their import agents, from warehouses in China. Over the past year, the strong rise in demand for Chinese exports has outpaced the availability of containers in Asia, creating a container shortage and huge backlogs in many freight markets around the world, including the US, the Middle East, and East Asia. These container shortages at Asian ports have exacerbated supply bottlenecks and further increased shipping costs, by up to 400% in some regions, as companies in Asia are reported to be paying premium rates to get containers back. Further compounding matters is the shortage of dockworkers and truck drivers available to load and unload containers at ports in Europe and the United States and to move them to other locations, resulting in congested ports.  We are working closely with our supply chain management in Asia, our logistics service providers, and our freight forwarders, to streamline our global shipping and logistics processes, to mitigate any disruption to our operations.  Continued disruption and pricing volatility in the global shipping and logistics industry could have a negative impact on our results of operations for the coming periods and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and six-month periods ended June 30, 2021 and 2020 included herein.

Comparison of Three Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations during the three-month periods ended June 30, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2021	2020	$ Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$14,300,559	$6,943,130	$7,357,429	106%
COST OF REVENUES	8,107,020	3,688,623	$4,418,397	120%
GROSS PROFIT	6,193,539	3,254,507	$2,939,032	90%
PRODUCT ROYALTY INCOME	58,479	3,182	$55,297	1738%
OPERATING EXPENSES
Salaries and Wages	912,811	622,846	$289,965	47%
Commissions and Consulting	215,986	103,906	$112,080	108%
Professional Fees	123,501	213,318	$(89,817)	-42%
Advertising and Marketing	518,153	357,028	$161,125	45%
Office Lease and Expenses	87,200	72,386	$14,814	20%
Research and Development Costs	445,156	336,608	$108,548	32%
Bad Debt Expense (Recovery)	(51,732)	41,900	$(93,632)	-223%
General and Administrative	609,760	410,128	$199,632	49%
Depreciation	242,401	190,749	$51,652	27%
Total Operating Expenses	3,103,236	2,348,869	$754,367	32%
INCOME FROM OPERATIONS	3,148,782	908,820	$2,239,962	246%
Other Income (Expenses)	3,948	(9,477)	$13,425	142%
INCOME BEFORE INCOME TAXES	3,152,730	899,343	$2,253,387	251%
Income Taxes	744,082	224,836	$519,246	231%
NET INCOME	$2,408,648	$674,507	$1,734,141	257%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad.  Revenues for the quarter ended June 30, 2021 were $14.30 million, a 106% increase, compared to $6.94 million for the quarter ended June 30, 2020. Revenues associated with international customers were $9.58 million and $3.44 million, or 67% and 50% of revenues, respectively, for the quarters ended June 30, 2021 and 2020. This increase in global revenues is primarily attributable to a $4.43 million increase in body armor sales, a $1.95 million increase in sales of other products, parts and accessories and a $0.49 million increase in helmet sales and a $0.49 million increase in neck brace sales.

The following table sets forth our revenues by product line for the three months ended June 30, 2021 and 2020:

		Three months ended June 30,
	2021	% of Revenues	2020	% of Revenues
Neck braces	$1,578,424	11%	$1,084,715	15%
Body armor	8,568,017	60%	4,140,175	60%
Helmets	1,025,318	7%	536,403	8%
Other products, parts and accessories	3,128,800	22%	1,181,837	17%
	$14,300,559	100%	$6,943,130	100%

Sales of our flagship neck brace accounted for $1.58 million and $1.08 million, or 11% and 15% of our revenues for the quarters ended June 30, 2021 and 2020, respectively. The 46% increase in neck brace revenues during the 2021 second quarter is primarily attributable to a 47% increase in the volume of neck braces sold to our customers worldwide during the period as global consumer demand for neck braces continues to increase.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $8.57 million and $4.14 million, or 60% and 60% of our revenues for the quarters ended June 30, 2021 and 2020, respectively. The 107% increase in body armor revenues during the 2021 second quarter is primarily the result of an 83% increase in the volume of body protectors sold during the period due to remarkable worldwide demand for our exceptional line of premium, athlete tested upper body and limb protectors designed for both off-road motorcycle and mountain biking use and continued encouraging shipments of our growing footwear category, consisting of off-road motorcycle boots and mountain bike shoes.

Our helmets accounted for $1.03 million and $0.54 million or 7% and 8% of our revenues for the quarters ended June 30, 2021 and 2020, respectively. The 91% increase in helmet sales during the 2021 second quarter is primarily due to a 64% increase in the volume of helmets sold globally during the 2021 period.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $3.13 million and $1.18 million, or 22% and 17% of our revenues for the quarters ended June 30, 2021 and 2020, respectively. The 165% increase in revenues from the sale of other products, parts and accessories during the 2021 second quarter is primarily due to a 504% increase in the volume of riding apparel designed for both off-road motorcycle and mountain biking use sold during the 2021 period and continued, consistent consumer demand for our innovative Velocity line of military tested bulletproof goggles.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2021 and 2020 were $8.11 million and $3.69 million, respectively. Gross Profit for the quarters ended June 30, 2021 and 2020 were $6.19 and $3.25 million, respectively, or 43% and 47% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 11% and 15% of our revenues for the quarters ended June 30, 2021 and 2020, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2021 and 2020 were $58,479 and $3,182, respectively. The 1738% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2021 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2021 and 2020 were $912,811 and $622,846, respectively. This 47% increase in salaries and wages during the 2021 period was primarily due to the employment of additional sales and marketing professionals in North America during the 2021 period and the temporary staff cost reduction measures implemented by the Company globally during the second quarter of 2020, in an effort to partially mitigate the potential effects of the COVID-19 pandemic.

Commissions and Consulting Expense - During the quarters ended June 30, 2021 and 2020, commissions and consulting expenses were $215,986 and $103,906, respectively. This 108% increase in commissions and consulting expenses is primarily due to an increase in commissions and performance incentives paid to both Company-employed and external sales personnel in the United States as a result of the achievement of exceptional sales growth in the region during the 2021 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2021 and 2020 were $123,501 and $213,318, respectively. This 42% decrease in professional fees is primarily due to a decrease in spending on product liability litigation during the 2021 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended June 30, 2021 and 2020 were $518,153 and $357,028, respectively. The 45% increase in advertising and marketing expenditures during the 2021 period is primarily due to an increase in costs incurred in the production and implementation of global marketing campaigns that incorporate athlete sponsorship, coordinated paid media advertising that include digital, print, and social engagement activities, and customer product launch and sales meetings. This increase in costs was further compounded by the decrease in race support and contingency sponsorship costs incurred during the 2020 period, as a result of the cancellation of various race series globally to curb the spread of the COVID-19 pandemic.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2021 and 2020 were $87,200 and $72,386, respectively. The 20% increase in office lease and expenses during the 2021 period was primarily due to an increase in warehouse lease expenditure in the United States in line with additional storage required as the Company continues to rapidly expand its assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2021 increased to $445,156, from $336,608 during the same 2020 quarter. The 32% increase in research and development costs during the 2021 second quarter is a result of increased development costs incurred as the Company continues its efforts to refine and expand the product categories that it sells and build a pipeline of innovative, cutting-edge protective gear that appeals to a wider rider audience. This increase in costs during the 2021 period also reflects a restoration of personnel costs that had been temporarily reduced during the 2020 second quarter, as part of cost-reduction measures implemented by the Company globally as part of its efforts to mitigate the potential financial impact of the COVID-19 pandemic.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended June 30, 2021 and 2020 were ($51,732) and $41,900, respectively. This decrease in bad debt expense (recovery) is primarily the result of a decrease in the provision for doubtful accounts during the 2021 period, in line with a decrease in the accounts receivable balances at Two Eleven Distribution in the United States at June 30, 2021, when compared to March 31, 2021.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2021 and 2020 were $609,760 and $410,128, respectively. The 49% increase in general and administrative expenses is primarily due to an increase in product liability insurance premiums during the 2021 period and a significant decrease in travel expenditures incurred during the 2020 period, as a result of the worldwide travel restrictions imposed to curtail the spread of the COVID-19 pandemic.

Depreciation Expense - Depreciation Expense for the quarters ended June 30, 2021 and 2020 were $242,401 and $190,749, respectively. This 27%% increase in depreciation during the 2021 second quarter is primarily due to the addition of molds and tooling utilized in the production of the Company's growing product range.

Total Operating Expenses - Total operating expenses increased by $754,367 to $3.10 million in the three months ended June 30, 2021, or 32%, compared to $2.35 million in the 2020 period. This increase is primarily due to an increase in salaries and wages, advertising and marketing expenditure, general and administrative costs and research and development expenses, that were partially offset by a decrease in professional fees incurred during the 2021 period.

Net Income - The net income after income taxes for the quarter ended June 30, 2021 was $2.41 million, as opposed to a net income of $674,507 for the quarter ended June 30, 2020. This increase in net income is primarily due to the increase in sales revenues and gross profit discussed above.

Comparison of Six Months Ended June 30, 2021 and 2020

The following table summarizes the results of our operations during the six-month periods ended June 30, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2021	2020	$ Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$27,197,034	$14,485,004	$12,712,030	88%
COST OF REVENUES	14,951,541	7,707,044	$7,244,497	94%
GROSS PROFIT	12,245,493	6,777,960	$5,467,533	81%
PRODUCT ROYALTY INCOME	83,289	4,659	$78,630	1688%
OPERATING EXPENSES
Salaries and Wages	1,837,348	1,467,452	$369,896	25%
Commissions and Consulting	436,648	187,342	$249,306	133%
Professional Fees	461,256	534,905	$(73,649)	-14%
Advertising and Marketing	1,035,733	981,231	$54,502	6%
Office Lease and Expenses	174,573	146,200	$28,373	19%
Research and Development Costs	850,261	724,812	$125,449	17%
Bad Debt Expense	14,093	26,920	$(12,827)	-48%
General and Administrative	1,138,359	930,243	$208,116	22%
Depreciation	478,936	382,801	$96,135	25%
Total Operating Expenses	6,427,207	5,381,906	$1,045,301	19%
INCOME FROM OPERATIONS	5,901,575	1,400,713	$4,500,862	321%
Other Expenses	(59)	(18,106)	$18,047	100%
INCOME BEFORE INCOME TAXES	5,901,516	1,382,607	$4,518,909	327%
Income Taxes	1,432,030	345,652	$1,086,378	314%
NET INCOME	$4,469,486	$1,036,955	$3,432,531	331%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2021 were $27.20 million, a 88% increase, compared to $14.49 million for the six months ended June 30, 2020.  Revenues generated from sales to our customers in the United States increased from $5.46 million to $10.48 million, for the six months ended June 30, 2021 and 2020, respectively. Revenues associated with international customers were $16.71 million and $9.02 million, or 61% and 62% of revenues, respectively, for the six months ended June 30, 2021 and 2020. This increase in global revenues during the 2021 period is attributable to a $7.69 million increase in body armor sales, a $2.60 million increase in sales of other products, parts and accessories, a $1.29 million increase in helmet sales and a $1.12 million increase in neck brace sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2021 and 2020:

		Six months ended June 30,
	2021	% of Revenues	2020	% of Revenues
Neck braces	$3,515,690	13%	$2,393,958	16%
Body armor	15,944,753	59%	8,251,852	57%
Helmets	2,566,213	9%	1,272,129	9%
Other products, parts and accessories	5,170,378	19%	2,567,065	18%
	$27,197,034	100%	$14,485,004	100%

Sales of our flagship neck brace accounted for $3.52 million and $2.39 million, or 13% and 16% of our revenues for the six-month periods ended June 30, 2021 and 2020, respectively. The 47% increase in neck brace revenues is primarily attributable to a 28% increase in the volume neck braces sold to our customers globally during the six months ended June 30, 2021.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $15.94 million and $8.25 million, or 59% and 57% of our revenues for the six-month period ended June 30, 2021 and 2020, respectively. The 93% increase in body armor revenues was primarily the result of a 75% increase in the volume of body protectors sold during the period due to remarkable worldwide demand for our exceptional line of premium, athlete tested upper body and limb protectors designed for both off-road motorcycle and mountain biking use and continued exceptional shipments of our highly anticipated and growing footwear category, consisting of off-road motorcycle boots and mountain bike shoes.

Our Helmets accounted for $2.57 million and $1.27 million, or 9% and 9% of our revenues for the six-month periods ended June 30, 2021 and 2020, respectively. The 102% increase in helmet sales during the 2021 period is primarily due to a 106% increase in the volume of helmets sold during the 2021 period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $5.17 million and $2.57 million, or 19% and 18% of our revenues for the six-month periods ended June 30, 2021 and 2020, respectively. The 101% increase in revenues from the sale of other products, parts and accessories is primarily due to a 266% increase in the volume of riding apparel designed for both off-road motorcycle and mountain biking use sold during the 2021 period as demand four our cutting edge apparel continues to grow globally.

Cost of Revenues and Gross Profit - Cost of revenues for the six-month periods ended June 30, 2021 and 2020 were $14.95 million and $7.71 million, respectively. Gross Profit for the six-month periods ended June 30, 2021 and 2020 were $12.24 and $6.78 million, respectively, or 45% and 47% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 11% and 15% of our revenues for the six-month periods ended June 30, 2021 and 2020, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2021 and 2020 were $83,289 and $4,659, respectively. The increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2021 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2021 and 2020 were $1,837,348 and $1,467,452, respectively. The 25% increase in salaries and wages during the 2021 period was primarily due to the employment of additional sales and marketing professionals in North and South America during the 2021 period and the temporary staff cost reduction measures implemented by the Company globally during the second quarter of 2020, in an effort to partially mitigate the potential effects of the COVID-19 pandemic.

Commissions and Consulting Expense - During the six-month periods ended June 30, 2021 and 2020, commissions and consulting expenses were $436,648 and $187,342. This133% increase in commissions and consulting expenses during the 2021 period is primarily due to an increase in commissions and performance incentives paid to both Company employed and external sales personnel in the United States as a result of the achievement of exceptional sales growth in the region during the 2021 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2021 and 2020 were $461,256 and $534,905, respectively. This 14% decrease in professional fees is primarily due to a decrease in expenditure on product liability litigation during the 2021 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2021 and 2020 were $1,035,733 and $981,231, respectively. The 6% increase in advertising and marketing expenditures during the 2021 period is primarily due to an increase in costs associated with the production and implementation of global marketing campaigns that incorporate athlete sponsorship, coordinated paid media advertising that include digital, print and social engagement activities that were partially offset by a decrease in costs associated with traditional face-to-face sales and marketing conferences that were impractical and replaced with online digital meetings as a result of the of travel restrictions imposed to curtail the further spread of the COVID-19 pandemic.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2021 and 2020 were $174,573 and $146,200, respectively. The 19% increase in office lease and expenses during the 2021 period was primarily due to an increase in warehouse lease expenditures in the United States in line with additional storage space required to accommodate the Company's rapidly growing assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2021 and 2020, increased to $850,261, from $724,812, during the same 2020 period. The 17% increase in research and development costs during the 2021 period is due to increased development costs as the Company continues to expand its product offering with exceptional protective gear across multiple product categories and continues to develop a pipeline of innovative products that appeal to a wider riding audience. This increase in costs during the 2021 period also reflects a restoration of personnel costs that had been temporarily reduced during the 2020 second quarter, as part of cost-reduction measures implemented by the Company globally as part of its efforts to mitigate the potential financial impact of the COVID-19 pandemic.

Bad Debt Expense - Bad debt expense for the six-month periods ended June 30, 2021 and 2020 were $14,093 and $26,920, respectively. This 48% decrease in bad debt expense during the 2021 period is primarily the result of a decrease in the provision for doubtful accounts in line with a decrease in the accounts receivable balances at Two Eleven Distributors in the United States at June 30, 2021, when compared to December 31, 2020.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2021 and 2020 were $1,138,359 and $930,243, respectively. The 22% increase in general and administrative expenses during the 2021 period is primarily as a result of an increase in expenditure on product liability insurance premiums during the 2021 period and a decrease in travel expenditures incurred as a result of the worldwide travel restrictions imposed to curtail the spread of the COVID-19 pandemic during the 2020 period.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2021 and 2020 were $478,936 and $382,801, respectively. This 25% increase in depreciation during the 2021 period is primarily due to the addition of molds and tooling utilized in the production of the Company's widening product range.

Total Operating Expenses - Total operating expenses increased by $1.05 million to $6.43 million in the six-month period ended June 30, 2021, or 19%, compared to $5.38 million in the 2020 period. This increase in total operating expenses during the 2021 period is primarily due to an increase in salaries and wages, commissions and consulting costs, general and administrative costs and research and development expenses that were partially offset by a decrease in professional fees incurred during the 2021 period.

Net Income - Net income after income taxes for the six-month period ended June 30, 2021 was $4.47 million, as opposed to net income after income taxes of $1.04 million for the six-month period ended June 30, 2020.  This increase in net income during the 2021 period is primarily due to the increase in revenue and gross profit discussed above.

Liquidity and Capital Resources

At June 30, 2021, we had cash and cash equivalents of $3.75 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30
	2021	2020
Net cash provided by operating activities	$1,270,276	$1,185,156
Net cash used in investing activities	$(191,445)	$(107,231)
Net cash used in financing activities	$(317,720)	$(342,850)
Effect of exchange rate changes on cash and cash equivalents	$20,427	$(180,501)
Net increase in cash and cash equivalents	$781,538	$554,574
Cash and cash equivalents at the beginning of period	$2,967,042	$2,072,864
Cash and cash equivalents at the end of period	$3,748,580	$2,627,438

Cash increased by $781,538, or 26%, for the six months ended June 30, 2021, when compared to cash on hand at December 31, 2020. The primary sources of cash for the six months ended June 30, 2021, were net income of $4,469,486, a decrease in inventory of $3,478,553 and a decrease in accounts receivable of $2,077,870. The primary uses of cash for the six months ended June 30, 2021 were decreased accounts payables of $5,377,741 and an increase in prepaid expenses and other current assets of $3,989,785.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended June 30, 2021 and 2020, the Company paid an aggregate of $79,590 and $61,215, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended June 30, 2021 and 2020, the Company paid an aggregate of $19,898 and $15,285, in licensing fees to Mr. De Villiers.

On July 8, 2015, the Company entered into a consulting agreement with Innovate Services Limited, or Innovate, a Seychelles limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the Consulting Agreement, as amended, Innovate has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $38,062; provided that Dr. Leatt personally performs the services to be performed by Innovate under the Agreement, pursuant to a separate employment agreement between Innovate and Dr. Leatt. The parties further agreed that all intellectual property generated in connection with the services provided under the Consulting Agreement will be the sole property of the Company. The Consulting Agreement was effective as of May 15, 2015 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the Consulting Agreement upon six months' prior written notice, except that the Consulting Agreement may be terminated immediately without notice if the services to be performed under the Consulting Agreement cease to be performed by Dr. Leatt, or for any other material breach of the Agreement. The parties have agreed to settle any dispute under the Consulting Agreement through arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association (AAA), and that the resulting arbitration award will be final and binding on both parties and will not be subject to any appeal. Effective January 1, 2019, the Company and Innovate amended the Consulting Agreement to increase the monthly fee payable to Innovate under the agreement to $40,435, in accordance with the parties' prior agreement that Innovate may increase its monthly fees by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  Accordingly, effective January 1, 2021, the Company's monthly fee to Innovate, increased to $42,233. During the quarters ended June 30, 2021 and 2020, the Company paid an aggregate of $126,699 and $103,615, respectively, in consulting fees to Innovate.

Pursuant to a Premium Finance Agreement, dated June 14, 2021, between the Company and AFCO, the Company is obligated to pay AFCO an aggregate sum of $238,696 in twelve payments of $20,290, at a 4.350% annual interest rate, commencing on June 1, 2021 and ending on April 1, 2022. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2021, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of June 30, 2021, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000.  As of June 30, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2021 and 2020 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at June 30, 2021 was $113,648 and at December 31, 2020 was $101,885.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2021 was $156,586 and at December 31, 2020 was $116,591.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ended June 30, 2021 and 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2021, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: August 12, 2021	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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