Form 10-Q
period 2021-09-30
Leatt Corp
filed 2021-11-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 3, 2021 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,471,669

LEATT CORPORATION

Quarterly Report on Form 10-Q
Nine months ended September 30, 2021

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2021	December 31, 2020
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$2,586,671	$2,967,042
Short-term investments	58,261	58,257
Accounts receivable, net	17,164,890	7,173,829
Inventory, net	14,678,324	9,670,036
Payments in advance	1,757,165	805,098
Income tax refunds receivable	-	2,964
Prepaid expenses and other current assets	4,321,801	2,109,190
Total current assets	40,567,112	22,786,416

Property and equipment, net	3,178,888	3,052,276
Operating lease right-of-use assets, net	1,539,698	285,932
Deferred tax asset, net	78,700	78,700

Other Assets
Deposits	33,553	33,699

Total Assets	$45,397,951	$26,237,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$16,421,446	$8,008,925
Operating lease liabilities, current	399,314	207,824
Income taxes payable	2,925,216	1,654,200
Short term loan, net of finance charges	142,653	677,601
Total current liabilities	19,888,629	10,548,550

Deferred compensation	300,000	240,000
Operating lease liabilities, net of current portion	1,140,384	78,108

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares
authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares
authorized, 5,471,669 and 5,430,374 shares issued
and outstanding	130,111	130,111
Additional paid - in capital	8,393,178	8,338,158
Accumulated other comprehensive loss	(676,444)	(562,700)
Retained earnings	16,219,093	7,461,796
Total stockholders' equity	24,068,938	15,370,365

Total Liabilities and Stockholders' Equity	$45,397,951	$26,237,023

The accompanying notes are an integral part of these consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2021	2020	2021	2020
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$22,100,827	$11,370,946	$49,297,861	$25,855,950

Cost of Revenues	12,571,692	6,422,472	27,523,233	14,129,516

Gross Profit	9,529,135	4,948,474	21,774,628	11,726,434

Product Royalty Income	58,246	36,016	141,535	40,675

Operating Expenses
Salaries and wages	975,676	784,131	2,813,024	2,251,583
Commissions and consulting expenses	144,837	157,672	581,485	345,014
Professional fees	510,713	181,233	971,969	716,138
Advertising and marketing	633,915	543,020	1,669,648	1,524,251
Office lease and expenses	99,314	78,932	273,887	225,132
Research and development costs	468,922	404,723	1,319,183	1,129,535
Bad debt expense	42,197	32,172	56,290	59,092
General and administrative expenses	691,696	459,993	1,830,055	1,390,236
Depreciation	265,777	212,564	744,713	595,365
Total operating expenses	3,833,047	2,854,440	10,260,254	8,236,346

Income from Operations	5,754,334	2,130,050	11,655,909	3,530,763

Other Income
Interest and other income	1,413	19,727	1,354	1,621
Total other income	1,413	19,727	1,354	1,621

Income Before Income Taxes	5,755,747	2,149,777	11,657,263	3,532,384

Income Taxes	1,467,936	538,320	2,899,966	883,972

Net Income Available to Common Shareholders	$4,287,811	$1,611,457	$8,757,297	$2,648,412

Net Income per Common Share
Basic	$0.79	$0.30	$1.61	$0.49
Diluted	$0.69	$0.27	$1.42	$0.45

Weighted Average Number of Common Shares Outstanding
Basic	5,461,933	5,386,723	5,443,780	5,386,723
Diluted	6,190,748	5,860,428	6,172,596	5,860,428

Comprehensive Income
Net Income	$4,287,811	$1,611,457	$8,757,297	$2,648,412
Other comprehensive income, net of $0 income taxes in 2021 and 2020
Foreign currency translation	(146,285)	17,584	(113,744)	(239,806)

Total Comprehensive Income	$4,141,526	$1,629,041	$8,643,553	$2,408,606

The accompanying notes are an integral part of these consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2021	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

Compensation cost recognized in connection with stock options	-	-	-	-	55,020	-	-	55,020

Options exercised on a cashless basis	-	-	41,295	-	-	-	-	-

Net income	-	-	-	-	-	-	8,757,297	8,757,297

Foreign currency translation adjustment	-	-	-	-	-	(113,744)	-	(113,744)

Balance, September 30, 2021	120,000	$3,000	5,471,669	$130,111	$8,393,178	$(676,444)	$16,219,093	$24,068,938

The accompanying notes are an integral part of these consolidated financial statements

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020
	2021	2020

Cash flows from operating activities
Net income	$8,757,297	$2,648,412
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	744,713	595,365
Stock-based compensation	55,020	65,942
Bad debts reserve	32,423	47,639
Inventory reserve	51,840	(9,002)
(Gain) Loss on sale of property and equipment	5,767	(25,046)
(Increase) decrease in:
Accounts receivable	(10,023,484)	(2,712,168)
Inventory	(5,060,128)	1,792,014
Payments in advance	(952,067)	(457,097)
Prepaid expenses and other current assets	(2,212,611)	(719,419)
Income tax refunds receivable	2,964	-
Deposits	146	(5,949)
Increase (decrease) in:
Accounts payable and accrued expenses	8,412,521	582,176
Income taxes payable	1,271,016	266,948
Deferred compensation	60,000	60,000
Net cash provided by operating activities	1,145,417	2,129,815

Cash flows from investing activities
Capital expenditures	(892,658)	(697,625)
Proceeds from sale of property and equipment	-	25,745
Increase in short-term investments, net	(4)	(16)
Net cash used in investing activities	(892,662)	(671,896)

Cash flows from financing activities
Repayment of note payable to bank, net	-	(200,000)
Proceeds from Paycheck Protection Program loan	-	210,732
Repayments of short-term loan, net	(534,948)	(504,577)
Net cash used in financing activities	(534,948)	(493,845)

Effect of exchange rates on cash and cash equivalents	(98,178)	(168,277)

Net increase (decrease) in cash and cash equivalents	(380,371)	795,797

Cash and cash equivalents - beginning of period	2,967,042	2,072,864

Cash and cash equivalents - end of period	$2,586,671	$2,868,661

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,741	$26,446
Cash paid for income taxes	$1,659,698	$616,148

Other noncash investing and financing activities
Common stock issued for services	$55,020	$65,942

The accompanying notes are an integral part of these consolidated financial statements

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2020 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2021. The consolidated balance sheet as of September 30, 2021 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2021 and 2020, changes in stockholders' equity for the nine months ended September 30, 2021, cash flows for the nine months ended September 30, 2021 and 2020, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2021 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year.

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

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $168,431 at September 30, 2021 and $116,591 at December 31, 2020.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has five non-cancellable operating leases, four for office and warehousing space and one for office machinery, that expire in March 2022, April 2022, June 2022, and January 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2021 and December 31, 2020:

	September	December
	30, 2021	31, 2020
Assets
Operating lease ROU assets	$1,539,698	$285,932

Liabilities
Operating lease liabilities, current	$399,314	$207,824
Operating lease liabilities, net of current portion	1,140,384	78,108
Total operating lease liabilities	$1,539,698	$285,932

During the nine months ended September 30, 2021 and 2020 the Company recognized $164,097 and $150,110 respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2021, and December 31, 2020 the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	September 30,	December 31,
	2021	2020

Weighted average remaining lease term	5 years	2 years
Weighted average discount rate	4.08%	4.87%

Maturities of lease liabilities as of September 30, 2021 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2021	126,161
2022	356,777
2023	273,449
2024	281,664
2025	290,098
2026	298,792
2027	25,455
Total minimum lease payments	$1,652,396
Less: amount representing interest	$(112,698)
Total operating lease liabilities	$1,539,698

Supplemental cash flow information for the nine months ended September 30, 2021 and 2020 are as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$179,129	$165,228
Right-of-use assets obtained in exchange for lease obligations	$1,418,719	$-

Note 4 - Note Payable to Bank

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. As of September 30, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $84,192 over eleven months including interest at 4.950% and the South African short-term loan is payable in monthly installments of $4,229, over a ten-month period at a flat interest rate of 3.10%. The Company repaid the U.S. short-term loan in full on September 3, 2021.

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

In the following table, revenue is disaggregated by the source of revenue:

		Nine months ended September 30,
	2021	% of Revenues	2020	% of Revenues
Consumer and athlete direct revenues	$1,519,454	3%	$1,851,441	7%
Dealer direct revenues	14,401,624	29%	8,558,106	33%
International distributor revenues	33,376,783	68%	15,446,403	60%
	$49,297,861	100%	$25,855,950	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2021 and December 31, 2020 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. The allowance of doubtful accounts was $134,308 at September 30, 2021 and $101,885 at December 31, 2020.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2021, the Company has no unrecognized tax benefits.

Note 8 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2021, the Company had 800,035 potential common shares, consisting of 120,000 preferred shares, and options to purchase 680,035 shares, outstanding that were dilutive.

Note 9 - Common Stock

In August 2021, the company issued 28,895 shares of commons stock to employees who exercised stock options in a cashless exercise. In May 2021, the Company issued 12,400 shares of common stock to an employee who exercised stock options in a cashless exercise.

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2021 was $55,020. As of September 30, 2021, there was $82,530 of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a 1-year vesting period.

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

Note 12 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the nine months ended September 30, 2021. The Company remains cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

Note 13 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

The Company entered into a Premium Finance Agreement with AFCO Acceptance Corporation "AFCO" dated October 29, 2021, to finance its U.S short-term insurance over the period of coverage. The Company is obligated to pay AFCO an aggregate sum of $1,122,858 in eleven payments of $102,078, at an annual interest rate of 4.650% commencing on November 1, 2021 and ending on September 1, 2022. Any late payment during the term of the agreement will be assessed by late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

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

  "Two Eleven" refers to Two Eleven Distribution, LLC, a Nevada Limited Liability Company;

  "Three Eleven" are to Three Eleven Distribution (Pty) Limited, a dormant South African Company that was deregistered on October 11, 2021;

  "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

  "South Africa" are to the Republic of South Africa;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR15.118, for its September 30, 2021 balance sheet.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain product imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2021, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Product Liability Litigation - We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt- Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt- Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court's decision, and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

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

  Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 70% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

  Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended September 30, 2021. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

  Rising Freight Shipping and Logistics Costs - The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products to our global network of distributors, dealers and customers, or their import agents, from warehouses in China. Over the past year, the strong rise in demand for Chinese exports has outpaced the availability of containers in Asia, creating a container shortage and huge backlogs in many freight markets around the world, including the U.S., the Middle East, and East Asia. These container shortages at Asian ports have exacerbated supply bottlenecks and further increased shipping costs, by up to 400% in some regions, as companies in Asia are reported to be paying premium rates to get containers back. Further compounding matters is the shortage of dockworkers and truck drivers available to load and unload containers at ports in Europe and the U.S. and to move them to other locations, resulting in congested ports. We are working closely with our supply chain management in Asia, our logistics service providers, and our freight forwarders, to streamline our global shipping and logistics processes, to mitigate any disruption to our operations. Continued disruption and pricing volatility in the global shipping and logistics industry could have a negative impact on our results of operations for the coming periods and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three- and nine-month periods ended September 30, 2021 and 2020 included herein.

Comparison of Three Months Ended September 30, 2021 and 2020

The following table summarizes the results of our operations during the three-month periods ended September 30, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2021	2020	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$22,100,827	$11,370,946	$10,729,881	94%
COST OF REVENUES	12,571,692	6,422,472	$6,149,220	96%
GROSS PROFIT	9,529,135	4,948,474	$4,580,661	93%
PRODUCT ROYALTY INCOME	58,246	36,016	$22,230	62%
OPERATING EXPENSES
Salaries and Wages	975,676	784,131	$191,545	24%
Commissions and Consulting	144,837	157,672	$(12,835)	-8%
Professional Fees	510,713	181,233	$329,480	182%
Advertising and Marketing	633,915	543,020	$90,895	17%
Office Lease and Expenses	99,314	78,932	$20,382	26%
Research and Development Costs	468,922	404,723	$64,199	16%
Bad Debt Expense	42,197	32,172	$10,025	31%
General and Administrative	691,696	459,993	$231,703	50%
Depreciation	265,777	212,564	$53,213	25%
Total Operating Expenses	3,833,047	2,854,440	$978,607	34%
INCOME FROM OPERATIONS	5,754,334	2,130,050	$3,624,284	170%
Other Income	1,413	19,727	$(18,314)	-93%
INCOME BEFORE INCOME TAXES	5,755,747	2,149,777	$3,605,970	168%
Income Taxes	1,467,936	538,320	$929,616	173%
NET INCOME	$4,287,811	$1,611,457	$2,676,354	166%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended September 30, 2021 were $22.10 million, a 94% increase, compared to revenues of $11.37 million, for the quarter ended September 30, 2020. Revenues associated with international customers were $17.79 million and $7.11 million, or 81% and 63% of revenues, respectively, for the three months ended September 30, 2021 and 2020.  This increase in global revenues is primarily attributable to a $6.58 million increase in body armor sales, a $1.52 million increase in neck brace sales, a $1.51 million increase in the sales of other products, parts and accessories and a $1.12 million increase in helmet sales.

The following table sets forth our revenues by product line for the three months ended September 30, 2021 and 2020:

		Three months ended September 30
	2021	% of Revenues	2020	% of Revenues
Neck braces	$2,708,364	12%	$1,185,879	10%
Body armor	12,365,185	56%	5,788,786	51%
Helmets	2,320,111	11%	1,203,038	11%
Other products, parts and accessories	4,707,167	21%	3,193,243	28%
	$22,100,827	100%	$11,370,946	100%

Sales of our flagship neck brace accounted for $2.71 million and $1.19 million, or 12% and 10% of our revenues for the quarters ended September 30, 2021 and 2020, respectively.  This 128% increase in neck brace sales is primarily attributable to a 181% increase in the volume of neck braces sold to our customers worldwide as demand for our neck braces continues to increase.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $12.37 million and $5.79 million, or 56% and 51% of our revenues for the quarters ended September 30, 2021 and 2020, respectively. The 114% increase in body armor revenues during the 2021 third quarter is primarily the result of a 101% increase in the volume of upper body protectors sold during the period due to continued global demand for our range of body protectors. This demand has resulted in significant restocking orders from our customers around the world, with encouraging sales of our growing footwear category consisting of off-road motorcycle boots and mountain biking shoes continuing to exceed our expectations.

Our helmets accounted for $2.32 million or 11% of our revenues for the three months ended September 30, 2021, as compared to $1.20 million or 11% of our revenues for the same 2020 period.  The 93% increase in helmet sales during the 2021 third quarter is primarily due to a 149% increase in the volume of helmets sold globally during the 2021 period.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $4.71 million and $3.19 million, or 21% and 28% of our revenues for the quarters ended September 30, 2021 and 2020, respectively.  The 47% increase in revenues from the sale of other products, parts, and accessories during the 2021 third quarter is primarily due to a 189% increase in the volume of mountain biking apparel sold during the period as consumer demand for our cutting-edge mountain biking gear continues to surge around the world.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2021 and 2020 were $12.57 million and $6.42 million, respectively. Gross Profit for the quarters ended September 30, 2021 and 2020 were $9.53 million and $4.95 million, respectively, or 43% and 44% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 12% and 10% of our revenues for the quarters ended September 30, 2021 and 2020, respectively, global shipping cost increases contributed to an increase in our cost of sales during the 2021 period.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2021 and 2020 were $58,246 and $36,016, respectively. The 62% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2021 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2021 and 2020 were $975,676 and $784,131, respectively. This 24% increase in salaries and wages during the 2021 period was primarily due to the employment of marketing and sales personnel in North and South America, as the Company continues to build a team of high performing sales and brand management professionals.

Commissions and Consulting Expense - During the quarters ended September 30, 2021 and 2020, commissions and consulting expenses were $144,837 and $157,672, respectively. This 8% decrease in commissions and consulting expenses is primarily due to a decrease in commissions paid to employees and outside sales personnel in the United States. Container shortages and congestion at major shipping ports globally and particularly in the United States resulted in a temporary delay in the shipment and ultimate receipt of stock available for sale which affected the achievement of sales targets for the third quarter of 2021.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation and settlement expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2021 and 2020 were $510,713 and $181,233, respectively. This 182% increase in professional fees is primarily due to an increase in product liability litigation settlement costs during the third quarter of 2021.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the quarters ended September 30, 2021 and 2020 were $633,915 and $543,020, respectively. The 17% increase in advertising and marketing expenditures during the 2021 period is primarily due to an increase in global coordinated marketing activities undertaken by our distribution partners. The Company successfully partnered with its global distribution partners in a cost sharing initiative in order to create global, synchronized brand building and product launch campaigns during the 2021 period.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2021 and 2020 were $99,314 and $78,932, respectively. This 26% increase in office lease and expenses during the 2021 period was primarily due to an increase in warehouse lease expenditure in the United States in line with additional storage required as the company continues to expand its assortment of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2021 increased to $468,922, from $404,723, during the same 2020 quarter.  The 16% increase during the 2021 third quarter is primarily as a result of the employment of product design, development and engineering professionals with specific industry competence in order to continue the development of a refined and expanded pipeline of exceptional cutting-edge products.

Bad Debt Expense - Bad debt expense for the quarters ended September 30, 2021 and 2020 were $42,197 and $32,172, respectively. The 31% increase in bad debt expense is primarily the result of an increase in the provision for doubtful accounts during the 2021 period, in line with an increase in accounts receivable balances at Two Eleven Distribution in the United States at September 30, 2021 when compared to June 30, 2021.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2021 and 2020 were $691,696 and $459,993, respectively. The 50% increase in general and administrative expenses is primarily due to an increase in product liability insurance premiums incurred during the third quarter of 2021 as a result of exceptional sales growth achieved in the United States for the 12 months ended September 30, 2021.

Depreciation Expense - Depreciation expense for the quarters ended September 30, 2021 and 2020 were $265,777 and $212,564, respectively. This 25% increase in depreciation during the 2021 third quarter is primarily due to the addition of molds and tooling utilized in the production of the Company's rapidly expanding product offering

Total Operating Expenses - Total operating expenses increased by $978,607 to $3.83 million in the three months ended September 30, 2021, or 34%, compared to $2.85 million in the 2020 period. This increase is primarily due to the increase in professional fees, general and administrative costs and salaries and wages discussed above.

Net income - The net income after income taxes for the quarter ended September 30, 2021 was $4.29 million, as opposed to a net income of $1.61 million for the quarter ended September 30, 2020. This increase in net income is primarily due to the increase in revenues and gross profit discussed above.

Comparison of Nine Months ended September 30, 2021 and 2020

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2021 and 2020 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2021	2020	$ Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$49,297,861	$25,855,950	$23,441,911	91%
COST OF REVENUES	27,523,233	14,129,516	$13,393,717	95%
GROSS PROFIT	21,774,628	11,726,434	$10,048,194	86%
PRODUCT ROYALTY INCOME	141,535	40,675	$100,860	248%
OPERATING EXPENSES
Salaries and Wages	2,813,024	2,251,583	$561,441	25%
Commissions and Consulting	581,485	345,014	$236,471	69%
Professional Fees	971,969	716,138	$255,831	36%
Advertising and Marketing	1,669,648	1,524,251	$145,397	10%
Office Lease and Expenses	273,887	225,132	$48,755	22%
Research and Development Costs	1,319,183	1,129,535	$189,648	17%
Bad Debt Expense	56,290	59,092	$(2,802)	-5%
General and Administrative	1,830,055	1,390,236	$439,819	32%
Depreciation	744,713	595,365	$149,348	25%
Total Operating Expenses	10,260,254	8,236,346	$2,023,908	25%
INCOME FROM OPERATIONS	11,655,909	3,530,763	$8,125,146	230%
Other Expenses	1,354	1,621	$(267)	16%
INCOME BEFORE INCOME TAXES	11,657,263	3,532,384	$8,124,879	230%
Income Taxes	2,899,966	883,972	$2,015,994	228%
NET INCOME	$8,757,297	$2,648,412	$6,108,885	231%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the nine-month period ended September 30, 2021 were $49.30 million, a 91% increase, compared to revenues of $25.86 million for the period ended September 30, 2020.  Revenues generated from sales to our customers in the United States increased from $9.73 million to $14.79 million, for the nine months ended September 30, 2021 and 2020, respectively. Revenues associated with international customers were $34.51 million and $16.13 million, or 70% and 62% of revenues, respectively, for the nine months ended September 30, 2021 and 2020. This increase in global revenues during the 2021 period is attributable to a $14.30 million increase in body armor sales, a $4.12 million increase in sales of other products, parts and accessories, a $2.64 million increase in neck brace sales and a $2.41 million increase in helmet sales.

The following table sets forth our revenues by product line for the nine months ended September 30, 2021 and 2020:

		Nine months ended September 30,
	2021	% of Revenues	2020	% of Revenues
Neck braces	$6,224,054	13%	$3,579,838	14%
Body armor	28,309,938	57%	14,040,660	54%
Helmets	4,886,324	10%	2,475,167	10%
Other products, parts and accessories	9,877,545	20%	5,760,285	22%
	$49,297,861	100%	$25,855,950	100%

Sales of our flagship neck brace accounted for $6.22 million and $3.58 million, or 13% and 14% of our revenues for the nine-month periods ended September 30, 2021 and 2020, respectively.  The 74% increase in neck brace revenues is primarily attributable to a 67% increase in the volume of neck braces sold to our customers globally as demand for neck braces continues to grow.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $28.31 million and $14.04 million, or 57% and 54% of our revenues for the nine-month period ended September 30, 2021 and 2020, respectively. The 102% increase in body armor revenues was primarily the result of a 75% increase in the volume body armor sold during the period. There is a continued worldwide demand for our line of premium, athlete-tested upper body and limb protectors designed for off-road motorcycle and mountain biking use and continued encouraging shipments of our growing footwear category consisting of off-road motorcycle boots and mountain biking shoes.

Our Helmets accounted for $4.89 million and $2.48, or 10% and 10% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. The 97% increase in helmet sales during the 2021 period is primarily due to a 126% increase in the volume of helmets sold globally during the period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $9.88 million and $5.76 million, or 20% and 22% of our revenues for the nine months ended September 30, 2021 and 2020, respectively. The 71% increase in revenues from the sale of other products, parts and accessories is primarily due to a 135% increase in the volume of riding apparel designed for off-road motorcycle and mountain biking use during the 2021 period, as consumers around the world continue to recognize our apparel as a premium, cutting edge offering designed for professional and recreational use.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2021 and 2020 were $27.52 million and $14.13 million, respectively. Gross Profit for the nine-month periods ended September 30, 2021 and 2020 were $21.77 million and $11.73 million, respectively, or 44% and 45% of revenues respectively. Our neck brace products continue to generate a higher gross profit margin than other product categories. Neck brace revenues accounted for 13% and 14% of our revenues for the nine-month period ended September 30, 2021 and 2020, respectively, and global shipping and logistic cost increases contributed to an increase in our cost of sales during the 2021 period.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month period ended September 30, 2021 and 2020 were $141,535 and $40,675, respectively. The 248% increase in product royalty income is due to an increase in the sale of licensed products by licensees in the 2021 period.

Salaries and Wages - Salaries and wages for the nine-month period ended September 30, 2021 and 2020 were $2,813,024 and $2,251,583, respectively. This 25% increase in salaries and wages during the 2021 period was primarily due to the employment of additional sales and marketing personnel in North and South America during the 2021 period, and the temporary staff cost reduction measures implemented by the Company during the second quarter of 2020, in an effort to partially mitigate the potential effects of the COVID-19 pandemic.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2021 and 2020, commissions and consulting expenses were $581,485 and $345,014, respectively. This 69% increase in commissions and consulting expenses during the 2021 period is primarily due to an increase in commissions and performance incentives paid to both employee and external sales personnel in the United States as a result of the achievement of significant sales growth in the region during the 2021 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation and settlement expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2021 and 2020 were $971,969 and $716,138, respectively. This 36% increase in professional fees is primarily due to an increase in product liability litigation settlement costs during the period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2021 and 2020 were $1,669,648 and $1,524,251, respectively. The 10% increase in advertising and marketing expenditures during the 2021 period is primarily due to an increase in coordinated marketing production and implementation activities undertaken globally. Additionally, the Company successfully partnered with its global distribution partners in a cost sharing initiative to implement synchronized brand building and product launch campaigns for both the off-road motorcycle and mountain biking riding community during the 2021 period.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2021 and 2020 were $273,887 and $225,132, respectively. The 22% increase in office lease and expenses during the 2021 period was primarily due to an increase in warehouse lease expenditure incurred in the United States in line with additional storage space required to accommodate the Company's rapidly growing assortment of protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2021 and 2020, increased to $1,319,183, from $1,129,535, during the same 2020 period. The 17% increase in research and development costs during the 2021 period is due to the employment of product design, development, and engineering professionals in order to continue the Company's refinement and development of a pipeline of exceptional cutting-edge products.

Bad Debt Expense - Bad debt expense for the nine-month periods ended September 30, 2021 and 2020 were $56,290 and $59,092, respectively.  The 5% decrease in bad debt expense during the 2021 period is primarily the result of a decrease in bad debts that were considered to be unrecoverable and written off during the 2021 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2021 and 2020 were $1,830,055 and $1,390,236, respectively. The 32% increase in general and administrative expenses during the 2021 period is primarily the result of an increase in product liability premiums incurred during the 2021 period in line with the significant increase in revenues in the United States for the 12 months ended September 30, 2021.

Depreciation Expense - Depreciation expense for the nine-month periods ended September 30, 2021 and 2020 were $744,713 and $595,365, respectively. This 25% increase in depreciation during the 2021 period is primarily due to the addition of molds and tooling utilized in the production of the Company's growing product offering

Total Operating Expenses - Total operating expenses increased by, $2,023,908 to $10,260,254 in the nine months ended September 30, 2021, or 25%, compared to $8,236,346 in the 2020 period. The 25% increase in total operating expenses during the 2021 period is primarily due to the increase in salaries and wages, commissions and consulting costs, general and administrative expenses and professional fees discussed above.

Net income - Net income after income taxes for the nine-month period ended September 30, 2021 was $8.76 million, as opposed to net income after income taxes of $2.65 million for the nine-month period ended September 30, 2020.  This increase in net income during the 2021 period is primarily due to the increase in revenues and gross profit discussed above.

Liquidity and Capital Resources

At September 30, 2021, we had cash and cash equivalents of $2.59 million and $0.58 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2021	2020
Net cash provided by operating activities	$1,145,417	$2,129,815
Net cash used in investing activities	$(892,662)	$(671,896)
Net cash used in financing activities	$(534,948)	$(493,845)
Effect of exchange rate changes on cash and cash equivalents	$(98,178)	$(168,277)
Net (decrease) increase in cash and cash equivalents	$(380,371)	$795,797
Cash and cash equivalents at the beginning of period	$2,967,042	$2,072,864
Cash and cash equivalents at the end of period	$2,586,671	$2,868,661

Cash decreased by $380,371, or 13%, for the nine months ended September 30, 2021, when compared to cash on hand at December 31, 2020. The primary sources of cash for the nine months ended September 30, 2021 were net income of $8,757,297, an increase in accounts payable of $8,412,521 and an increase in income taxes payable of $1,271,016. The primary uses of cash for the nine months ended September 30, 2021 were an increase in accounts receivable of $10,023,484, an increase in inventory of $5,060,128, an increase in prepaid expenses and other current assets of $2,212,611 and an increase in payments in advance of $952,067.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended September 30, 2021 and 2020, the Company paid an aggregate of $58,085 and $42,451, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2021 and 2020, the Company paid an aggregate of $14,515 and $10,613, in licensing fees to Mr. De Villiers.

From May 15, 2015 through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant. in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement.  Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services. During the quarters ended September 30, 2021 and 2020, the Company recognized an aggregate of $126,699 and $124,338, respectively, in consulting fees to Innovate.  On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations.  The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing  services, and on substantially the same terms and conditions as the terminated agreement.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.  The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report.

Pursuant to a Premium Finance Agreement, dated June 14, 2021, between the Company and AFCO Acceptance Corporation "AFCO", the Company is obligated to pay AFCO an aggregate sum of $238,696 in twelve payments of $20,290, at a 4.350% annual interest rate, commencing on June 1, 2021 and ending on April 1, 2022. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of September 30, 2021, the Company had not defaulted on its payment obligations under this agreement.

The Company entered into a Premium Finance Agreement with AFCO, dated October 27, 2020, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $926,110 in eleven payments of $84,192, at an annual interest rate of 4.950% commencing on November 1, 2020 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. This agreement was paid in full on September 3, 2021.

The Company entered into a Premium Finance Agreement with AFCO, dated October 29, 2021, to finance its U.S short-term insurance over the period of coverage.  The Company is obligated to pay AFCO an aggregate sum of $1,122,858 in eleven payments of $102,078, at an annual interest rate of 4.650% commencing on November 1, 2021 and ending on September 1, 2021.  Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000.  As of September 30, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2021 and 2020 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at September 30, 2021 was $134,308 and at December 31, 2020 was $101,885.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at September 30, 2021 was $168,431 and at December 31, 2020 was $116,591.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ended September 30, 2021 and 2020.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2021, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

  On April 3, 2018, a wrongful death lawsuit was filed against the Company in Superior Court of California, Imperial County, and subsequently removed to USDC San Diego. The claims asserted included strict liability, negligence, failure to warn, and breach of implied and express warranties. After facing a vigorous defense, the plaintiffs agreed to a confidential settlement dismissing all claims against the Company. A formal dismissal order has not yet been entered.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit	Description
No.

10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation

10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: November 12, 2021	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
No.

10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation

10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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