Form 10-K
period 2021-12-31
Leatt Corp
filed 2022-03-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File No.000-54693

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
Yes [_] No [X]

As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $62,638,630. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,751,683 outstanding as of March 4, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2021

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled "Our Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned "Risk Factors" in this report. In some cases, you can identify forward-looking statements by terms such as "anticipates," "believes," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "projects," "should," "would" and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

• our expectations regarding growth in the motor sports and bicycle market;

• our expectation regarding increasing demand for protective equipment used in the motor sports and bicycle market;

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

• "Leatt USA" are to Leatt USA, LLC, a Nevada Limited Liability Company;

• "PRC", and "China" are to the People's Republic of China;

• "Two Eleven" refers to Two Eleven Distribution, LLC, a Nevada Limited Liability Company;

• "Three Eleven" are to Three Eleven Distribution (Pty) Limited, a dormant South African Company that was deregistered on October 11, 2021;

• "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

• "South Africa" are to the Republic of South Africa;

• "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR15.6157 for its December 31, 2021 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our GPX 3.5 helmet with JIS T 8133 for the Japanese Market. For the Brazilian market our Moto 7.5 and Moto 3.5 helmets comply with NBR 7471. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China.

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

Establishment of Two Eleven, Three Eleven and Leatt USA

On August 17, 2007, the Company established Two Eleven Distribution, a California limited liability company, as its wholly-owned subsidiary. Located in Santa Clarita, California, Two Eleven was formed to serve as the Company's executive offices in the United States, as well as the exclusive distributor of Leatt® products in the United States.  On March 8, 2021, the Company's Board of Directors approved the redomicile of Two-Eleven Distribution to the State of Nevada, pursuant to a Plan of Conversion, effective upon the filing of Articles of Conversion with the Nevada Secretary of State on April 5, 2021.

Southern Palace Investments 409 (Proprietary) Limited, a South African company, was established on October 12, 2007, by the Company, to engage in the manufacturing and distribution of sporting goods and protective gear. The company was inactive until March 2009, when it acquired all intellectual property rights related to an invention entitled the Helmet® from Xceed Holdings, for an aggregate purchase price of ZAR 943,480 (approximately, $90,000) pursuant to a patent assignment agreement, effective as of January 1, 2009, between Xceed Holdings and Southern Palace, doing business as Three Eleven Distribution. On February 10, 2010, Southern Palace formally changed its name to Three Eleven Distribution to reflect its business purpose.  The patent was subsequently impaired in 2018 and written off entirely in 2019 and Three Eleven became a dormant company.  Three Eleven was deregistered on October 11, 2021.

On June 26, 2010, the Company established Leatt USA, LLC, a Nevada Limited Liability Company, as our wholly-owned subsidiary and for the purpose of holding Two Eleven Distribution, our wholly-owned subsidiary. However, as of the date of this annual report the Company had not moved forward with its original plan and Leatt USA remains dormant.

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

The latest range of Neck Braces are designed for both the powersports market and bicycle markets, includes the Neck Brace 6.5 which is a full carbon brace, Neck Brace 5.5, which is fully adjustable, the Neck Brace 5.5 Junior, which is fully adjustable and designed for junior riders, the award-winning Neck Brace 3.5, which is competitively priced, and the Neck Brace 3.5 Junior, designed for junior athletes at a very competitive price.

Furthermore, there is a range of SNX models under the powersports category. These neck braces are designed for snow mobile riders, which includes the SNX 5.5 and Neck Brace SNX trophy. These neck braces feature the AFC - Arctic Fusion Compound-designed for extreme temperatures.

The range of STX neck braces are designed for street commuters and includes the ultra-light carbon Neck Brace STX RR and Neck Brace STX Road.

The Fusion is a unique invention that combines neck, chest, back, flank and shoulder protection in one piece of body armor for powersports enthusiasts. This product combines Leatt-Brace® technology together with CE certified back, shoulder and chest impact protection. The Fusion models include the Fusion 3.0, which incorporates hard shell and 3DF AirFit ventilated soft impact foam to protect riders, the Fusion SNX 3.0, which is designed specifically for snowmobile riders and is made from a special blend referred to as Arctic Fusion Compound (AFC™), this material is designed to withstand extremely cold conditions, and the Fusion 2.0 Junior which is designed for junior athletes.

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

The MTB helmet range consists of the premium Helmet MTB Gravity 8.0, which is a well-ventilated composite helmet made specifically to suit downhill and BMX riders' requirements which has passed Motorcycle ECE standard and ASTM certified, the Helmet MTB Gravity 4.0, which is a DH certified lightweight polymer shell with maximized ventilation, the Helmet MTB Gravity 1.0, which is a polymer helmet with 360-degree turbine technology at a competitive price point, and the Helmet MTB Gravity 1.0 Junior which is a helmet with downhill certified ASTM  junior shell designed for young riders at a competitive price point.

The MTB helmet range also has helmets designed for Enduro rider's requirements: the Helmet MTB Enduro 4.0, which has a DH certified lightweight polymer shell with removable chin bar with easy-fit attachment system, and the Helmet MTB Enduro 3.0, which is a lightweight polymer shell with removable chin bar.

The Company also has a range of half shell helmets for off-road cyclists which incorporates the 360-degree Turbine technology for concussion and brain rotation safety. The Helmet MTB All-Mountain 4.0, this helmet is the premium lightweight polymer half shell helmet with in-molded EPS and EPO impact foam for superior energy absorbtion, the Helmet MTB All-Mountain Helmet 3.0, which is a half shell polymer compound helmet for cyclists, the Helmet MTB Trail 3.0, is a new lightweight all-purpose MTB helmet with PowerBridge in-molded force absorber is designed for trail riding, cross country training and back country or gravel adventures, the Helmet MTB Trail 2.0, is a lightweight polymer shell with MaxiFlow impact foam air channels, the Helmet MTB All Mountain 1.0, which is the most competitively priced helmet in this range which offers protection around the head and a deeper rear coverage, and the new Helmet MTB All-Mountain 1.0 Junior, is the lightweight junior helmet at a competitive price which offers protection around the head and a deeper rear coverage.

The Company introduced the Helmet MTB Urban 1.0 designed for riding on the busy streets which incorporates 360-degree Turbine technology for concussion and brain rotation safety and has now extended the range to include a junior offering, the Helmet MTB Urban 1.0 Junior.

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

In 2014, we expanded into shoulder and knee-brace markets with the addition of our shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allows us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include the Knee Brace C-Frame Pro Carbon, which is the premium knee protection in the range, the Knee Brace X-Frame, which is injected carbon cage-type knee protection, the latest addition X-Frame Hybrid knee brace which includes a sleeve with Airflex impact gel knee cup with hard shell for ultimate knee brace comfort and the Knee Brace Z-Frame, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Knee Brace C-Frame Junior and Knee Brace Z-Frame Junior which is designed for younger athletes.

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

In 2020, we launched the latest new product category, our MTB shoes. The range includes three styles of shoes with the ClipGrip SPD channels. The newest addition to the range is the Shoe 6.0 Clip, this is a lightweight trail shoe with ATOP lace system, the Shoe 5.0 Clip, with 3-layer waterproof breathable fabric and concealed speed lace compression system, the Shoe 4.0 Clip, which is designed for all-weather enduro and downhill riders.  Furthermore, the range includes three MTB shoes with the FlatGrip technology, namely, the premium Shoe 3.0 Flat and the Shoe 2.0 Flat, both of which are designed to satisfy any rider's needs and incorporating FlatGrip sole technology with optimized grip pattern and mudflow channels. The last style in this range is the Shoe 1.0 Flat which is a comfortable sneaker sole with great pedal compatibility at a competitive price. The Company also recently introduced MTB shoes designed for female and junior riders. The Shoe 5.0 Clip Women and Shoe 3.0 Flat Women has the same features as the men's offering but is sized and styled for the female consumers. The Shoe 2.0 Flat Junior features the same FlatGrip Sole with optimized waffle grip pattern and mud flow channels designed for junior riders.

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

Leatt Apparel Range

The Leatt Apparel Range is the fastest growing product category in the Leatt range of products. In 2015, we introduced a new product category of gloves to our apparel products and expanded our offering of cooling apparel products. We have since added a variety of apparel products for off-road motorcycle riders and bicycle riders, including jackets, jerseys, pants, shorts, socks and gloves. All products in this range come in a variety of trendy colors and are designed in line with the latest international fashion trends. We are continuously expanding our range to appeal to a wider range of consumers.

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

• Mountain Biking UK Magazine:  The Airflex Stealth Body Tee was selected as the winner of the "6 of the Best Body Protection" (October 2021).

• 2021 Racer X Readers' Choice Award: The number one worn Neck Brace.

• 2022 Powersports Business Nifty 50 Award: In 2022, the Leatt 8.5 Moto Helmet Kit was awarded the Nifty 50 Award by the editors of Powersports Business, an industry publication that selects aftermarket products and services that they believe will help boost dealer profitability. To be eligible for the 2022 award, products had to be new or substantially improved from previous years and be ready for delivery in calendar year 2022.

We believe that the premium quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 900,000 units of Leatt-Brace® products worldwide to date.

Manufacturing

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there based on agreed terms. We are also building manufacturing capacity outside China, namely, in Thailand and Bangladesh. We do not currently have written agreements with our neck brace third-party manufacturers but will include any such future written agreement with our periodic filings. We offer warranty on our products based on the legal requirements of the specific geographical region that our customers reside in. Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 - 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer's invoice reflecting quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date is 80-110 days, and our standard supplier shipping terms are FOB (Port).

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

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon and high impact polycarbonate resin. The cost of materials used in our products varies depending on the target market for, and the price of, our products. The prices of these raw materials are determined based upon prevailing market conditions, supply and demand, and global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any significant interruptions to our production due to shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2021 and 2020, were not material and we do not foresee these amounts being material in the near future.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2021 and 2020, annual revenues associated with international customers were $52,337,504 and $24,670,072, or 72% and 64% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2021.  For the years ended December 31, 2021 and 2020, our largest customer accounted for approximately 10% and 9% of our annual U.S. revenue, respectively.  As of December 31, 2021, and 2020, $254,477 and 2% and $199,808 or 3% of our accounts receivable, was due from this customer.

For both years ended December 31, 2021 and 2020, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 10% and 9% of our annual international revenue. As of December 31, 2021 and 2020, $1,273,532, or 10% and $421,976 or 6% of our accounts receivable, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 854 active distributors and dealers who stock Leatt products in the U. S. and approximately 250 active dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2021 and 2020 were $2,170,788 and $2,167,445, respectively, representing approximately 3% and 6% of our revenues, respectively.

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

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our products have achieved CE certification when necessary. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold. For Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market and for the Brazilian market our Moto 7.5 and Moto 3.5 helmets complies with NBR 7471. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China.We are working to develop technology to expand our range of products with further innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2021 and 2020 amounted to $1,826,846 and $1,522,758, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the 2021 Racer X Readers' Choice Survey discussed elsewhere herein and available at https://rx.iscdn.net/media-kit/2022/01/268_2021-readers_-choice-survey-results.pdf , our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports; our major competitor in the knee brace market is EVS Sports; and our major competitor in the body protection, apparel and helmet market is Fox Racing.

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

Xceed has licensed to us thirty-five utility patents registered in various countries for the Neck Brace with renewal dates ranging from March 2022 to April 2025. Furthermore, we have a license for six European and U.S. patent designs covering various Neck Brace designs, three of which expires between 2023 and 2025, while the remainder has renewals dates in 2022 and 2025.

We hold one South African patent for the shoulder brace with renewal date in 2022, and one South African patent for the Chest protector with renewal date in 2022. We hold knee brace patents in both U.K and Germany and both have a renewal date in 2022. We hold a design patent in Europe for our MTB shoe sole design which is renewable in 2025.

We hold patent applications for goggles in Germany, U.K. and U.S.A. with renewal dates in 2022 and 2024, respectively. In the U.S.A patents are only renewable once the patent has been granted. We hold two goggle design patents granted in Europe both with 2024 and 2025 renewal dates. We hold three goggle design patent applications pending in the U.S.A. We have also filed a new goggle patent application in the U.K. in 2022.

We have patents for the Turbine helmet in Australia, Hong Kong, Germany and the U.K. which all renew in 2022. The European patent application for the Turbine helmet on which the U.K. and German patents are based is opposed. One turbine helmet patent application has been granted in the U.S.A. and we have another patent application pending in the U.S.A. We hold two U.S.A. design patents for our visor screw and hydration system which expires 2031 and 2030, respectively, and one European design patent for visor screw and hydration system is renewable in 2024.

We hold design patents for STX Neck Brace in Japan, Europe and U.S.A. The design patents in Japan and Europe are renewable in 2022 and 2025 and the U.S.A. expires in 2026. We hold a design patent for a Neck Brace sock kit in the U.S.A. which expires in 2024.

We hold a Flexlock Boot patent in U.S.A., U.K., Germany and Italy which are renewable in 2025 and 2022, respectively, and a patent applications is pending in Thailand. We have three additional patent applications for boots pending in U.K., U.S.A. and Germany with renewal dates 2024 and 2023, respectively. We have a boot design patent granted in Europe which is renewable in 2024 and a boot design patent registered in the U.S.A.

We hold three patents for a jacket in Germany, U.K. and U.S.A. up for renewal between 2022 and 2024. We hold patent applications for our hoodies with a magnetic fixture in Germany, U.K. and U.S.A., the patent applications in Germany and U.K. are renewable in 2022.

We hold patent applications in the U.K. for an Airbag Vest and Body Protector, both are renewable in 2025. We hold a design patent application for an NFL product in the U.S.A.

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

We have extensive licensed and registered trademarks. Leatt® is trademarked in Argentina, Australia, Brazil, Canada, Chile, China, European Union, Indonesia, Japan, Mexico, New Zealand, South Africa and U.K. in multiple classes depending on the jurisdiction. These multiple trademarks have renewal dates between 2022 and 2031. Leatt-Brace has been trademarked in China, European union, U.K. and U.S.A. with renewal dates between 2027 and 2031. APLT and Alternative Load Path Technology trademark is registered in U.S.A. in class 9 renewable in 2031 and 2030 respectively. Leatt® has also been trademarked in special script in Brazil with renewal dates in 2022. The Leatt Devices and/or Icons have been trademarked in Brazil, European Union, South Africa, U.K. and U.S.A. with renewal dates between 2022 and 2030 in multiple classes depending on the jurisdiction.

We have expanded our trademark portfolio to accommodate our expending product categories. Brace On® is registered in class 9 in Australia, European Union, U.K. and U.S.A. with renewal dates between 2023 and 2031. RIDEVIZ® is registered in class 9 in Australia, China, European Union, and U.K. and it is still pending in U.S.A. with renewal dates in 2030. RideGrip® is registered in class 25 in China, European Union, and U.K. and it is still pending in U.S.A. with renewal dates between 2030 and 2031. FirstTurn® is registered in class 9 in China, European, U.K. and USA with renewal dates between 2030 and 2031. We have also applied for Ceramag trademark in class 12 in European Union, Taiwan, U.K. and U.S.A. We have applied trademark HYDRADRI in class 25 in European Union, U.K. and U.S.A, it has been granted in the U.K. with renewal date 2031.

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

Our Employees

As of December 31, 2021, we employed 57 full-time employees and 41 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2021.

Employee Function	Number
Executive	4
Internet & Technology	2
Product Development	14
Marketing	11
Finance	4
Operations and Distributions/Logistics	16
Research and Development/Leatt Lab	3
Legal and Compliance	2
Sales & Customer Services	23
Support Staff (Cleaners)	2
Outside Sales Representatives	17
Total	98

We employ 3 full-time employees who are dedicated exclusively to research, development, and testing. We also utilize consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist us with our research and development efforts where specific and specialized knowledge is needed.

Our Company employs the majority of its employees at its offices in Durbanville, South Africa and Reno, Nevada in the United States. We are required to pay UIF, or unemployment insurance, for each of our South African employees. We are also required to withhold income taxes for our South African and U.S. based employees. We generally provide health care benefits and other standard benefits to our employees. Effective January 1, 2019, we implemented a 401k plan for the benefit of all our U.S. based employees and effective June 1, 2019, we implemented a provident fund for the benefit of all our permanent S.A. based employees.

We value retaining employees long term and developing our human capital which is evident in the length of tenure of many of our most senior personnel.  We are continually evaluating our staffing requirements, working conditions, employee benefit programs and compensation packages that include medium and long term incentives through equity compensation plans to retain staff long term. We have established and continue to enhance and refine a comprehensive set of practices for recruiting, managing and optimizing the global human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts. We aim to instill a passion to protect riders around the world with exceptional products in our workforce which provides purpose.

We believe that we maintain a professional and productive working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $72.48 million for the fiscal year ended December 31, 2021. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

European Union Directives

Our products are compliant with all applicable harmonized European Union Regulations. Leatt Personal Protective Equipment products are EU Type Certified showing compliance with European Union Personal Protective Equipment Regulation (EU) 2016/425 and/or the Medical Device Regulation (EU) 2017/745 for hybrid PPE/Medical products. The harmonized PPE Regulation (EU) 2016/425 lays down essential health and safety requirements (EHSRs) and leaves it to standards, primarily European harmonised standards, to give technical expression of the relevant requirements contained in the Regulation. For Leatt this includes the Company's Leatt-Brace® and body protection products.

It means that as a minimum these products must comply with: the basic Health and Safety requirements of the PPE regulation; certain chemical innocuousness tests prescribed in EN ISO 13688:2013 "Protective clothing - General Requirements"; and the requirements relating to usage, care, cleaning, sizing and other information to be supplied with the product. Accordingly, all Leatt-Braces®, chest protectors and body protection products are CE certified. Only our peripheral products such as jackets, clothing, and caps are not covered.

In addition to the minimum requirements some products require compliance with the European Standards, or EN (European Norm), specific to certain categories of PPE in order to achieve certification. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company's case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; EN1621-3 Chest Protectors; EN 21420:2020 Protective Gloves; EN 13594:2015 Protective gloves for motorcycle riders; EN1078:1997 Helmets for pedal cyclists and for users of skateboards and roller skates; EN 13634: 2017 Protective footwear for motorcycle riders; EN1938:2010 Personal eye protection - Goggles for motorcycle and moped users. These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, wrist brace or specialized protective equipment for juniors, the Notifying Body will be responsible for interpreting the requirements based on the intended use and environment, develop appropriated testing protocols and perform the technical evaluation necessary for certification.

The PPE Regulation (EU) 2016/425 is total harmonization and a "New Approach" legislation aligned to the "New Legislative Framework". It lays down essential health and safety requirements (EHSRs) and leaves it to standards, primarily European harmonized standards, to give technical expression of the relevant requirements contained in the Regulation.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2022 we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2022. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, all Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203.  Our downhill specific bicycle helmets also comply with ASTM F1952.  For our Australian Market, our bicycle helmet complies with AS/NZS 2063, for the UK market our motorcycle helmets comply with ACU Gold and for the Japanese market our Moto 3.5 helmet complies with JIS T 8133. For the Brazilian market our Moto 7.5 and Moto 3.5 helmets complies with NBR 7471. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China.

We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product's performance.

Environmental Matters

Our products are primarily designed for outdoor use and unseasonable weather or physical changes associated with climate change could lead to increased expenses and a reduction in our sales revenue. Unseasonable weather and prolonged, extreme temperatures, such as hurricanes, winter storms, earthquakes, floods, heatwaves, and other natural disasters may affect consumer participation in outdoor sporting activities and adversely impact their demand for our products. In addition, severe weather could disrupt the operation of our facilities and cause service outages, production delays and property damage that require us to incur additional expenses. Such weather conditions may also affect our ability to deliver our products to our customers or may require them to close certain stores temporarily, thereby reducing sales. As a result, unseasonable weather in any of our markets could negatively impact our net revenues.

Legal and regulatory developments related to climate change or other initiatives could also potentially increase costs and affect our ability to deliver our products. We have begun to utilize eco-friendly and sustainably sourced materials for the packaging of our products, and have recently introduced a new range of MTB products made from biodegradable, plastic-free materials that maintain their high-performance edge and durability. We are continually considering steps to sustainably reduce the Company's carbon footprint and we are currently working with an environmental certification body to reduce the impact of our manufacturing on the environment. There were no material capital expenditures for environmental matters in the year ended December 31, 2021.

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

Our international business is especially sensitive to economic uncertainty that may affect our ability to conduct business outside of the U.S. For the years ended December 31, 2021 and 2020, annual revenues from sales to international customers were $52,337,504 and $24,670,072, or 72% and 64% of our total revenue, respectively.  Although there is more certainty regarding the outcome of BREXIT due to the withdrawal agreement that was concluded between The European Union and the United Kingdom on January 24, 2020, we continue to evaluate the potential effect of the United Kingdom's (UK) departure from the European Union (EU) (commonly referred to as "Brexit") on our business operations and financial results.  We anticipate that Brexit may have adverse tax effects on movement of products or sustainment activities between the UK and EU.  Additionally, Brexit may still have an impact the value of the pound sterling. If the pound sterling were to depress significantly against the U.S. dollar, this could negatively impact the ability of our UK customers to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results.

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

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African Rand (or ZAR), the Renminbi, the Euro and the U.S. dollar. Because of our primary operations in South Africa, a portion of our consolidated revenues are denominated in ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources, so we have more ZAR expenses than we do sales in South Africa. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. dollar financial statements will decline. In China we have more Renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.  A decrease in the value of the U.S. dollar in relation to the Renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk.

In Europe we have significantly more sales than we do expenses. Since 72% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 72% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability. If we cannot deliver our products on a competitive and timely basis, our relationships with international customers will be damaged and our financial condition could also be harmed. The future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

Economic disruption resulting from the COVID-19 pandemic has exposed us to rising freight shipping and logistics costs that could have an adverse effect on our results of operations.

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

We currently meet our working capital requirements with cash flow provided by our operating activities, and we expect to continue doing so for the foreseeable future. Since November 2018, the Company has maintained a revolving line of credit agreement with a bank under which it now has access to a line of credit facility of $1,500,000 which remains available in full for advances through February 2023.  However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2021 and 2020, our largest customer accounted for approximately 10% and 9% of our annual U.S. revenue, respectively. As of December 31, 2021, and 2020, $254,477 or 2% and $199,808 or 3% of our accounts receivable, was due from this customer.  For both the years ended December 31, 2021 and 2020, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 10% and 9% of our annual international revenue. As of December 31, 2021, and 2020, $1,273,532 or 10% and $421,976 or 6% of our accounts receivable, respectively, was due from this international customer.  We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman and Research and Development Consultant and the licensor of some of our intellectual property, Sean Macdonald, our Chief Executive Officer and President, Erik Olsson, our International General Manager and Todd Repsher, our U.S. General Manager (collectively, "Key Personnel"). Our future also depends in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk, we have taken out key man insurance on our Key Personnel. However, if we lose any of our Key Personnel, if any of them fails to perform in their current position, or if we are unable to attract and retain skilled personnel as needed to support business operations from time to time, our business could suffer. In addition, significant turnover of Key Personnel in our senior management could significantly deplete our institutional knowledge held by them. We depend on the skills and abilities of these Key Personnel in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

The products in the protective equipment market can change dramatically with new technological advancements. We are currently conducting research and development on new products, which requires a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses.  In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following: additional engineering and other technical personnel; advanced design, production and test equipment; manufacturing services that meet changing customer needs; technological changes in manufacturing processes; working capital and; manufacturing capacity. Our future operating results will depend, to a significant extent, on our ability to continue to provide new and competitive products that compare favorably on the basis of cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2021. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2021.

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

We have obtained certification and approvals for certain of our products, including approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the U.S. market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. For the Brazilian market our Moto 7.5 and Moto 3.5 helmets complies with NBR 7471. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China. We also voluntarily submitted our GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria).

We believe that such testing, while not mandatory, will provide validation for our product's performance, however, there is no guarantee that our products will receive DOT, EN1078, CPSC 1203, ASTM F1952, AS/NZS 2063, ACU Gold, CE Certification or meet BMW testing standards.  Our failure to meet testing standards could cause reputational harm and have a negative effect on net sales of products.

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

We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the US and several European leaders may have on the global economy in general and on our business operations and that of our suppliers and customers, in particular. For example, a prolonged conflict may have unintended consequences such as increased inflation, fuel and transportation costs. We will continue to monitor this fluid situation and develop contingencies as necessary to address any disruptions to our business operations as they develop.

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

Our products are manufactured predominantly in China through third-party outsource manufacturing arrangements. We rely on our third-party manufacturers to implement customary manufacturer safeguards onsite, such as the use of confidentiality agreements with employees, to protect our proprietary information and technologies during the manufacturing process, however, these safeguards may not effectively prevent unauthorized use of such information and technical knowhow or prevent such manufacturers from retaining them. The legal regime governing intellectual property rights in China is relatively weak and it is often difficult to create and enforce intellectual property rights or protect trade secrets there. We face risks that our proprietary information may not be afforded the same protection in China as it is in countries with well-developed intellectual property laws, and local laws may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights in China, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

There currently is no active market for our common stock. We plan to list our common stock on a national exchange as soon as practicable, however, we cannot assure you that we will be able to meet the initial listing standards of any national exchange, or that we will be able to maintain any such listing. Until our common stock is listed on an exchange, we expect that it would be eligible to continue being quoted in the over-the-counter market maintained by the OTC Markets Group Inc. In this venue, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock and trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. A more active market for the common stock may never develop. In addition, if we failed to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital.

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

Our Company's officers, directors and affiliates collectively own 47.8% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock, but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

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

We lease extra warehouse space to store inventory located at Unit 2, Stand no. 37, Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated December 16, 2020, between Leatt SA and White Pine Investments 78 (Pty) Ltd, which expires on June 30, 2022. The lease agreement requires us to pay a monthly rent of ZAR 12,750 (or $871).

We have entered into a new lease agreement for extra warehouse space to store inventory located at Unit 9, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated February 24, 2022, between Leatt SA and Montprop Beleggings (Pty) Ltd, which commences April 1, 2022 and expires on August 31, 2023. The lease agreement requires us to pay a monthly rent of ZAR 27,625 (or $1,769) for first eleven months and ZAR 29, 835 (or $1,910) for the following six months. The rent payable excludes VAT, water, electricity and other associated costs.

Our newly redomiciled Nevada subsidiary, Two Eleven, entered into a Lease Agreement, dated December 14, 2020, with CP Logistics NVCC IV, LLC, to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease commenced upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, July 13, 2021, and the term will continue for a period of sixty-six (66) months from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month.  The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees.

We also lease extra warehouse space from time to time to store inventory. These agreements are on a month-to-month basis and vary during the course of the year.

We believe that all premises used by the Company and its subsidiaries are in good condition, and that the property located there are adequately insured.

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

	Closing Prices (1)
	High	Low
Year Ended December 31, 2022
1st Quarter (January 1, 2022 to March 1, 2022)	$32.50	$23.00
Year Ended December 31, 2021
1st Quarter	$13.50	$6.66
2nd Quarter	$19.05	$13.40
3rd Quarter	$27.60	$16.85
4th Quarter	$33.90	$23.00
Year Ended December 31, 2020
1st Quarter	$2.75	$1.50
2nd Quarter	$2.80	$1.50
3rd Quarter	$7.90	$2.11
4th Quarter	$7.68	$4.81

Holders

As of March 4, 2022, there were approximately 170 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

The following table includes the information as of December 31, 2021 for each category of our equity compensation plan.
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$1.00	220,400
	145,000	$2.60
	113,000	$1.60
	250,000	$2.30
	41,350	$7.10
	41,050	$30.06
Equity compensation plans not approved by security holders	0	--	0
Total	590,400	--

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2021 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2021.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 3 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market our motorcycle helmets comply with ACU Gold and our GPX 3.5 helmet with JIS T 8133 for the Japanese Market. For the Brazilian market our Moto 7.5 and Moto 3.5 helmets complies with NBR 7471. We are currently in the process of applying to certify our Moto 3.5 helmet and latest helmet model Moto 7.5 to the CCC standard in China.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain product imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 31, 2021, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 72% of our sales is derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2021. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

• Rising Freight Shipping and Logistics Costs - The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products to our global network of distributors, dealers and customers, or their import agents, from warehouses in China. Over the past year, the strong rise in demand for Chinese exports has outpaced the availability of containers in Asia, creating a container shortage and huge backlogs in many freight markets around the world, including the U.S., the Middle East, and East Asia. These container shortages at Asian ports have exacerbated supply bottlenecks and further increased shipping costs, by up to 400% in some regions, as companies in Asia are reported to be paying premium rates to get containers back. Further compounding matters is the shortage of dockworkers and truck drivers available to load and unload containers at ports in Europe and the U.S. and to move them to other locations, resulting in congested ports. We are working closely with our supply chain management in Asia, our logistics service providers, and our freight forwarders, to streamline our global shipping and logistics processes, to mitigate any disruption to our operations. Continued disruption and pricing volatility in the global shipping and logistics industry could have a negative impact on our results of operations for the coming periods and beyond.

Results of Operations

Year ended December 31, 2021, compared to the year ended December 31, 2020

The following table summarizes the results of our operations during the years ended December 31, 2021 and 2020 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2021	2020	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$72,475,813	$38,604,289	$33,871,524	88%
COST OF REVENUES	41,029,710	21,215,669	$19,814,041	93%
GROSS PROFIT	31,446,103	17,388,620	$14,057,483	81%
PRODUCT ROYALTY INCOME	182,698	88,748	$93,950	106%
OPERATING EXPENSES
Salaries and Wages	5,003,640	3,480,181	$1,523,459	44%
Commissions and Consulting	812,097	586,509	$225,588	38%
Professional Fees	1,072,912	793,859	$279,053	35%
Advertising and Marketing	2,170,788	2,167,445	$3,343	0%
Office Lease and Expenses	428,608	306,855	$121,753	40%
Research and Development Costs	1,826,846	1,522,758	$304,088	20%
Bad Debt Expense	222,250	71,862	$150,388	209%
General and Administrative	2,450,376	1,879,286	$571,090	30%
Depreciation	1,025,536	832,216	$193,320	23%
Total Operating Expenses	15,013,053	11,640,971	$3,372,082	29%
INCOME FROM OPERATIONS	16,615,748	5,836,397	$10,779,351	185%
Other Income (Expenses)	(163)	206,008	$(206,171)	-100%
INCOME BEOFRE INCOME TAXES	16,615,585	6,042,405	$10,573,180	175%
Income Taxes	4,041,148	1,618,533	$2,422,615	150%
NET INCOME	$12,574,437	$4,423,872	$8,150,565	184%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories. Revenues for the year ended December 31, 2021 were $72.48 million, an 88% increase, compared to revenues of $38.60 million for the year ended December 31, 2020. This increase in revenues is attributable to a $18.93 million increase in body armor sales, a $6.21 million increase in sales of other products, parts and accessories, a $5.17 million increase in helmets sales and a $3.56 million increase in neck braces sales, during the year ended December 31, 2021. Revenues associated with international customers for the years ended December 31, 2021 and 2020, respectively were $52.34 million and $24.67 million, or 72% and 64% of global revenues.

The following table sets forth our revenues by product line for the years ended December 31, 2021 and 2020:

		Year Ended December 31,
	2021	% of Revenues	2020	% of Revenues
Neck braces	$ 8,443,610	12%	$ 4,884,230	13%
Body armor	41,229,569	57%	22,300,362	58%
Helmets	9,040,265	12%	3,865,766	10%
Other products, parts and accessories	13,762,369	19%	7,553,931	19%
	$ 72,475,813	100%	$ 38,604,289	100%

Sales of our flagship neck brace accounted for $8.44 million and $4.88 million, or 12% and 13% of our revenues for the years ended December 31, 2021 and 2020, respectively. The 73% increase in neck brace revenues was primarily due to a 71% increase in the volume of neck braces sold to our customers worldwide during the 2021 period as consumer demand for our flagship neck brace continues to grow.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $41.23 million and $22.30 million, or 57% and 58% of our revenues for the years ended December 31, 2021 and 2020, respectively. The 85% increase in body armor revenues was primarily due to a 76% increase in the volume body armor sold during the period. Worldwide sustained demand for our line of premium, athlete-tested upper body and limb protectors designed for off-road motorcycle and mountain biking use and our medically certitified knee braces continues. Additionally, encouraging shipments of our growing footwear category consisting of off-road motorcycle boots and mountain biking shoes continued to exceed our expectations.

Our helmets accounted for $9.04 million and $3.87 million, or 12% and 10% of our revenues for the years ended December 31, 2021 and 2020, respectively. The 134% increase in helmet revenues is primarily due to a 146% increase in the volume of helmets sold to our customers worldwide. Strong demand for the Company's innovative, award winning MTB helmet line up and global shipments of our redefined Moto helmet line up for off-road motorcycle use to our customers in the United States and abroad continued.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $13.76 million and $7.55 million, or 19% and 19% of our revenues for the years ended December 31, 2021 and 2020, respectively. The 82% increase in revenues of other products, parts and accessories is primarily due to continued strong demand for our line of technical apparel designed for off-road motorcycle and mountain biking use as well as a 55% increase in the volume of our bulletproof, military grade velocity line of goggles sold to our customers in the United States and abroad.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2021 and 2020 were $41.03 million and $21.22 million, respectively. Gross Profit for the years ended December 31, 2021 and 2020 were $31.45 million or 43% of revenues, and $17.39 million or 45% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 12% and 13% of our revenues for the years ended December 31, 2021 and 2020, respectively. The decrease in gross profit as a percentage of revenues for the year ended December 31,2021 was further influenced by an increase in global shipping and logistics costs in connection with the COVID-19 pandemic. Management continues to implement strategies to improve our cost of revenues with the support of our global supply chain partners.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2021 and 2020 were $182,698 and $88,748, respectively. The 106% increase in product royalty income is primarily due to an increase in the sale of licensed products by licensees during the 2021 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2021 and 2020 were $5,003,640 and $3,480,181, respectively. This 44% increase in salaries and wages during the 2021 period was primarily due to the Company's decision to issue equity to key staff members in line with the Company's exceptional financial performance during the 2021 period as well as the employment of marketing and sales personnel in North and South America, as the Company continues to build a global regional team of brand management professionals.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2021 and 2020 were $812,097 and $586,509, respectively. This 38% increase in commissions and consulting expenses during the 2021 period is primarily due to an increase in commissions and performance incentives paid to both employee and external sales personnel and management in the United States in line with the achievement of significant sales growth and dealer development in the region during the 2021 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses and settlement costs incurred as the Company continues to expand its portfolio of exceptional protective gear. Professional fees for the years ended December 31, 2021 and 2020 were $1,072,912 and $793,859, respectively. The 35% increase in professional fees is primarily due to increased spending on product liability litigation and associated costs during the 2021 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2021 and 2020 were $2,170,788 and $2,167,445, respectively.  This marginal $3,343, or 0.2%, increase in advertising and marketing expenditure is in line with the continued production and implementation of global marketing campaigns designed to market the Company's growing product offering and increase global consumer brand engagement that was partially offset by a decrease in team and event sponsorship costs, primarily in the United States, in line with a decrease in event activity as a result of the COVID-19 pandemic. Additionally, the Company partnered successfully with its global distribution partners in collaborative and synchronized brand activation and product launch initiatives that included a level of cost sharing.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2021 and 2020 were $428,608 and $306,855, respectively. The 40%, increase in office lease and expenses is primarily due to an increase in warehouse lease expenditure in the United States due to the relocation of the Company's warehousing and distribution center from Santa Clarita, California to Reno, Nevada in response to the Company's need for additional distribution capacity and warehousing space to expand its product offering of exceptional protective gear and dealer presence throughout the United States.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2021 and 2020 were $1,826,846 and $1,522,758, respectively. This 20% increase in research and development costs during the 2021 period is primarily the result of the employment of product development, engineering and design professionals with relevant industry competence in order to continue the refinement of our product categories and expansion of our pipeline of exceptional cutting-edge products.

Bad Debt Expense - Bad debt expense for the years ended December 31, 2021 and 2020 were $222,250 and $71,862, respectively. This 209% increase in bad debt expense is primarily due to an increase in the provision for doubtful accounts during the 2021 period, in line with an increase in accounts receivable balances at Two Eleven Distribution in the United States at December 31, 2021, when compared to December 31, 2020.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2021 and 2020, were $2,450,376 and $1,879,286, respectively. The 30% increase in general and administrative expenses is primarily due to an increase in product liability, general risk and directors and officers insurance premiums paid during the 2021 period. A global industry wide increase in insurance risks associated with the COVID-19 pandemic and the significant sales growth achieved in the United States for the 12 months ended December 31, 2021, accounted for the increase in premiums.

Depreciation Expense - Depreciation expense for the years ended December 31, 2021 and 2020 was $1,025,536 and $832,216, respectively. The 23% increase in depreciation expense is primarily due to the addition of moulds and tooling utilized in the production of the Company's expanding product categories.

Total Operating Expenses - Total operating expenses increased by $3,372,082 to $15,013,053 for the year ended December 31, 2021 or 29%, compared to $11,640,971 in the 2020 period. This increase is primarily due to increased expenditures on salaries, commissions, general and administrative, research and development and professional fees during the 2021 period as discussed above.

Other Income (Expenses) - Other income (expenses) for the years ended December 31, 2021 and 2020 was $(163) and $206,008, respectively.  The decrease in other income (expenses) is primarily due to the recognition of Paycheck Protection Program loan forgiveness income of $210,732 during the year ended December 31, 2020.

Net Income - The net income after income taxes for the year ended December 31, 2021 was $12,574,437, an increase of $8,150,565 when compared to a net income after income taxes of $4,423,872 for the 2020 period. This 184% increase in net income is primarily due to the 88% increase in revenues, that was partially offset by the 29% increase in operating costs discussed above.

Liquidity and Capital Resources

At December 31, 2021, we had cash and cash equivalents of $5.02 million and short-term investments of $0.06 million, as compared to cash and cash equivalents of $2.97 million and short-term investments of $0.06 million at December 31, 2020. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2021	2020
Net cash provided by operating activities	$2,782,410	$2,347,234
Net cash used in investing activities	$(1,137,337)	$(1,451,759)
Net cash provided by financing activities	$595,943	$11,859
Effect of exchange rate changes on cash and cash equivalents	$(185,622)	$(13,156)
Net increase in cash and cash equivalents	$2,055,394	$894,178
Cash and cash equivalents at the beginning of period	$2,967,042	$2,072,864
Cash and cash equivalents at the end of period	$5,022,436	$2,967,042

Cash increased by $2,055,394 or 69%, for the year ended December 31, 2021. The primary sources of cash during 2021 were a net income of $12,574,437 an increase in accounts payable and accrued expenses of $6,608,746, and an increase in income taxes payable of $1,084,618. The primary uses of cash during calendar year 2021 were an increase in inventory of $11,411,037, an increase in accounts receivable of $5,676,806, an increase in prepaid expenses and other current assets of $ 2,069,237, an increase in payments in advance of $805,542 and increased capital expenditures of $1,139,298 relating primarily to the commissioning of moulds and tooling that will be used in the production of the Company's expanding product range.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the years ended December 30, 2021 and 2020, the Company paid an aggregate of $327,729 and $196,093, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2021 and 2020, the Company paid an aggregate of $81,920 and $49,023, in licensing fees to Mr. De Villiers.

From May 15, 2015 through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement.  Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services. On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations.  The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing  services, and on substantially the same terms and conditions as the terminated agreement. During the years ended December 31, 2021 and 2020, the Company recognized an aggregate of $422,330 and $476,629, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.  The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the years ended December 31, 2021 and 2020, the Company recognized an aggregate of $84,466 and $0, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated June 14, 2021, between the Company and AFCO Acceptance Corporation "AFCO", the Company is obligated to pay AFCO an aggregate sum of $238,696 in eleven payments of $20,290, at a 4.350% annual interest rate, commencing on June 1, 2021 and ending on April 1, 2022. This payment has been adjusted to $19,860 due to returned premium. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2021, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated October 29, 2021, between the Company and AFCO Acceptance Corporation "AFCO", the Company is obligated to pay AFCO an aggregate sum of $1,122,858 in eleven payments of $102,078, at a 4.650% annual interest rate, commencing on November 1, 2021 and ending on September 1, 2022. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of December 31, 2021, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2023 and increased the revolving line of credit to $1,500,000.  Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 28, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. As of December 31, 2021, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with the bank effective December 17, 2021 to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of December 31, 2021, the full amount of $272,519 was outstanding.

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

Our standard distributor payment terms range from pre-payment in full to sixty (60) days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us, however, in limited instances, qualified distributors and dealers may be granted extended payment terms during selected order periods. In performing such evaluations, the Company utilizes historical experience, sales performance, and credit risk requirements. Furthermore, products purchased by distributors may not be returned to the Company in the event that any such distributor relationship is terminated.

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from our consolidation warehouse or third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2021 and 2020 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at December 31, 2021 was $291,584 and at December 31, 2020 was $101,885.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at December 31, 2021 was $116,183 and at December 31, 2020 was $116,591.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the years ended December 31, 2021 and 2020.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.  A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 72% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our operating results. During the year ended December 31, 2021, the Company experienced inflationary cost increases that had an impact on both cost of sales, gross margins and selling, general and administrative expenses. During the second half of 2021, the Company was able to increase pricing in order to off-set a portion of these costs. A high rate of inflation in the future may have a significant adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2021 and 2020 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2021, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2021 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2021 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 4, 2022.

Name	Age	Title
Dr. Christopher James Leatt	53	Founder, Chairman and Research & Development Consultant
Sean Macdonald	44	CEO, CFO, President and Director
Jeffrey Joseph Guzy	70	Director

DR. CHRIS LEATT: Dr. Leatt, aged 53, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 44, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 70, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation (OTC.CJAX). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of public companies, Capstone Industries (OTC.CAPC) and Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (NASDAQ.BSFC) a public company.

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

Significant Employees

Name	Age	Position
Erik Olsson	54	International General Manager and Head of International Distribution
Todd Repsher	51	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 54, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 51, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over fifteen years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2019	66,000	--	--	45,454	--	--	485,220	596,674
	2020	63,250	--	34,080	11,446	--	--	476,629	585,405
	2021	71,730	--	164,666	11,446	--	--	506,796	754,638
Sean Macdonald, President, CEO, CFO and Director	2019	269,901	60,000	--	68,181	--	--	--	398,082
	2020	242,171	80,000	50,268	17,166	--	--	--	389,605
	2021	309,393	150,000	242,206	17,166	--	--	--	718,765
Todd Repsher U.S. National sales manager	2019	192,000	7,250	--	9,904	--	--	7434	216,588
	2020	188,265	25,000	29,820	6,602	--	--	7,821	257,508
	2021	213,600	40,000	82,084	6,602	--	--	1,712	343,998
(1)	The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

(2)	Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company's board of directors is separately reflected under the Compensation heading below.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,927,758 (approximately $199,985) and $70,511 per annum. Mr. Macdonald further will receive a travel allowance of R114,010 (approximately, $7,788), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Effective January 1, 2022, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R 3,570,000 (approximately $228,616) and $94,200 per annum, subject to guaranteed minimum exchange rate. Mr. Macdonald further will receive a travel allowance of R114,010 (approximately, $7,300), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Mr. Macdonald may not sell any stock issued to him by the Company without prior written consent of the Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we were obligated to pay him a base salary from $17,800 per month. Effective January 1, 2022, his base salary increased to $ 19,255 per month.  Mr. Repsher also receives coverage under the Company's employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months' written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days' advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.  This agreement replaced a prior agreement from June 2018 to November 2021, on the same payment terms and conditions with Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2021, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/25/2019	--	52,000	$2.30	$119,600
Sean Macdonald	2/25/2019	--	78,000	$2.30	$179,400
Todd Repsher	2/25/2019	--	30,000	$2.30	$69,000
Dr. Christopher Leatt	12/29/2020	8,000	--	$7.10	$56,800
Sean Macdonald	12/29/2020	11,800	--	$7.10	$83,780
Todd Repsher	12/29/2020	7,000	--	$7.10	$49,700
Dr. Christopher Leatt	12/31/2021	8,500	--	$30.06	$255,510
Sean Macdonald	12/31/2021	12,500	--	$30.06	$375,750
Todd Repsher	12/31/2021	4,000	--	$30.06	$120,240

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2021 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Todd Repsher	39,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Sean Macdonald	22,000	--	--	$1.60	August 23, 2027
Dr. Christopher Leatt	36,400	15,600	--	$2.30	February 24, 2029
Sean Macdonald	54,600	23,400	--	$2.30	February 24, 2029
Todd Repsher	21,000	9,000	--	$2.30	February 24, 2029

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated.  The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019.  On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares vested on February 25, 2022.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated.  Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On November 16, 2021, Mr. Macdonald exercised 78,000 of these options. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On November 16, 2021, Mr. Macdonald exercised 56,000 of these options and 22,000 options remain. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021.  The remaining 23,400 (30%) shares vested on February 25, 2022.

On March 29, 2016, the Board approved the grant to Todd Repsher, the Company's U.S. General Manager, of a 10-year option under the Company's 2011 Plan, to purchase 39,000 shares of the Company's common stock at an exercise price of $2.60 a share, 11,700 of which immediately vested.  Options to purchase 11,700 shares vested on March 29, 2017, and the remaining options to purchase 7,800 shares and 7,800 shares vested on March 29, 2018 and 2019, respectively.  These options will expire on March 28, 2026.  On February 25, 2019, the Board approved a grant to Mr. Repsher of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021.  The remaining 9,000 (30%) shares vested on February 25, 2022.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2021.

On February 25, 2019, the Board of Directors of the Company approved the grant to Dr. Leatt, a 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares vested on February 25, 2022.  On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) will vest on December 29, 2022, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.  On December 22, 2021, the Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (5,100 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (3,400 shares) will vest in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On February 25, 2019, the Board approved a grant to Mr. Macdonald, of a 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 23,400 of which vested February 25, 2019. Options to purchase another 20%, or 15,600 shares, vest on February 25, 2020, options to purchase another 20% or 15,600 shares, vest on February 25, 2021 and options to purchase the remaining 30% or 23,400 shares vested on February 25, 2022.  On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (2,360 shares) vested on December 29, 2021, and the remaining 20% (2,360 shares) will vest on December 29, 2022, so long as Mr. Macdonald continues to serve as Chief Executive Officer of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.  On December 22, 2021, the Board approved the award of 12,500 restricted shares of the Company's common stock to Mr Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,500 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (5,000 shares) will vest in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company. On November 16, 2021, Mr. Macdonald exercised an option to purchase 78,000 shares of common stock at an exercise price of $2.60 a share and 56,000 shares of common stock at an exercise price of $1.60 under the 2011 Plan.

On February 25, 2019, the Board approved a grant to Mr. Guzy, of a 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vested on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, 20% (450 shares) vested on December 29, 2021 and the remaining 20% (450 shares) will vest on December 29, 2022, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company. On December 22, 2021, the Board approved the award of 1,000 restricted shares of the Company's common stock to Mr Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (600 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (400 shares) will vest in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company. On December 20, 2021, Mr. Guzy exercised an option to purchase 10,000 shares of common stock at an exercise price of $2.60 a share under the 2011 Plan.

On February 25, 2019, the Board approved a grant to Mr. Repsher, of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021.  The remaining 9,000 (30%) shares vested February 25, 2022. On December 29, 2020, the Company's Board approved the award of 7,000 restricted shares of the Company's common stock to Mr. Repsher, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,200 shares) of the restricted stock vested immediately, on the date of the award, 20% (1400 shares) vested on December 29, 2021 and the remaining 20% (1,400 shares) vested on December 29, 2022, so long as Mr. Repsher continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company. On December 22, 2021, the Board approved the award of 4,000 restricted shares of the Company's common stock to Mr Repsher, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (2,400 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (1,600 shares) will vest in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC).  None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2021.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2021.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2021:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	71,730	164,666	11,446	-	247,842
Jeffrey J. Guzy	11,820	21,231	3,301	-	36,352
Sean Macdonald	11,820	242,206	17,166	-	271,192

Narrative to Director Compensation Table

During the 2021 fiscal year, we paid our directors, other than Dr. Leatt, $985 per month compensation for their services as our directors. Effective January 1, 2022, we will pay Jeff Guzy and Sean Macdonald $2,000 and $1,500 per month, respectively, for their services as directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company's investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. Effective January 1, 2022, as compensation for his services Dr. Leatt will receive a base fee of ZAR 95,000.00 per month, approved expenses for travel, medical and life insurance benefits and participation in the Company's Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated.  The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019.  On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021.  The remaining 15,600 (30%) shares vested February 25, 2022. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) will vest on December 29, 2022, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company. On December 22, 2021, the Company's Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (5,100 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (3,400 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On November 22, 2016, the Board granted Mr. Guzy, a 10-year option under the Company's 2011 Plan, to purchase 10,000 shares of the Company's common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares vested on March 29, 2019. The option will expire on November 21, 2026. On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vested February 25, 2022. This option will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, 20% (450 shares) vested on December 29, 2021 and the remaining 20% (450 shares) will vest on December 29, 2022, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.  On December 22, 2021, the Company's Board approved the award of 1,000 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (600 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (400 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, so long as Mr. Guzy continues to serve as a director of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated.  Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021.  The remaining 23,400 (30%) shares will vested February 25, 2022.  On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, 20% (2,360 shares) vested on December 29, 2021 and the remaining 20% (2,360 shares) will vest on on December 29, 2022, so long as Mr. Macdonald is fully employed by the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.  On December 22, 2021, the Company's Board approved the award of 12,500 restricted shares of the Company's common stock to Mr Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.  Sixty percent (7,500 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (5,000 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022, so long as Mr. Macdonald continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 4, 2022, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,152,614	36.43%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	69,917	1.21%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	298,539	5.10%
X	-	All officers and directors as a group (persons named above)		2,521,070	41.86%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers(7)		404,206	7.02%
-	X			24,000	20.00%
(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 5,751,683 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)	Represents (a) 1,991,607 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 52,000 shares of common stock at $2.30 per share which will expire on February 24, 2029, and (e) 16,500 shares of restricted stock awarded to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. The total shares include an award of 8,500 restricted shares of the Company's common stock granted to Dr. Leatt by the Company's Board on December 22, 2021, pursuant to a Restricted Stock Award Agreement under the Company's 2011 Plan. Sixty percent (5,100 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (3,400 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively, so long as Dr. Leatt continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(5)	Represents (a) 54,917 shares of common stock directly held by Mr. Guzy, (b) a vested option to purchase 15,000 shares of common stock at $2.30 per share which expires on February 24, 2029, and (c) 3,250 shares of restricted stock awarded to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. The total shares include an award of 1,000 restricted shares of the Company's common stock granted to Mr. Guzy by the Company's Board on December 22, 2021, pursuant to a Restricted Stock Award Agreement under the Company's 2011 Plan. Sixty percent (600 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (400 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively, so long as Mr. Guzy continues to serve as Chairman of the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(6)	Represents (a) 198,539 shares of common stock directly held by Mr. Macdonald, (b) a vested option to purchase 22,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (c) a vested option to purchase 78,000 shares of common stock at $2.30 per share which will expire on February 24, 2029, and (d) 24,300 shares of restricted stock awarded to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. The total shares include an award of 12,500 restricted shares of the Company's common stock granted to Mr. Macdonald by the Company's Board on December 22, 2021, pursuant to a Restricted Stock Award Agreement under the Company's 2011 Plan. Sixty percent (7,500 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (5,000 shares) will vest in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively, so long as Mr. Macdonald is fully employed by the Company on such vesting date; provided, however, that any unvested restricted stock will fully vest in the event of any change in control of the Company.

(7)	Includes beneficial ownership disclosed on Mr. De Villiers's Schedule 13D/A filed with the Commission on August 26, 2020.

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

On March 1, 2006, the Company entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. During the years ended December 30, 2021 and 2020, the Company paid an aggregate of $327,729 and $196,093, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $81,920 and $49,023 for the years ended December 31, 2021 and 2020, respectively.

From May 15, 2015, through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement.  Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations.  The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing services, and on substantially the same terms and conditions as the terminated agreement. During the years ended December 31, 2021 and 2020, the Company recognized an aggregate of $422,330 and $476,629, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations.  During the years ended December 31, 2021 and 2020, the Company recognized an aggregate of $84,466 and $0, respectively, in consulting fees to Innovation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Audit Fees	$139,000	$128,250
Audit-Related Fees	6,495	15,000
Tax Fees	10,019	9,371
Other fees	337	328
TOTAL	$155,851	$152,949

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2021.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES. Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
4.21*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Todd Repsher
4.22*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Erik Olsson
4.23*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Jeffrey Guzy
4.24*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Sean Macdonald
4.25*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2*	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4*	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5	Lease Agreement, dated December 16, 2020, between Leatt Corp. and AJ Brutus Investments cc.
10.6	Lease Agreement, dated December 16, 2020, between Leatt Corp. and White Pine Investment 78 (Pty) Ltd.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald
10.9	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.10	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.11	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.12*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)

14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

*	Filed herewith

**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2021 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 10, 2022

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 10, 2022
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 10, 2022
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 10, 2022
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company's auditor since 2008.

Vienna, Virginia

March 10, 2022

PCAOB: 58

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2021 and 2020

ASSETS

	2021	2020
Current Assets
Cash and cash equivalents	$5,022,436	$2,967,042
Short-term investments	58,262	58,257
Accounts receivable, net	12,660,936	7,173,829
Inventory, net	21,081,481	9,670,036
Payments in advance	1,610,640	805,098
Income tax refunds receivable	-	2,964
Prepaid expenses and other current assets	4,178,427	2,109,190
Total current assets	44,612,182	22,786,416

Property and equipment, net	3,128,086	3,052,276
Operating lease right-of-use assets, net	1,393,213	285,932
Deferred tax asset, net	-	78,700

Other Assets
Deposits	33,339	33,699

Total Assets	$49,166,820	$26,237,023

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$14,617,671	$8,008,925
Note payable, current	83,270	-
Operating lease liabilities, current	318,621	207,824
Income taxes payable	2,738,818	1,654,200
Short term loan, net of finance charges	975,025	677,601
Total current liabilities	18,733,405	10,548,550

Deferred compensation	320,000	240,000
Note payable, net of current portion	189,249	-
Operating lease liabilities, net of current portion	1,074,592	78,108
Deferred tax liability, net	228,600	-

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,673,683 and 5,430,374 shares issued and outstanding	130,162	130,111
Additional paid - in capital	9,230,847	8,338,158
Accumulated other comprehensive loss	(779,268)	(562,700)
Retained earnings	20,036,233	7,461,796
Total stockholders' equity	28,620,974	15,370,365

Total Liabilities and Stockholders' Equity	$49,166,820	$26,237,023

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Revenues	$72,475,813	$38,604,289

Cost of Revenues	41,029,710	21,215,669

Gross Profit	31,446,103	17,388,620

Product Royalty Income	182,698	88,748

Operating Expenses
Salaries and wages	5,003,640	3,480,181
Commissions and consulting expenses	812,097	586,509
Professional fees	1,072,912	793,859
Advertising and marketing	2,170,788	2,167,445
Office lease and expenses	428,608	306,855
Research and development costs	1,826,846	1,522,758
Bad debt expense	222,250	71,862
General and administrative expenses	2,450,376	1,879,286
Depreciation	1,025,536	832,216
Total operating expenses	15,013,053	11,640,971

Income from Operations	16,615,748	5,836,397

Other Income (Expenses)
PPP loan forgiveness income	-	210,732
Interest and other expenses, net	(163)	(4,724)
Total other income (expenses)	(163)	206,008

Income Before Income Taxes	16,615,585	6,042,405

Income Taxes	4,041,148	1,618,533

Net Income Available to Common Shareholders	$12,574,437	$4,423,872

Net Income per Common Share
Basic	$2.29	$0.82
Diluted	$2.07	$0.74

Weighted Average Number of Common Shares Outstanding
Basic	5,480,375	5,390,420
Diluted	6,068,276	5,990,798

Comprehensive Income
Net Income	$12,574,437	$4,423,872
Other comprehensive income, net of ($1,000) and $20,500 deferred income taxes in 2021 and 2020
Foreign currency translation	(216,568)	(33,655)

Total Comprehensive Income	$12,357,869	$4,390,217

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2020	120,000	$3,000	5,386,723	$130,068	$8,079,774	$(529,045)	$3,037,924	$10,721,721

Compensation cost recognized in connection
with stock options	-	-	-	-	65,942	-	-	65,942

Restricted stock awards	-	-	41,350	41	176,110	-	-	176,151

Restricted stock awards for accrued leave	-	-	2,301	2	16,332	-	-	16,334

Net income	-	-	-	-	-	-	4,423,872	4,423,872

Foreign currency translation adjustment	-	-	-	-	-	(33,655)	-	(33,655)

Balance, December 31, 2020	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

Compensation cost recognized in connection
with stock options	-	-	-	-	55,020	-	-	55,020

Exercise of stock options	-	-	10,000	10	25,990	-	-	26,000

Options exercised on a cashless basis	-	-	192,259	-	-	-	-	-

Restricted stock awards	-	-	41,050	41	811,679	-	-	811,720

Net income	-	-	-	-	-	-	12,574,437	12,574,437

Foreign currency translation adjustment	-	-	-	-	-	(216,568)	-	(216,568)

Balance, December 31, 2021	120,000	$3,000	5,673,683	$130,162	$9,230,847	$(779,268)	$20,036,233	$28,620,974

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOW

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2021 and 2020

	2021	2020

Cash flows from operating activities
Net income	$12,574,437	$4,423,872
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	1,025,536	832,216
Deferred income taxes	307,300	(78,700)
Stock-based compensation	866,740	242,093
Bad debts reserve	189,699	(2,819)
Inventory reserve	(408)	7,464
Gain (loss) on sale of property and equipment	5,040	(22,189)
PPP loan forgiveness income	-	(210,732)
(Increase) decrease in:
Accounts receivable	(5,676,806)	(4,214,998)
Inventory	(11,411,037)	(1,022,324)
Payments in advance	(805,542)	(357,622)
Prepaid expenses and other current assets	(2,069,237)	(980,123)
Income tax refunds receivable	2,964	(2,964)
Deposits	360	(7,057)
Increase (decrease) in:
Accounts payable and accrued expenses	6,608,746	2,599,578
Income taxes payable	1,084,618	1,061,539
Deferred compensation	80,000	80,000
Net cash provided by operating activities	2,782,410	2,347,234

Cash flows from investing activities
Capital expenditures	(1,139,298)	(1,477,454)
Proceeds from sale of property and equipment	1,966	25,713
Increase in short-term investments, net	(5)	(18)
Net cash used in investing activities	(1,137,337)	(1,451,759)

Cash flows from financing activities
Issuance of common stock	26,000	-
Proceeds from note payable	272,519	-
Repayment of note payable to bank, net	-	(300,000)
Proceeds from Paycheck Protection Program Loan	-	210,732
Proceeds from short-term loan, net	297,424	101,127
Net cash provided by financing activities	595,943	11,859

Effect of exchange rates on cash and cash equivalents	(185,622)	(13,156)

Net increase in cash and cash equivalents	2,055,394	894,178

Cash and cash equivalents - beginning of year	2,967,042	2,072,864

Cash and cash equivalents - end of year	$5,022,436	$2,967,042

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$28,276	$32,015
Cash paid for income taxes	$2,680,978	$617,282

Other noncash investing and financing activities
Common stock issued for services	$866,740	$242,093
Common stock issued for accrued leave	$-	$16,334

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company's acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company's wholly-owned subsidiary, Two Eleven Distribution, LLC ("Two Eleven") a Nevada limited liability company. Research and development efforts, global sales and global operations are managed out of the Company's foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt products in the United States. United States sales and marketing are managed by Two Eleven located in Reno, Nevada. The Company also has a wholly-owned subsidiary, Three Eleven Distribution (Pty) Ltd ("Three Eleven") which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The patent was subsequently impaired in 2018 and written off entirely in 2019 and Three Eleven became a dormant company.  Three Eleven was deregistered on October 11, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiary: Two Eleven Distribution, LLC. All significant intercompany transactions have been eliminated.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from our consolidation warehouse or the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2021	% of Revenues	2020	% of Revenues
Consumer and athlete direct revenues	$2,022,763	3%	$2,281,444	6%
Dealer direct revenues	19,510,966	27%	12,637,969	33%
International distributor revenues	50,942,084	70%	23,684,876	61%
	$72,475,813	100%	$38,604,289	100%

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2021 and December 31, 2020 was $-0-, and $-0-, respectively.

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
DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued) - Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, management cannot guarantee that the Company will continue to experience the same credit loss rates that the Company has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts for the years ended December 31, 2021 and 2020 was $291,584 and $101,885, respectively.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2021 and 2020 was $116,183 and $116,591 respectively.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets.

The estimated useful lives of assets for financial reporting purposes are as follows: moulds and tools, 2 to 5 years; computer equipment and software, 2 to 5 years; office and other equipment, 3 to 6 years; vehicles, 3 to 5 years; leasehold improvements, 3 to 5 years.

The cost of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2021 and 2020.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $84,192 over eleven months including interest at 4.950% and has been paid in full. The current short-term loan is payable in monthly installments of $102,078 over eleven months including interest at 4.650%.

The previous South African short-term loan that was payable in monthly installments of $4,367 over a ten-month period at a flat interest rate of 3.10% was repaid October 2021. The current short-term loan effective January 1, 2022 is payable in monthly installments of $5,950 over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $11,364 over ten months including interest at 4.950% and has been paid in full. The current short-term loan is payable in monthly installments of $19,860 over eleven months including interest at 4.350%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

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

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $172,813 and $149,675, respectively for the years ended December 31, 2021 and 2020.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized losses on foreign currency translation adjustments totaled $216,568 and $33,655 during the years ended December 31, 2021 and 2020, respectively.

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
DECEMBER 31, 2021 AND 2020

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2021, and 2020, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2021, the Company had 628,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 508,000 shares, outstanding that were potentially dilutive if exercised. For the year ended December 31, 2020, the Company had 847,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 727,000 shares, outstanding that were potentially dilutive if exercised.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income at December 31, 2021 and 2020 represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2021, and 2020, the Company's uninsured bank balances totaled $4,751,602 and $2,710,812, respectively. The Company has not experienced any significant losses on its cash and cash equivalents.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (continued) - The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2021 and 2020, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 10% and 9%, respectively, of annual U.S. revenue. As of December 31, 2021, and 2020, $254,477, or 2% and $199,808, or 3% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2021 and 2020, the Company's international revenue was concentrated in one customer that accounted for approximately 10% and 9%, respectively, of annual international revenue. As of December 31, 2021, and 2020, $1,273,532, or 10%, and $421,976, or 6% of the Company's accounts receivable, respectively, were due from this international customer. The Company generates revenue both in the United States and internationally. For the years ended December 31, 2021 and 2020, annual revenues associated with international customers were $52,337,504 and $24,670,072, or 72% and 64% of total revenue, respectively.

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

Accounting Pronouncements Not Yet Adopted - In November 2021, the FASB issued ASU No. 2021-10 Government Assistance (Topic 832): "Disclosures by Business Entities About Government Assistance," which requires entities to provide disclosures on material government assistance transactions for annual reporting periods. The disclosures include information around the nature of the assistance, the related accounting policies used to account for government assistance, the effect of government assistance on the entity's financial statements, and any significant terms and conditions of the agreements, including commitments and contingencies. This standard is effective for the Company on January 1, 2022 and only impacts annual financial statement footnote disclosures. The adoption is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 - INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The Company's products are manufactured by third parties predominantly in China and shipped to either a warehouse in Nevada, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2021 and 2020 was $116,183 and $116,591, respectively. During the years ended December 31, 2021 and 2020 the Company wrote off and destroyed $38,993 and $53,258, respectively, of inventory which was deemed to be obsolete.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2021, and 2020 consisted of the following:

	2021	2020

Land	$310,601	$331,304
Moulds and tools	7,185,612	6,649,737
Computer equipment and software	783,398	667,232
Office and other equipment	764,212	526,190
Vehicles	225,505	208,022
Leasehold improvements	156,853	164,307
	$9,426,181	$8,546,792

Accumulated depreciation	(6,298,095)	(5,494,516)
Property and equipment, net	$3,128,086	$3,052,276

NOTE 5 - LEASES

On December 14, 2020, Two Eleven entered into a new Lease Agreement to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease was to commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement. The lease commenced on July 13, 2021 and has a period of sixty-six (66) month lease term from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees. The Company recognized an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the lease commencement date. The interest rate for this lease agreement as of July 13, 2021, is 3.75%.

On December 16, 2020, the Company entered into a non-cancelable operating lease for warehousing space in South Africa. The leased commenced on January 1, 2021 and expires in June 2022. The lease agreement requires the Company to pay a monthly rent of $871. The Company recognized an operating lease right-of-use asset and operating lease liability of $15,170 and $15,170 as of the lease commencement date. The interest rate for this lease agreement as of January 1, 2021 is 3.75%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 5 - LEASES (Continued)

As of December 31, 2021, the Company has five non-cancelable operating leases, four for office and warehousing space and one for office machinery, that expire in March 2022, April 2022, June 2022 and January 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. The Company by mutual agreement cancelled a non-cancelable lease expiring April 2022, effective January 31, 2022, and the impact has been included in the information presented. (See Note 18)

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2021 and 2020:

	2021	2020
Assets
Operating lease ROU assets	$1,393,213	$285,932

Liabilities
Operating lease liabilities, current	$318,621	$207,824
Operating lease liabilities, net of current portion	1,074,592	78,108
Total operating lease liabilities	$1,393,213	$285,932

For the years ended December 31, 2021, and December 31, 2020, the Company recognized $282,839 and $220,992, respectively in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2021, and 2020, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2021	December 31, 2020
Weighted average remaining lease term	5 years	2 years
Weighted average discount rate	4.08%	4.87%

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 5 - LEASES (Continued)

Maturities of lease liabilities as of December 31, 2021 were as follows:

Year ended December 31,	Amounts under Operating Leases
2022	$323,026
2023	273,449
2024	281,664
2025	290,098
2026	298,791
2027	25,455
Total minimum lease payments	$1,492,483
Less: amount representing interest	$(99,270)
Total operating lease liabilities	$1,393,213

Supplemental cash flow information for the years ended December 31, 2021, and 2020 are as follows:

	Year Ended	Year Ended
	December 30, 2021	December 30, 2020

Cash paid for amounts included in the measurement of lease liabilities	$303,784	$220,992
Right-of-use assets obtained in exchange for lease obligations	$1,418,719	$97,096

NOTE 6 - PAYMENTS IN ADVANCE

Payments in advance consists of upfront deposit payments made to suppliers for the purchase of assets including moulds, tooling and raw materials to be capitalized and used in the production of income in the future. Payments in advance of $1,610,640 and $805,098 as of December 31, 2021 and 2020 are recorded in current assets on the consolidated balance sheets.

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $4,178,427 and $2,109,190 as of December 31, 2021 and 2020 are recorded in current assets on the consolidated balance sheets.

NOTE 8 - REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023 (see note 18). As of December 31, 2021, and 2020, respectively there were no advances of the line of credit leaving $1,500,000 and $1,000,000 available for advances.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 9 - PAYCHECK PROTECTION PROGRAM LOAN

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

NOTE 10 - NOTE PAYABLE

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly instalments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of December 31, 2021, the full amount of $272,519 was outstanding.

Liabilities
Note payable, current	$83,270
Note payable, net of current portion	189,249
$272,519

Principal Maturities of note payable as of December 31, 2021 are as follows:

Year ended December 31,	Amounts under Notes Payable
2022	$83,270
2023	90,840
2024	90,840
2025	7,569
$272,519

NOTE 11 - DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a onetime gross bonus payment. For the duration of this Agreement, the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense. As of December 31, 2021, and 2020, the Company has recorded $320,000 and $240,000, respectively as a liability for deferred compensation with respect to this Agreement.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 12 - STOCKHOLDERS’ EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum number of shares from 460,000 to 920,000. In December 2018, the shareholders approved an increase in the maximum shares from 920,000 to 1,120,000. In December 2020, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,120,000 to 1,320,000. The maximum number of shares of common stock which may be issued under the Plan is 1,320,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a ten-year period. Shares are generally issued at the fair market value on the date of issuance.

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

In November 2016, the options granted in March were amended to increase the exercise period to 10 years from the date of the modification. The fair value of the amended stock options was estimated at the date of the amendment using the Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the amended options was $1.82, a $0.02 increase from the original grant date value. During the year ended December 31, 2020, $80, was recognized and included in share-based compensation.

In February 2019, options to purchase 250,000 of the Company's common stock were granted to key employees and the outside director under the Plan at an exercise price of $2.30 per share, exercisable over a 10-year period. On the date of grant, 30% of the shares underlying these options immediately vested with a compensation expense of $82,530. On February 25, 2020, 20% of the shares underlying these options vested with a compensation expense of $55,020. On February 25, 2021, 20% of the shares underlying these options vested with a compensation expense of $55,020. The remaining 30% of the shares were unvested with unrecognized compensation values of $82,530. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2019, was $1.10 per share.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. The values of the options granted was calculated based on the list of assumptions presented below.

	2016 Options Granted	Modification to 2016 Options Granted	2017 Options Granted	2019 Options Granted
Expected terms in years	5	10	10	10
Years Risk-free interest rate	2.20%	2.69%	2.78%	2.84%
Expected volatility	88.00%	0.57%	21.73%	32.35%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2021 and 2020 was $55,020 and $65,942. As of December 31, 2021, there was $82,530 of unrecognized compensation costs related to unvested stock options, which is expected to be recognized over the next year.

A summary of information related to stock option activity during the years ended December 31, 2021 and 2020 is as follows:

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 12 - STOCKHOLDERS’ EQUITY (continued)

	Outstanding	Weighted -	Aggregate
	Stock	Average Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2020	736,000	$1.00 to $2.60	$126,680
Stock options cancelled	(9,000)
Options outstanding at December 31, 2020	727,000	$1.00 to $2.60	$3,733,600
Stock options exercised	(219,000)
Options outstanding at December 31, 2021	508,000	$1.00 to $2.60	$15,377,200

Options vested and exercisable at December 31, 2021	433,000	$1.60 to $2.60	$13,112,200

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2021 is one to ten years.

On December 29, 2020, the Company's Board approved the award of 41,350 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, 60% of the shares underlying these options immediately vested with a compensation expense of $176,151. On December 29, 2021, 20% of the shares vested with a compensation expense of $58,717. The remaining 20% of the shares were unvested with unrecognized compensation values of $58,717. The fair value of the stock granted, calculated in accordance with the plan, was $7.10 per share.

On December 29, 2020, the Company's Board approved the award of 2,301 restricted shares of the Company's common stock to a key employee in payment of accrued annual leave of $16,334. The fair value of the stock issued, calculated in accordance with the plan, was $7.10 per share.

In May 2021, the Company issued 12,400 shares of common stock to an employee who exercised stock options in a cashless exercise. In August 2021, the company issued 28,895 shares of commons stock to employees who exercised stock options in a cashless exercise.

In November 2021, the Company issued 150,964 shares of common stock to employees who exercised stock options in a cashless exercise.

In December 2021, the Company issued 10,000 shares of common stock to a director who exercised stock options.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

On December 22, 2021, the Company's Board approved the award of 41,050 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, 1,050 shares vested, thereafter on December 31, 2021 60% of the remaining shares vested with a total compensation expense of $753,003.

The remaining 40% of the shares were unvested with unrecognized compensation values of $480,960. The fair value of the stock granted, calculated in accordance with the plan, was $30.06 per share.

NOTE 13 - INCOME TAXES

The Company's income tax expense for the years ended December 31, 2021 and 2020 consists of the following components:

	2021	2020
Current
Federal	$3,057,420	$1,140,900
State	676,428	556,333
	3,733,848	1,697,233
Deferred
Federal	307,300	(78,700)

Income tax expense	$4,041,148	$1,618,533

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2021	2020
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	4.50%	8.85%
Effect of prior year (over) under provision	1.00%	-1.43%
Timing and permanent differences	-0.50%	1.10%
Valuation Allowance	0.00%	1.10%
	26.00%	30.62%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 13 - INCOME TAXES (continued)

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2021 and 2020 consist of the following:

	2021	2020
Deferred tax assets:
Accounts receivable	$72,900	$25,500
Inventory	29,000	29,100
Payroll differences	105,500	95,000
Net operating loss carryforwards	1,023,000	1,023,000
Less valuation allowance	(1,023,000)	(1,023,000)
Deferred tax assets, net	$207,400	$149,600
Deferred tax liabilites:
Depreciation	(436,000)	(70,900)
Deferred tax assets (liabilities), net	$(228,600)	$78,700

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carryforwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred. Changes in the tax system by certain states has prevented the Company from utilizing any portion of its state tax net operating loss carryforwards in 2020, and for tax years 2021 and 2022. While the future level of profitability is uncertain, due in part to the current global health crisis and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2021 will impact the utilization of the state tax net operating loss carryforwards. As such, the valuation allowance was increased by $53,900 in 2020 to provide a full allowance for the deferred tax asset associated with the state net operating loss carry forward. As of both December 31, 2021, and 2020, the Company has approximately $12,900,000 of net operating loss carryforwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2021, the tax years that remain subject to examination are 2018 to 2021 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2021 or 2020. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 14 - RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $409,649 and $245,117 for the years ended December 31, 2021 and 2020. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2021, and 2020, accrued royalties totaled $72,859 and $34,968.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 14 - RELATED PARTY TRANSACTIONS (continued)

Consulting fees in connection with product research, development and marketing are paid to Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary. Monthly consulting fees amounting to $42,233 are payable in terms of the agreement effective, November 8, 2021 and totaled $84,466 and $0 for the years ended December 31, 2021 and 2020, respectively.

NOTE 15 - RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees. Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees.

The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral. For the years ending December 31, 2021, and 2020, the Company contributed $29,119 and $30,135 on behalf of the Company's U.S. based employees to the retirement plan.

The Company contributes a minimum of 4.5% on behalf of the Company's S.A. based employees to the provident fund on a salary sacrifice basis. For the years ending December 31, 2021 and 2020, the Company contributed $43,679 and $31,897 on behalf of the Company's South African based employees.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - RISKS AND UNCERTAINTIES

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2021. The Company remains cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021 AND 2020

NOTE 18 - SUBSEQUENT EVENTS

On January 7, 2022, Two Eleven signed an amendment to the Lease agreement to cancel the non-cancelable lease for office and warehouse space in Santa Clarita, California effective January 31, 2022.

Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven.

On February 24, 2022, the Company entered into a new lease agreement for warehousing space in South Africa, commencing on April 1, 2022 and expiring in August 2023. The lease agreement requires the Company to pay a monthly rent of $1,769 for the first eleven months and $1,910 for the following six months. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $26,372 and $26,372 as of the effective date of the lease. The estimated interest rate for this lease agreement as of January 1, 2022 is 3.750%.

The Company has evaluated all subsequent events through March 10, 2022, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
4.21*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Todd Repsher
4.22*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Erik Olsson
4.23*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Jeffrey Guzy
4.24*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Sean Macdonald
4.25*	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2*	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4*	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5	Lease Agreement, dated December 16, 2020, between Leatt Corp. and AJ Brutus Investments cc.
10.6	Lease Agreement, dated December 16, 2020, between Leatt Corp. and White Pine Investment 78 (Pty) Ltd.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald
10.9	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.10	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.11	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.12*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

*	Filed herewith

**	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2021 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2021 and 2020; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.