Form 10-Q
period 2022-03-31
Leatt Corp
filed 2022-05-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 6, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,791,683

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2022

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2022	December 31, 2021
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$4,245,676	$5,022,436
Short-term investments	58,263	58,262
Accounts receivable, net	17,743,659	12,660,936
Inventory, net	19,916,817	21,081,481
Payments in advance	1,541,775	1,610,640
Prepaid expenses and other current assets	3,900,500	4,178,427
Total current assets	47,406,690	44,612,182

Property and equipment, net	3,147,973	3,128,086
Operating lease right-of-use assets, net	1,287,949	1,393,213
Other Assets
Deposits	49,750	33,339

Total Assets	$51,892,362	$49,166,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,410,067	$14,617,671
Note payable, current	88,168	83,270
Operating lease liabilities, current	279,148	318,621
Income taxes payable	4,146,521	2,738,818
Short term loan, net of finance charges	661,067	975,025
Total current liabilities	16,584,971	18,733,405

Deferred compensation	340,000	320,000
Note payable, net of current portion	169,957	189,249
Operating lease liabilities, net of current portion	1,008,801	1,074,592
Deferred tax liability, net	228,600	228,600
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,791,683 and 5,673,683 shares issued and outstanding	130,280	130,162
Additional paid - in capital	9,689,299	9,230,847
Accumulated other comprehensive loss	(521,534)	(779,268)
Retained earnings	24,258,988	20,036,233
Total stockholders' equity	33,560,033	28,620,974

Total Liabilities and Stockholders' Equity	$51,892,362	$49,166,820

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2022	2021
	Unaudited	Unaudited

Revenues	$24,228,108	$12,896,475

Cost of Revenues	14,601,018	6,844,521

Gross Profit	9,627,090	6,051,954

Product Royalty Income	78,839	24,810
Operating Expenses
Salaries and wages	1,297,962	924,537
Commissions and consulting expenses	162,586	220,662
Professional fees	259,115	337,755
Advertising and marketing	613,890	517,580
Office lease and expenses	207,021	87,373
Research and development costs	533,700	405,105
Bad debt expense	18,324	65,825
General and administrative expenses	711,752	528,599
Depreciation	276,924	236,535
Total operating expenses	4,081,274	3,323,971
Income from Operations	5,624,655	2,752,793
Other Income (Expenses)
Interest and other expenses, net	6,157	(4,007)
Total other income (expenses)	6,157	(4,007)

Income Before Income Taxes	5,630,812	2,748,786

Income Taxes	1,408,057	687,948

Net Income Available to Common Shareholders	$4,222,755	$2,060,838
Net Income per Common Share
Basic	$0.73	$0.38
Diluted	$0.68	$0.34

Weighted Average Number of Common Shares Outstanding
Basic	5,765,461	5,430,374
Diluted	6,246,325	6,118,129

Comprehensive Income
Net Income	$4,222,755	$2,060,838
Other comprehensive income, net of $0 and ($1,000) deferred income taxes in 2022 and 2021
Foreign currency translation	257,734	(28,352)

Total Comprehensive Income	$4,480,489	$2,032,486

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2022

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2022	120,000	$3,000	5,673,683	$130,162	$9,230,847	$(779,268)	$20,036,233	$28,620,974

Compensation cost recognized in connection with stock options	-	-	-	-	82,530	-	-	82,530

Exercise of stock options	-	-	118,000	118	255,682	-	-	255,800

Restricted stock awards	-	-	-	-	120,240	-	-	120,240

Net income	-	-	-	-	-	-	4,222,755	4,222,755

Foreign currency translation adjustment	-	-	-	-	-	257,734	-	257,734

Balance, March 31, 2022	120,000	$3,000	5,791,683	$130,280	$9,689,299	$(521,534)	$24,258,988	$33,560,033

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities
Net income	$4,222,755	$2,060,838
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	276,924	236,535
Stock-based compensation	202,770	55,020
Bad debts reserve	14,526	63,111
Inventory reserve	13,656	(23,044)
(Gain) loss on sale of property and equipment	(21,590)	457
(Increase) decrease in:
Accounts receivable	(5,097,249)	2,950,042
Inventory	1,151,008	(236,474)
Payments in advance	68,865	82,168
Prepaid expenses and other current assets	277,927	(1,938,074)
Income tax refunds receivable	-	2,964
Deposits	(16,411)	125
Increase (decrease) in:
Accounts payable and accrued expenses	(3,207,604)	(2,301,718)
Income taxes payable	1,407,703	137,197
Deferred compensation	20,000	20,000
Net cash provided by (used in) operating activities	(686,720)	1,109,147

Cash flows from investing activities
Capital expenditures	(260,912)	(34,272)
Proceeds from sale of property and equipment	35,848	-
Increase in short-term investments, net	(1)	(1)
Net cash used in investing activities	(225,065)	(34,273)

Cash flows from financing activities
Issuance of common stock	255,800	-
Repayment of note payable to bank	(14,394)	-
Repayment of short-term loan, net	(313,958)	(237,767)
Net cash used in financing activities	(72,552)	(237,767)

Effect of exchange rates on cash and cash equivalents	207,577	(18,225)

Net increase (decrease) in cash and cash equivalents	(776,760)	818,882

Cash and cash equivalents - beginning of period	5,022,436	2,967,042

Cash and cash equivalents - end of period	$4,245,676	$3,785,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$16,133	$9,323
Cash paid for income taxes	$354	$550,000

Other noncash investing and financing activities
Common stock issued for services	$202,770	$55,020

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2021 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 10, 2022. The consolidated balance sheet as of March 31, 2022 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2022 and 2021, changes in stockholders' equity for the three months ended March 31, 2022, cash flows for the three months ended March 31, 2022 and 2021, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2022 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $129,839 at March 31, 2022 and $116,183 at December 31, 2021.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in June 2022 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis. A lease for office machinery lapsed on March 31, 2022.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2022 and December 31, 2021:

	2022	2021
Assets
Operating lease ROU assets	$1,287,949	$1,393,213

Liabilities
Operating lease liabilities, current	$279,148	$318,621
Operating lease liabilities, net of current portion	1,008,801	1,074,592
Total operating lease liabilities	$1,287,949	$1,393,213

During the three months ended March 31, 2022 and 2021 the Company recognized $99,318 and $54,149, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of March 31, 2022, and December 31, 2021 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2022	December 31, 2021
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	4.08%	4.08%

Maturities of lease liabilities as of March 31, 2022 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2022	$216,472
2023	273,449
2024	281,664
2025	290,098
2026	298,791
2027	25,455
Total minimum lease payments	$1,385,929
Less: amount representing interest	$(97,980)
Total operating lease liabilities	$1,287,949

Supplemental cash flow information for the three months ended March 31, 2022 and 2021 are as follows:

	Three months	Three months
	ended March 31,	ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$82,817	$59,285
Right-of-use assets obtained in exchange for lease obligations	$-	$15,170

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR daily Floating Rate with the Bloomberg short-term Bank Yield Index Rate. As of March 31, 2022, and December 31, 2021, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $102,078 over eleven months including interest at 4.650% and the South African short-term loan is payable in monthly installments of $6,414, over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in eleven payments of $19,860 at 4.350% annual interest rate.

Note 6 - Note payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of March 31, 2022 and December 31, 2021, the amounts of $258,125 and $272,519 were outstanding, respectively.

	March 31,	December 31,
	2022	2021
Liabilities
Note payable, current	$88,168	$83,270
Note payable, net off current portion	169,957	189,249
	$258,125	$272,519

Principal maturities of note payable as of March 31, 2022 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2022	$65,834
2023	90,535
2024	93,790
2025	7,966
$258,125

Note 7 - Revenue and Cost Recognition

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

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2022	% of Revenues	2021	% of Revenues
Consumer and athlete direct revenues	$595,479	2%	$570,701	5%
Dealer direct revenues	5,003,608	21%	5,566,732	43%
International distributor revenues	18,629,021	77%	6,759,042	52%
	$24,228,108	100%	$12,896,475	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2022 and December 31, 2021 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance of doubtful accounts was $306,110 at March 31, 2022 and $291,584 at December 31, 2021.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2022, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2022, the Company had 510,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 390,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

In January 2022, the Company issued 78,000 shares of common stock to an employee who exercised stock options. In March 2022, the Company issued 40,000 shares of common stock to two employees who exercised stock options.

Stock-based compensation expense related to vested stock options during the three months ended March 31, 2022 was $82,530. As of March 31, 2022, there was $0 of unrecognized compensation cost related to unvested stock options.

Stock-based compensation expense related to vested restricted stock awards during the three months ended March 31, 2022 was $120,240. As of March 31, 2022, there was $360,720 of unrecognized compensation cost related to unvested restricted stock.

Note 11 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In November 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2021-10 Government Assistance (Topic 832): "Disclosures by Business Entities About Government Assistance," which requires entities to provide annual disclosures about transactions with a government that are accounted for by applying a grant or contribution model by analogy. The standard is effective for annual periods beginning after December 15, 2021. The Company adopted the standard effective January 1, 2022. The adoption of the standard had no impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted - The Company evaluated all ASU's issued by the FASB for consideration of their applicability. ASU's not included in our disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

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

Note 13 - Risks and Uncertainties

As the COVID-19 pandemic continues to evolve, the Company believes the extent of the impact to its operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, the Company did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended March 31, 2022. The Company remains cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

On February 24, 2022, the Company entered into a new lease agreement for warehousing space in South Africa, commencing on April 1, 2022 and expiring in August 2023. The lease agreement requires the Company to pay monthly rent of $1,769 for the first eleven months and $1,910 for the following six months. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $26,372 and $26,372 as of the effective date of the lease. The estimated interest rate for this lease agreement as of April 1, 2022 is 3.750%.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this annual report to:

• "Leatt," "we," "us," "our," the "Registrant" or the "Company" are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiary, Two Eleven.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR14.4848 for its March 31, 2022 balance sheet.

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

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We are also building manufacturing capacity outside China, namely, in Thailand and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 31, 2022, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 78% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended March 31, 2022. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

• Conflict in Ukraine - We are exposed to conflicts that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems, government sanctions or operations in the event of a conflict could directly affect consumer demand for our products, cause delays in completing sales, shipping of our products, continuing production or performing other critical functions of our business, particularly if a conflict occurs at our primary manufacturing locations or our distributor locations worldwide. Furthermore, a prolonged conflict may have unintended global consequences such as increased inflation, fuel and transportation costs. We have not seen any significant impact due to the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European nations on the Company's results of operations for the quarter ended March 31, 2022.  The prolonging or expansion of the conflict could have an adverse impact on our consumers and on consumer purchasing behavior, and result in delays of new orders and completing sales, order cancellations, or payment and shipping delays.  We will continue to monitor this fluid situation and any adverse impact that it may have on the global economy in general and on our business operations and especially that of our customers in particular, and we will develop contingencies as necessary to address any disruptions to our business operations as they arise.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2022 and 2021 included herein.

Comparison of Three Months Ended March 31, 2022 and Three Months Ended March 31, 2021

The following table summarizes the results of our operations during the three-month periods ended March 31, 2022 and 2021 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2022	2021	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$24,228,108	$12,896,475	$11,331,633	88%
COST OF REVENUES	14,601,018	6,844,521	$7,756,497	113%
GROSS PROFIT	9,627,090	6,051,954	$3,575,136	59%
PRODUCT ROYALTY INCOME	78,839	24,810	$54,029	218%
OPERATING EXPENSES
Salaries and Wages	1,297,962	924,537	$373,425	40%
Commissions and Consulting	162,586	220,662	$(58,076)	-26%
Professional Fees	259,115	337,755	$(78,640)	-23%
Advertising and Marketing	613,890	517,580	$96,310	19%
Office Lease and Expenses	207,021	87,373	$119,648	137%
Research and Development Costs	533,700	405,105	$128,595	32%
Bad Debt Expense	18,324	65,825	$(47,501)	-72%
General and Administrative	711,752	528,599	$183,153	35%
Depreciation	276,924	236,535	$40,389	17%
Total Operating Expenses	4,081,274	3,323,971	$757,303	23%
INCOME FROM OPERATIONS	5,624,655	2,752,793	$2,871,862	104%
Other Income (Expenses)	6,157	(4,007)	$10,164	254%
INCOME BEFORE INCOME TAXES	5,630,812	2,748,786	$2,882,026	105%
Income Taxes	1,408,057	687,948	$720,109	105%
NET INCOME	$4,222,755	$2,060,838	$2,161,917	105%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2022 were $24.23 million, an 88% increase, compared to revenues of $12.90 million for the quarter ended March 31, 2021.  This increase in worldwide revenues is primarily attributable to a $5.11 million increase in body armor sales, a $4.15 million increase in helmet sales, and a $2.48 million increase in other products, parts and accessories, that were partially offset by a $0.41 million decrease in neck brace sales.  Revenues associated with international customers were $18.94 million and $7.13 million, or 78% and 55% of revenues, respectively, for the three months ended March 31, 2022 and 2021, respectively.

The following table sets forth our revenues by product line for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	% of Revenues	2021	% of
				Revenues
Neck braces	$1,531,479	6%	$1,937,266	15%
Body armor	12,482,393	52%	7,376,736	57%
Helmets	5,688,513	23%	1,540,895	12%
Other products, parts and accessories	4,525,723	19%	2,041,578	16%
	$24,228,108	100%	$12,896,475	100%

Sales of our flagship neck brace accounted for $1.53 million and $1.94 million, or 6% and 15% of our revenues for the quarters ended March 31, 2022 and 2021, respectively. The 21% decrease in neck brace revenues is primarily attributable to a 32% decrease in the volume of neck braces sold to our customers in the United States and abroad during the 2022 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $12.48 million and $7.38 million, or 52% and 57% of our revenues for the quarters ended March 31, 2022 and 2021, respectively. The 69% increase in body armor revenues was primarily the result of continued shipments of our footwear category consisting of off-road motorcycle boots and mountain biking shoes and continued remarkable consumer demand for our innovative upper body and limb protectors.

Our helmets accounted for $5.69 million or 23% of our revenues for the three months ended March 31, 2022, as compared to $1.54 million or 12% of our revenues for the same 2021 period. The 269% increase in helmet sales is primarily the result of continued strong demand for the Company's expanding and award winning MTB helmet line up that has appealed to a wide range of riders and continued shipments of our redesigned MOTO helmet line up for off-road motorcycle use to our customers in the United States and abroad.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $4.53 million and $2.04 million, or 19% and 16% of our revenues for the quarters ended March 31, 2022 and 2021, respectively.  The 122% increase in revenues from the sale of other products, parts and accessories is primarily due to strong consumer demand for our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use respectively.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2022 and 2021 were $14.60 million and $6.84 million, respectively. Gross Profit for the quarters ended March 31, 2022 and 2021 were $9.63 million and $6.05 million, respectively, or 40% and 47% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 6% and 15% of our revenues for the quarters ended March 31, 2022 and 2021, respectively. Additionally, revenues associated with international customers were 78% and 55% of our revenues for the three months ended March 31, 2022 and 2021, respectively, with revenue associated with international distribution customers continuing to generate a lower gross profit margin than dealer direct sales in the United States. The decrease in gross profit as a percentage of revenues for the three months ended March 31, 2022 was further influenced by a significant increase in global and domestic shipping and logistic costs as a result of the COVID-19 pandemic.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2022 and 2021 were $78,839 and $24,810, respectively. The 218% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2022 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2022 and 2021 were $1,297,962 and $924,537, respectively. The 40% increase in salaries and wages during the 2022 period was primarily due to the employment of additional sales professionals and operational warehousing staff in the United States as we expand our selling activities domestically.  Additionally, share compensation costs relating to a share issuance made to key personnel in recognition of exceptional performance contributed significantly to the increase in salaries and wages for the 2022 period.

Commissions and Consulting Expense - During the quarters ended March 31, 2022 and 2021, commissions and consulting expenses were $162,586 and $220,662, respectively. The 26% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States in line with a decrease in sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2022 and 2021 were $259,115 and $337,755, respectively. The 23% decrease in professional fees is primarily due to a decrease in product liability litigation expenses incurred during the 2022 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2022 and 2021 were $613,890 and $517,580, respectively. The 19% increase in advertising and marketing expenditure is primarily due to the production and execution of global marketing campaigns that incorporate athlete sponsorships, event attendance and coordinated digital marketing activities designed to market the Company's growing product offering and increase global consumer engagement.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2022 and 2021 were $207,021 and $87,373, respectively.  The 137% increase in office lease and expenses during the 2022 period is primarily due to additional warehouse storage rented in the United States as the Company continues to build out its Reno, Nevada warehouse to accommodate storage and sales of its expanding line-up of exceptional protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2022, increased to $533,700, from $405,105 during the same 2021 quarter. The 32% increase in research and development costs is primarily as a result of increased development and certification costs incurred as the Company continues to develop a pipeline of exceptional, innovative protective gear that appeals to a wider rider audience.

Bad Debt Expense - Bad debt expense for the quarters ended March 31, 2022 and 2021 were $18,324 and $65,825, respectively. The 72% decrease in bad debt expense is the result of a decrease in provisions made for unrecoverable debts during the 2022 period in line with a decrease in the accounts receivable balance at Two Eleven Distribution in the United States at March 31, 2022 when compared to December 31, 2021.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2022 and 2021 were $711,752 and $528,599, respectively. The 35% increase in general and administrative expenses is primarily due to an increase in expenditures on product liability, general risk and directors and officers' insurance premiums during the 2022 period. A global industry wide increase in insurance risk as a result of the COVID-19 pandemic and increased inventory levels globally as the Company expands its product offerings and selling activities were the primary factors that contributed to these increased premiums.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2022 and 2021 were $276,924 and $236,535, respectively. The 17% increase in depreciation is primarily due to the addition of molds and tooling utilized in the production of the Company's expanding product categories.

Total Operating Expenses - Total operating expenses increased by $757,303, to $4.08 million in the three months ended March 31, 2022, or 23%, compared to $3.32 million in the 2021 period. This increase is primarily due to increases in salaries, general and administrative, research and development and advertising and marketing costs that were partially offset by a decrease in professional fees, commissions and bad debt expenditure discussed above.

Net Income - The net income after income taxes for the quarter ended March 31, 2022 was $4.22 million, as opposed to a net income of $2.06 million for the quarter ended March 31, 2021. This 105% increase in net income is primarily due to the increase in sales revenues discussed above.

Liquidity and Capital Resources

At March 31, 2022, we had cash and cash equivalents of $4.25 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(686,720)	$1,109,147
Net cash used in investing activities	$(225,065)	$(34,273)
Net cash used in financing activities	$(72,552)	$(237,767)
Effect of exchange rate changes on cash and cash equivalents	$207,577	$(18,225)
Net increase (decrease) in cash and cash equivalents	$(776,760)	$818,882
Cash and cash equivalents at the beginning of period	$5,022,436	$2,967,042
Cash and cash equivalents at the end of period	$4,245,676	$3,785,924

Cash decreased by $776,760, or 15%, for the three months ended March 31, 2022, when compared to December 31, 2021.  The primary uses of cash for the three months ended March 31, 2022 were increased accounts receivable of $5,097,249 and decreased accounts payable and accrued expenses of $3,207,604.  The primary sources of cash for the three months ended March 31, 2022 were net income of $4,222,755, decreased inventory of $1,151,008 and increased income taxes payable of $1,407,703.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended March 31, 2022 and 2021, the Company paid an aggregate of $72,716 and $62,124, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended March 31, 2022 and 2021, the Company paid an aggregate of $18,179 and $15,531, in licensing fees to Mr. De Villiers.

From May 15, 2015 through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement.  Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services. On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations.  The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing  services, and on substantially the same terms and conditions as the terminated agreement. During the quarters ended March 31, 2022 and 2021, the Company recognized an aggregate of $0 and $126,699, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. Accordingly, effective January 1, 2022, the Company's monthly fee to Innovation, increased to $43,289. During the quarters ended March 31, 2022 and 2021, the Company recognized an aggregate of $129,867 and $0, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated June 14, 2021, between the Company and AFCO Acceptance Corporation "AFCO", the Company is obligated to pay AFCO an aggregate sum of $238,696 in eleven payments of $20,290, at a 4.350% annual interest rate, commencing on June 1, 2021 and ending on April 1, 2022. This payment has been adjusted to $19,860 due to returned premium. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated October 29, 2021, between the Company and AFCO Acceptance Corporation "AFCO", the Company is obligated to pay AFCO an aggregate sum of $1,122,858 in eleven payments of $102,078, at a 4.650% annual interest rate, commencing on November 1, 2021 and ending on September 1, 2022. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AFCO has the right to accelerate the payment due under the agreement. As of March 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000.  Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 28, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. As of March 31, 2022, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of March 31, 2022, the amount of $258,125 was outstanding.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2022 and December 31, 2021 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $306,110 at March 31,2022 and $291,584 at December 31, 2021.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information.  The reserve for obsolescence was $129,839 at March 31, 2022 and $116,183 at December 31, 2021.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended March 31, 2022 and 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2022, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2021.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.            Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: May 12, 2022	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.            Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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