Form 10-Q
period 2022-09-30
Leatt Corp
filed 2022-11-09
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 4, 2022 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,826,892

LEATT CORPORATION

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2022

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2022	December 31, 2021
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$4,835,268	$5,022,436
Short-term investments	58,267	58,262
Accounts receivable, net	22,504,973	12,660,936
Inventory, net	25,021,494	21,081,481
Payments in advance	1,201,454	1,610,640
Prepaid expenses and other current assets	1,332,503	4,178,427
Total current assets	54,953,959	44,612,182

Property and equipment, net	3,066,304	3,128,086
Operating lease right-of-use assets, net	1,163,782	1,393,213

Other Assets
Deposits	40,141	33,339

Total Assets	$59,224,186	$49,166,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$12,481,062	$14,617,671
Note payable, current	89,739	83,270
Operating lease liabilities, current	286,564	318,621
Income taxes payable	4,812,039	2,738,818
Short term loan, net of finance charges	142,936	975,025
Total current liabilities	17,812,340	18,733,405

Deferred compensation	380,000	320,000
Note payable, net of current portion	124,690	189,249
Operating lease liabilities, net of current portion	877,218	1,074,592
Deferred tax liability, net	228,600	228,600

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares
authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares
authorized, 5,826,892 and 5,673,683 shares issued
and outstanding	130,280	130,162
Additional paid - in capital	9,929,779	9,230,847
Accumulated other comprehensive loss	(1,335,752)	(779,268)
Retained earnings	31,074,031	20,036,233
Total stockholders' equity	39,801,338	28,620,974

Total Liabilities and Stockholders' Equity	$59,224,186	$49,166,820

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2022	2021	2022	2021
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$23,258,752	$22,100,827	$65,425,170	$49,297,861

Cost of Revenues	13,122,213	12,571,692	38,017,469	27,523,233

Gross Profit	10,136,539	9,529,135	27,407,701	21,774,628

Product Royalty Income	74,411	58,246	200,221	141,535

Operating Expenses
Salaries and wages	1,274,554	975,676	3,897,693	2,813,024
Commissions and consulting expenses	143,691	144,837	456,911	581,485
Professional fees	166,537	510,713	505,305	971,969
Advertising and marketing	1,166,804	633,915	2,526,808	1,669,648
Office lease and expenses	145,499	99,314	546,398	273,887
Research and development costs	501,604	468,922	1,516,147	1,319,183
Bad debt expense	97,325	42,197	101,680	56,290
General and administrative expenses	977,796	691,696	2,399,899	1,830,055
Depreciation	264,923	265,777	829,790	744,713
Total operating expenses	4,738,733	3,833,047	12,780,631	10,260,254

Income from Operations	5,472,217	5,754,334	14,827,291	11,655,909

Other Income
Interest and other expenses, net	7,784	1,413	5,592	1,354
Total other income	7,784	1,413	5,592	1,354

Income Before Income Taxes	5,480,001	5,755,747	14,832,883	11,657,263

Income Taxes	1,391,878	1,467,936	3,795,085	2,899,966

Net Income Available to Common Shareholders	$4,088,123	$4,287,811	$11,037,798	$8,757,297

Net Income per Common Share
Basic	$0.70	$0.79	$1.90	$1.61
Diluted	$0.65	$0.69	$1.77	$1.42

Weighted Average Number of Common Shares Outstanding
Basic	5,826,892	5,461,933	5,802,771	5,443,780
Diluted	6,261,160	6,190,748	6,237,039	6,172,596

Comprehensive Income
Net Income	$4,088,123	$4,287,811	$11,037,798	$8,757,297
Other comprehensive income, net of $0 deferred income
taxes in 2022 and 2021
Foreign currency translation	(431,436)	(146,285)	(556,484)	(113,744)

Total Comprehensive Income	$3,656,687	$4,141,526	$10,481,314	$8,643,553

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2022	120,000	$3,000	5,673,683	$130,162	$9,230,847	$(779,268)	$20,036,233	$28,620,974

Compensation cost recognized in connection
with stock options	-	-	-	-	82,530	-	-	82,530

Exercise of stock options	-	-	118,000	118	255,682	-	-	255,800

Options exercised on a cashless basis	-	-	35,209	-	-	-	-	-

Restricted stock awards	-	-	-	-	360,720	-	-	360,720

Net income	-	-	-	-	-	-	11,037,798	11,037,798

Foreign currency translation adjustment	-	-	-	-	-	(556,484)	-	(556,484)

Balance, September 30, 2022	120,000	$3,000	5,826,892	$130,280	$9,929,779	$(1,335,752)	$31,074,031	$39,801,338

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Cash flows from operating activities
Net income	$11,037,798	$8,757,297
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	829,790	744,713
Stock-based compensation	443,250	55,020
Bad debts reserve	81,305	32,423
Inventory reserve	148,901	51,840
(Gain) loss on sale of property and equipment	(23,047)	5,767
(Increase) decrease in:
Accounts receivable	(9,925,342)	(10,023,484)
Inventory	(4,088,914)	(5,060,128)
Payments in advance	409,186	(952,067)
Prepaid expenses and other current assets	2,845,924	(2,212,611)
Income tax refunds receivable	-	2,964
Deposits	(6,802)	146
Increase (decrease) in:
Accounts payable and accrued expenses	(2,136,609)	8,412,521
Income taxes payable	2,073,221	1,271,016
Deferred compensation	60,000	60,000
Net cash provided by operating activities	1,748,661	1,145,417

Cash flows from investing activities
Capital expenditures	(865,204)	(892,658)
Proceeds from sale of property and equipment	43,469	-
Increase in short-term investments, net	(5)	(4)
Net cash used in investing activities	(821,740)	(892,662)

Cash flows from financing activities
Issuance of common stock	255,800	-
Repayment of note payable to bank	(58,090)	-
Repayment of short-term loan, net	(832,089)	(534,948)
Net cash used in financing activities	(634,379)	(534,948)

Effect of exchange rates on cash and cash equivalents	(479,710)	(98,178)

Net decrease in cash and cash equivalents	(187,168)	(380,371)

Cash and cash equivalents - beginning of period	5,022,436	2,967,042

Cash and cash equivalents - end of period	$4,835,268	$2,586,671

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$37,427	$21,741
Cash paid for income taxes	$1,721,864	$1,659,698

Other noncash investing and financing activities
Common stock issued for services	$443,250	$55,020

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2021 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 10, 2022. The consolidated balance sheet as of September 30, 2022 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021, changes in stockholders' equity for the nine months ended September 30, 2022, cash flows for the nine months ended September 30, 2022 and 2021, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2022 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2021 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $265,084 at September 30, 2022 and $116,183 at December 31, 2021.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, expiring in June 2023, August 2023 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2022 and December 31, 2021:

	2022	2021
Assets
Operating lease ROU assets	$1,163,782	$1,393,213

Liabilities
Operating lease liabilities, current	$286,564	$318,621
Operating lease liabilities, net of current portion	877,218	1,074,592
Total operating lease liabilities	$1,163,782	$1,393,213

During the nine months ended September 30, 2022 and 2021 the Company recognized $260,892 and $164,097, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.

Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of September 30, 2022, and December 31, 2021 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	September 30,	December 31,
	2022	2021

Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	3.75%	4.08%

Maturities of lease liabilities as of September 30, 2022 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2022	$74,879
2023	291,313
2024	281,663
2025	290,098
2026	298,791
2027	25,455
Total minimum lease payments	$1,262,199
Less: amount representing interest	$(98,417)
Total operating lease liabilities	$1,163,782

Supplemental cash flow information for the nine months ended September 30, 2022 and 2021 are as follows:

	Nine months	Nine months
	ended September	ended September
	30, 2022	30, 2021
Cash paid for amounts included in the measurement of lease liabilities	$262,832	$179,129
Right-of-use assets obtained in exchange for lease obligations	$41,163	$1,418,719

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR daily Floating Rate with the Bloomberg short- term Bank Yield Index Rate. As of September 30, 2022, and December 31, 2021, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The U.S. short-term loan is payable in monthly installments of $102,078 over eleven months including interest at 4.650% and the South African short-term loan is payable in monthly installments of $5,170, over a ten-month period at a flat interest rate of 3.10%.

The Company carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable on a sliding scale, in two payments of $37,381, three payments of $1,172 and six payments of $326 at 6.360% annual interest rate.

The Company carries a directors' and officers' liability insurance policy with an U.K-based insurance carrier. The U.S. short-term loan is payable in monthly installments of $19,781, over a seven-month period at 6.360% annual interest rate.

Note 6 - Note payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of September 30, 2022 and December 31, 2021, the amounts of $214,429 and $272,519 were outstanding, respectively.

	September	December 31,
	30, 2022	2021
Liabilities
Note payable, current	$89,739	$83,270
Note payable, net off current portion	124,690	189,249
	$214,429	$272,519

Principal maturities of note payable as of September 30, 2022 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2022	$22,138
2023	90,535
2024	93,790
2025	7,966
$214,429

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

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in material product returns. Cost of revenues also includes royalty fees associated with sales of Leatt- Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2022	% of Revenues	2021	% of Revenues
Consumer and athlete direct revenues	$1,928,171	3%	$1,519,454	3%
Dealer direct revenues	13,781,437	21%	14,401,624	29%
International distributor revenues	49,715,562	76%	33,376,783	68%
	$65,425,170	100%	$49,297,861	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2022 and December 31, 2021 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts was $372,889 at September 30, 2022 and $291,584 at December 31, 2021.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2022, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2022, the Company had 471,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 351,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

In January 2022, the Company issued 78,000 shares of common stock to an employee who exercised stock options. In March 2022, the Company issued 40,000 shares of common stock to two employees who exercised stock options. In May 2022, the Company issued 35,209 shares of common stock to an employee who exercised stock options in a cashless exercise.

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2022 was $82,530. As of September 30, 2022, there was $0 of unrecognized compensation cost related to unvested stock options.

Stock-based compensation expense related to vested restricted stock awards during the nine months ended September 30, 2022 was $360,720. As of September 30, 2022, there was $120,240 of unrecognized compensation cost related to unvested restricted stock.

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

Accounting Pronouncements Not Yet Adopted - In September 2022, the FASB issued ASU No. 2022-04, "Liabilities-Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations." This ASU requires a buyer that uses supplier finance programs to make annual disclosures about the programs' key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The guidance is effective for the Company beginning on January 1, 2023, except for the rollforward, which is effective beginning on January 1, 2024. The Company is currently evaluating the impact of the new guidance and does not expect it to have a material impact on the Company's consolidated financial statements.

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

Note 13 - Risks and Uncertainties

The Company believes that any impact to its operations from continued COVID-19 developments worldwide will be primarily driven by the duration and severity of the pandemic, its impact on the global economy, and the timing, scope and effectiveness of governmental response, including China's ongoing COVID-19 restrictions. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout the U.S., Europe, and China, and will bring about an end to any remaining restrictions, and their potential effect on the Company's manufacturing and distribution partners. Any continued mutation and spread of the virus and the reintroduction of global restrictions or the occurrence of any other catastrophic events, could have a negative impact on sales revenue for the coming periods and beyond.

The ongoing turmoil in the global economy caused by high inflation in the U.S., Asia and Europe markets where we operate, and the on-going conflict in Ukraine, may have an adverse impact on our financial operations. The global economic turmoil may reduce consumer spending and demand levels worldwide, including demand for our products. The significantly elevated inflation levels worldwide has also exposed us to foreign exchange risk. Approximately 78% of our sales are derived in international markets where the U.S. dollar is not the primary currency, and the significant strengthening of the U.S. dollar versus our customers' local currency can adversely affect consumer spending or our ability to remain competitive in those areas.

Note 14 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

The Company entered into a Premium Finance Agreement with AON Premium Finance, LLC "AON" dated October 25, 2022, to finance its U.S short-term insurance over the period of coverage. The Company is obligated to pay AON an aggregate sum of $1,235,372 in ten payments of $123,537, at a fixed annual interest rate of 8.250% commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AON has the right to accelerate the payment due under the agreement.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR17.9694 for its September 30, 2022 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2022, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories since the initial stages of the pandemic, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the nine months ended September 30, 2022. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The continued mutation and spread of the virus, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine-month periods ended September 30, 2022 and 2021 included herein.

Comparison of Three Months Ended September 30, 2022 and Three Months Ended September 30, 2021

The following table summarizes the results of our operations during the three-month periods ended September 30, 2022 and 2021 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,		Increase (Decrease)	Percentage Increase (Decrease)
Item	2022	2021

REVENUES	$23,258,752	$22,100,827	$1,157,925	5%
COST OF REVENUES	13,122,213	12,571,692	$550,521	4%
GROSS PROFIT	10,136,539	9,529,135	$607,404	6%
PRODUCT ROYALTY INCOME	74,411	58,246	$16,165	28%
OPERATING EXPENSES
Salaries and Wages	1,274,554	975,676	$298,878	31%
Commissions and Consulting	143,691	144,837	$(1,146)	-1%
Professional Fees	166,537	510,713	$(344,176)	-67%
Advertising and Marketing	1,166,804	633,915	$532,889	84%
Office Lease and Expenses	145,499	99,314	$46,185	47%
Research and Development Costs	501,604	468,922	$32,682	7%
Bad Debt Expense	97,325	42,197	$55,128	131%
General and Administrative	977,796	691,696	$286,100	41%
Depreciation	264,923	265,777	$(854)	0%
Total Operating Expenses	4,738,733	3,833,047	$905,686	24%
INCOME FROM OPERATIONS	5,472,217	5,754,334	$(282,117)	-5%
Other Income	7,784	1,413	$6,371	451%
INCOME BEOFRE INCOME TAXES	5,480,001	5,755,747	$(275,746)	-5%
Income Taxes	1,391,878	1,467,936	$(76,058)	-5%
NET INCOME	$4,088,123	$4,287,811	$(199,688)	-5%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended September 30, 2022 were $23.26 million, a 5% increase, compared to $22.10 million for the quarter ended September 30, 2021. This increase in worldwide revenues is primarily attributable to a $2.04 million increase in helmet sales, a $1.8 million increase in other products, parts and accessories, that were partially offset by a $1.85 million decrease in body armor and a $0.81 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States increased from $4.31 million, to $5.42 million, for the three months ended September 30, 2022 and 2021, respectively.  Revenues associated with international customers were $17.84 million and $17.79 million, or 77% and 81% of revenues, respectively, for the three months ended September 30, 2022 and 2021, respectively.

The following table sets forth our revenues by product line for the quarter ended September 30, 2022 and 2021:

	Three months ended September 30,
	2022	% of Revenues	2021	% of Revenues
Neck braces	$1,894,839	8%	$2,708,364	12%
Body armor	10,519,065	45%	12,365,185	56%
Helmets	4,359,829	19%	2,320,111	11%
Other products, parts and accessories	6,485,019	28%	4,707,167	21%
	$23,258,752	100%	$22,100,827	100%

Sales of our flagship neck brace accounted for $1.89 million and $2.71 million, or 8% and 12% of our revenues for the quarters ended September 30, 2022 and 2021, respectively. The 30% decrease in neck brace revenues is primarily attributable to a 24% decrease in the volume of neck braces sold to our customers globally, when compared to the third quarter of 2021, which was a particularly strong quarter for neck brace sales. Neck brace volumes in the third quarter of 2021 had increased by 181% over the prior year period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $10.52 million and $12.37 million, or 45% and 56% of our revenues for the quarters ended September 30, 2022 and 2021, respectively. The 15% decrease in body armor revenues during the 2022 third quarter is primarily the result of a 30% decrease in upper body armor revenues, when compared to the third quarter of 2021, which was an exceptionally strong quarter for upper body armor revenues.  Upper body armor revenues in the third quarter of 2021 had increased by 114% when compared to the prior year period.

Our helmet sales accounted for $4.36 million or 19% of our revenues for the quarter ended September 30, 2022, as compared to $2.32 million or 11% of our revenues for the three months ended September 30, 2021. The 88% increase in helmet sales during the third quarter is primarily due to exceptional global demand for our redesigned MOTO helmet line-up for off-road motorcycle use.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $6.49 million and $4.71 million, or 28% and 21% of our revenues for the quarters ended September 30, 2022 and 2021, respectively.  The 38% increase in revenues from the sale of other products, parts and accessories during the 2022 third quarter is primarily due to a 51% increase in the sales volume of our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use, respectively.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2022 and 2021 were $13.12 million and $12.57 million, respectively. Gross Profit for the quarters ended September 30, 2022 and 2021 were $10.14 million and $9.53 million, respectively, or 44% and 43% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 8% and 12% of our revenues for the quarters ended September 30, 2022 and 2021, respectively, our gross profit improved during the third quarter of 2022 due to a stabilization in global and domestic shipping and logistics costs, when compared to the three month period ended September 30, 2022.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2022 and 2021 were $74,411 and $58,246, respectively. The 28% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2022 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2022 and 2021 were $1,274,554 and $975,676, respectively. The 31% increase in salaries and wages during the 2022 period was primarily due to the employment of additional sales, marketing and brand management personnel in the United States and abroad as we continue to expand and build our selling activities globally in order to facilitate growth.  Additionally, share compensation costs relating to a share issuance made to key personnel contributed to the increase in salaries and wages for the 2022 period.

Commissions and Consulting Expense - During the quarters ended September 30, 2022 and 2021, commissions and consulting expenses were $143,691 and $144,837, respectively. The 1% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions and incentives paid to external sales representatives in the United States, that were partially offset by an increase in commissions and incentives paid to internal, Company employed sales representatives, in line with an increase in sales growth in the region and our continued drive to build out a strong domestic employee sales force.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2022 and 2021 were $166,537 and $510,713, respectively. The 67% decrease in professional fees is primarily due to a decrease in product liability litigation expenses incurred during the 2022 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended September 30, 2022 and 2021 were $1,166,804 and $633,915, respectively. The 84% increase in advertising and marketing expenditure during the 2022 period is primarily due to an increase in global coordinated marketing campaigns undertaken in conjunction with our distribution partners and a return to industry tradeshows. During the 2022 period, the Company successfully partnered with its distribution partners in a cost sharing initiative designed to create synchronized launch campaigns, and returned to trade shows that were previously not well attended due to COVID-19 related travel restrictions.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2022 and 2021 were $145,499 and $99,314, respectively.  The 47% increase in office lease and expenses during the 2022 period is primarily due to additional warehouse storage rented in the United States as the Company continues to expand its Reno, Nevada warehousing capability to accommodate storage and distribution of its expanding line up of protective gear.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2022, increased to $501,604, from $468,922 during the same 2021 quarter. The 7% increase in research and development costs during the 2022 third quarter is primarily due to the employment of professional product development, design, and quality control personnel, in order to continue the refinement of the Company's product categories and the expansion of our pipeline of innovative cutting-edge products.

Bad Debt Expense - Bad debt expense for the quarters ended September 30, 2022 and 2021 were $97,325 and $42,197, respectively. The 131% increase in bad debt expense is primarily the result of an increase in the provision for unrecoverable debts relating to the Company's international sales.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2022 and 2021 were $977,796 and $691,696, respectively. The 41% increase in general and administrative expenses is primarily due to an increase in product and general liability insurance premiums paid during the 2022 period and a significant increase in staff travel activity related to product development, industry trade shows and domestic customer sales visits, in line with a relaxation of COVID-19 related travel restrictions.

Depreciation Expense - Depreciation expense for the quarters ended September 30, 2022 and 2021 were $264,923 and $265,777, respectively. The marginal decrease in depreciation during the 2022 third quarter is primarily due to a decrease in depreciation expenses relating to mold and tooling items that had been fully depreciated, and were partially offset by the addition of warehouse racking and inventory management equipment utilized at the expanded Company's Reno, Nevada warehouse and the addition of upgrades to the Company's direct to consumer website to facilitate an increase in selling activity.

Total Operating Expenses - Total operating expenses increased by $905,686, to $4.74 million, in the quarter ended September 30, 2022, or 24%, compared to $3.83 million in the 2021 period. This increase is primarily due to increases in advertising and marketing, salaries and general and administrative costs, that were partially offset by the decrease in professional fees mentioned in this report.

Net Income - The net income after income taxes for the quarter ended September 30, 2022 was $4.09 million, as opposed to a net income of $4.29 million for the quarter ended September 30, 2021. This 5% decrease in net income is primarily due to the increase in total operating costs, that were partially offset by the increase in revenues and gross profit discussed above.

Comparison of Nine Months Ended September 30, 2022 and Nine Months Ended September 30, 2021

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2022 and 2021 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,		Increase (Decrease)	Percentage Increase (Decrease)
Item	2022	2021

REVENUES	$65,425,170	$49,297,861	$16,127,309	33%
COST OF REVENUES	38,017,469	27,523,233	$10,494,236	38%
GROSS PROFIT	27,407,701	21,774,628	$5,633,073	26%
PRODUCT ROYALTY INCOME	200,221	141,535	$58,686	41%
OPERATING EXPENSES
Salaries and Wages	3,897,693	2,813,024	$1,084,669	39%
Commissions and Consulting	456,911	581,485	$(124,574)	-21%
Professional Fees	505,305	971,969	$(466,664)	-48%
Advertising and Marketing	2,526,808	1,669,648	$857,160	51%
Office Lease and Expenses	546,398	273,887	$272,511	99%
Research and Development Costs	1,516,147	1,319,183	$196,964	15%
Bad Debt Expense	101,680	56,290	$45,390	81%
General and Administrative	2,399,899	1,830,055	$569,844	31%
Depreciation	829,790	744,713	$85,077	11%
Total Operating Expenses	12,780,631	10,260,254	$2,520,377	25%
INCOME FROM OPERATIONS	14,827,291	11,655,909	$3,171,382	27%
Other Income	5,592	1,354	$4,238	313%
INCOME BEOFRE INCOME TAXES	14,832,883	11,657,263	$3,175,620	27%
Income Taxes	3,795,085	2,899,966	$895,119	31%
NET INCOME	$11,037,798	$8,757,297	$2,280,501	26%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the nine-month period ended September 30, 2022 were $65.43 million, a 33% increase, compared to revenues of $49.30 million for the period ended September 30, 2021. This increase in worldwide revenues is primarily attributable to a $7.54 million increase in helmet sales, a $5.87 million increase in other products, parts and accessory sales and a $4.2 million increase in body armor sales, that were partially offset by a $1.48 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States decreased from $14.79 million to $14.57 million, for the nine months ended September 30, 2022 and 2021, respectively. Revenues associated with international customers were $50.86 million and $34.51 million, or 78% and 70% of revenues, respectively, for the nine months ended September 30, 2022 and 2021.

The following table sets forth our revenues by product line for the nine months ended September 30, 2022 and 2021:

	Nine months ended September 30,
	2022	% of Revenues	2021	% of Revenues
Neck braces	$4,741,028	7%	$6,224,054	13%
Body armor	32,513,336	50%	28,309,938	57%
Helmets	12,426,220	19%	4,886,324	10%
Other products, parts and accessories	15,744,586	24%	9,877,545	20%
	$65,425,170	100%	$49,297,861	100%

Sales of our flagship neck brace accounted for $4.74 million and $6.22 million, or 7% and 13% of our revenues for the nine-month periods ended September 30, 2022 and 2021, respectively. The 24% decrease in neck brace revenues is primarily attributable to a 25% decrease in the volume of neck braces sold globally, when compared to the nine months ended September 30, 2021, which was a particularly strong period for neck brace sales. Neck brace volumes for the first nine months of 2021 had increased by 67% over the prior year period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $32.51 million and $28.31 million, or 50% and 57% of our revenues for the nine-month period ended September 30, 2022 and 2021, respectively. The 15% increase in body armor revenues was primarily the result of continued global shipments of the off-road motorcycle boots and mountain biking shoes comprising our footwear category.

Our Helmets accounted for $12.43 and $4.89 million, or 19% and 10% of our revenues for the nine-month periods ended September 30, 2022 and 2021, respectively. The 154% increase in helmet sales during the 2022 period is primarily due to continued strong demand for the Company's expanding and award-winning MTB helmet line up and redesigned MOTO helmet offering for off-road motorcycle use in the United States and abroad.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $15.74 million and $9.88 million, or 24% and 20% of our revenues for the nine-month periods ended September 30, 2022 and 2021, respectively. The 59% increase in revenues from the sale of other products, parts and accessories is primarily due to strong demand for our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use, respectively.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2022 and 2021 were $38.02 million and $27.52 million, respectively. Gross Profit for the nine-month periods ended September 30, 2022 and 2021 were $27.41 million and $21.77 million, respectively, or 42% and 44% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 7% and 13% of our revenues for the nine-month periods ended September 30, 2022 and 2021, respectively.  Additionally, revenues associated with international customers were 78% and 70% of our revenues for the nine months ended September 30, 2022 and 2021, respectively, with revenues associated with international distribution customers continuing to generate a lower gross profit margin than direct dealer sales in the United States.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2022 and 2021 were $200,221 and $141,535, respectively. The 41% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2022 period.

Salaries and Wages - Salaries and wages for the nine-month periods ended September 30, 2022 and 2021 were $3,897,693 and $2,813,024, respectively. The 39% increase in salaries and wages during the 2022 period was primarily due to the employment of additional sales and warehousing personnel in the United States as we continue to expand and build our selling activities to facilitate growth.  Additionally, share compensation costs relating to a share issuance made to key personnel contributed to the increase in salaries and wages for the 2022 period.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2022 and 2021, commissions and consulting expenses were $456,911 and $581,485, respectively. This 21% decrease in commissions and consulting expenses during the 2022 period is primarily due to a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States, in line with a decrease in sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2022 and 2021 were $505,305 and $971,969, respectively. This 48% decrease in professional fees is primarily due to a decrease in expenditure on product liability litigation during the 2022 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2022 and 2021 were $2,526,808 and $1,669,648, respectively. The 51% increase in advertising and marketing expenditure during the 2022 period is primarily due to the production, execution and synchronization of global marketing campaigns that incorporate high caliber athlete sponsorships, industry trade shows and event attendance activities, and other coordinated global marketing plans designed to market the Company's product offering to a wider group of riders and enthusiasts and continue building a globally recognizable and respected consumer brand.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2022 and 2021 were $546,398 and $273,887, respectively. The 99% increase in office lease and expenses during the 2022 period was primarily due to additional warehouse storage rented in the United States as the Company continues to expand its Reno, Nevada warehousing facility to accommodate storage and sales of its expanding line up of protective gear categories.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2022 and 2021, increased to $1,516,147, from $1,319,183, during the same 2021 period. The 15% increase in research and development costs during the 2022 period is primarily due to the employment of industry specific product development, engineering, design and quality management professionals as the Company continues to refine its widening product categories and expand a pipeline of innovative products.

Bad Debt Expense - Bad debt expense for the nine-month periods ended September 30, 2022 and 2021 were $101,680 and $56,290, respectively. This 81% increase in bad debt expense during the 2022 period is primarily the result of an increase in the provision for unrecoverable debts relating to the Company's international customers.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2022 and 2021 were $2,399,899 and $1,830,055, respectively. The 31% increase in general and administrative expenses during the 2022 period is primarily as a result of an increase in expenditures on product liability, general risk and directors' and officers' insurance premiums during the 2022 period, as the Company expands its product offering and due to the increase in sales over the period.  Additionally, travel expenditures increased in line with a relaxation of COVID-19 related travel restrictions and an increase in marketing, industry tradeshow and sales travel activity.

Depreciation Expense - Depreciation Expense for the nine-month periods ended September 30, 2022 and 2021 were $829,790 and $744,713, respectively. This 11% increase in depreciation during the 2022 period is primarily due to the addition of warehouse racking and inventory management equipment utilized at the expanded Company's Reno, Nevada warehouse and upgrades to the Company's direct to consumer website in order to facilitate an increase in selling activity.

Total Operating Expenses - Total operating expenses increased by $2.52 million to $12.78 million, in the nine-month period ended September 30, 2022, compared to $10.26 million in the nine-month period ended September 30, 2021. This increase in total operating expenses during the 2022 period is primarily due to increases in salaries, advertising and marketing, general and administrative, warehouse leasing, and research and development costs, that were partially offset by the decrease in professional fees and commissions paid mentioned in this report.

Net Income - Net income after income taxes for the nine-month period ended September 30, 2022 was $11.04 million, as opposed to net income after income taxes of $8.76 million for the nine-month period ended September 30, 2021.  This increase in net income during the 2022 period is primarily due to the increase in revenue and gross profit discussed above.

Liquidity and Capital Resources

At September 30, 2022, we had cash and cash equivalents of $4.84 million and $0.06 million of short-term investments. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30,
	2022	2021
Net cash provided by operating activities	$1,748,661	$1,145,417
Net cash used in investing activities	$(821,740)	$(892,662)
Net cash used in financing activities	$(634,379)	$(534,948)
Effect of exchange rate changes on cash and cash equivalents	$(479,710)	$(98,178)
Net decrease in cash and cash equivalents	$(187,168)	$(380,371)
Cash and cash equivalents at the beginning of period	$5,022,436	$2,967,042
Cash and cash equivalents at the end of period	$4,835,268	$2,586,671

Cash decreased by $187,168 or 4%, for the nine months ended September 30, 2022, when compared to cash on hand at December 31, 2021.  The primary sources of cash for the nine months ended September 30, 2022 were net income of $11,037,798, decreased prepaid expenses of $2,845,924 and increased income taxes payable of $2,073,221. The primary uses of cash for the nine months ended September 30, 2022 were increased accounts receivable of $9,925,342, increased inventory of $4,088,914, decreased accounts payable and accrued expenses of $2,136,609, capital expenditures of $865,204 and the repayment of a short term loan amounting to $ 832,089.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter.  During the quarters ended September 30, 2022 and 2021, the Company paid an aggregate of $40,062 and $58,085 in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2022 and 2021, the Company paid an aggregate of $10,016 and $14,515, in licensing fees to Mr. De Villiers.

From May 15, 2015 through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement.  Either party had the right to terminate the agreement for convenience, upon nine months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services. On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations.  The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing  services, and on substantially the same terms and conditions as the terminated agreement. During the quarters ended September 30, 2022 and 2021, the Company recognized an aggregate of $0 and $126,699, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%).  The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon nine months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.  The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. Accordingly, effective January 1, 2022, the Company's monthly fee to Innovation, increased to $43,289. During the quarters ended September 30, 2022 and 2021, the Company recognized an aggregate of $129,867 and $0, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated May 27, 2022, between the Company and Aon Premium Finance, LLC, or APF, the Company is obligated to pay APF an aggregate sum of $80,233 in eleven monthly payments on a sliding scale, as follows, $37,381, $37,381, $1,172, $ 1,172, $ 1,172 and thereafter six payments of $326, at a 6.360% annual interest rate, commencing on June 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement would be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of September 30, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated September 20, 2022, between the Company and APF, the Company is obligated to pay APF an aggregate sum of $138,470 in seven payments of $19,781, at a 6.360% annual interest rate, commencing on October 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of September 30, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated October 25, 2022, between the Company and APF, the Company is obligated to pay APF an aggregate sum of $1,235,372 in ten payments of $123,537, at a 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points, commencing January 1, 2019, and any unpaid principal, interest, or other charges outstanding under the agreement were due and payable on the November 19, 2020, maturity date.  On November 5, 2020, the Company and the bank agreed to extend the line of credit facility through November 19, 2021, with retroactive effect on October 27, 2020.  The renewed line of credit also featured an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points, and secured the Company's obligations with Company-owned equipment and fixtures, accounts receivable and inventory in the U.S.. On March 1, 2021, the Company and the bank agreed to an extension of the line of credit facility through February 28, 2022, with retroactive effect on February 17, 2021, and to increase the facility amount to 1,500,000. On January 21, 2022, the Company and the bank agreed to extend the line of credit facility through February 28, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. As of September 30, 2022, no amounts were advanced to the Company from the $1,500,000 line of credit facility.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of September 30, 2022, $214,429 of the Equipment Note was outstanding.

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

Our standard distributor payment terms range frompre-payment in full to 60 days after shipment and subsequent sales of our products by distributors have no effect on the amount and timing of payments due to us, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods.  In performing such evaluations, we utilize historical experience, sales performance, and credit risk requirements.  Furthermore, products purchased by distributors may not be returned to us in the event that any such distributor relationship is terminated.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2022 and December 31, 2021 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $372,889 at September 30, 2022 and $291,584 at December 31, 2021.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information.  The reserve for obsolescence was $265,084 at September 30, 2022 and $116,183 at December 31, 2021.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended September 30, 2022 and 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2022, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

PART II

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

On April 3, 2018, a wrongful death lawsuit was filed against the Company in Superior Court of California, Imperial County, and subsequently removed to USDC San Diego. The claims asserted included strict liability, negligence, failure to warn, and breach of implied and express warranties. After facing a vigorous defense, the plaintiffs agreed to a confidential settlement dismissing all claims against the Company. The Court granted a final dismissal order on August 18, 2022.

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

Date: November 9, 2022	LEATT CORPORATION

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