Form 10-K
period 2022-12-31
Leatt Corp
filed 2023-03-28
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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
Yes [_] No [X]

As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $68,199,426. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 5,971,340 outstanding as of March 20, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2022

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

•  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR16.9736 for its December 31, 2022 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard, as well as with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5 and Moto 3.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard.

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

Leatt earns revenues through the sale of its products through approximately 56 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

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

Establishment of Two Eleven, Leatt Prop and Leatt USA

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

Leatt Prop (Proprietary) Limited, a South African company, was established on June 24, 2022, by the Company, as its wholly-owned subsidiary, for the purpose of purchasing immoveable property in South Africa. The Company has not moved forward with its original plan and Leatt Prop remains dormant.

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

We believe that we have gained our market share largely due to the innovation and quality of our products, the growth of the market, growth of our product range, our increased marketing efforts, and our steps to secure our international patents and protect our patents from infringement.

Downhill and Cycling Market

We design and sell neck braces, helmets, protective gear, shoes and clothing for the downhill and cycling market. We entered this market focusing on downhill cycling, which requires a full-face helmet. We have since expanded our protective gear range to address the needs of mountain biking and a wider cycling audience. The downhill and cycling market is now our second largest market.

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

The latest range of Neck Braces are designed for both the powersports market and bicycle markets, includes the Neck Brace 6.5 which is a full carbon brace, Neck Brace 5.5, which is fully adjustable, the Neck Brace 5.5 Junior, which is fully adjustable and designed for junior riders, Neck Brace 4.5, is the latest addition to the range and mid-way between the 3.5 and 5.5 in the way of adjustment and pricing, the award-winning Neck Brace 3.5, which is competitively priced, and the Neck Brace 3.5 Junior, designed for junior athletes at a very competitive price.

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

The Moto helmet range, designed for off-road motorcycle riders, consists of the Moto 9.5 Carbon Helmet, which is the latest premium carbon shell helmet in the range, Moto 8.5 Helmet which is a race-ready, composite shell, lightweight and super-ventilated helmet, and Moto 7.5 Helmet which has a lightweight, super-ventilated injected polymer compound shell. The Moto 3.5 Helmet is a polymer helmet with 360-degree turbine technology with multi-density impact foam at a competitive price point, and the Moto 3.5 Junior Helmet, which is a polymer helmet designed for young riders at a competitive price point. Lastly, the latest addition to the range is the Moto 2.5 Helmet, which provides riders with a polymer compound helmet with 360-degree turbine technology at the most competitive price point in the range. All these latest helmets meet DOT and ECE 22.06 standards.

The MTB helmet range consists of the premium Helmet MTB Gravity 8.0, which is a well-ventilated composite helmet made specifically to suit downhill and BMX riders' requirements which has passed Motorcycle ECE standard and ASTM certified, the Helmet MTB Gravity 4.0, which is a DH certified lightweight polymer shell with maximized ventilation, the latest addition to this range is the Helmet MTB Gravity 2.0, which is a DH certified ASTM polymer shell with stainless steel mesh vents for added protection against debris, the Helmet MTB Gravity 1.0, which is a polymer helmet with 360-degree turbine technology at a competitive price point, and the Helmet MTB Gravity 1.0 Junior which is a helmet with downhill certified ASTM junior shell designed for young riders at a competitive price point.

The MTB helmet range also has helmets designed for Enduro rider's requirements: the Helmet MTB Enduro 4.0, which has a DH certified lightweight polymer shell with removable chin bar with easy-fit attachment system.

The Company also has a range of half shell helmets for off-road cyclists which incorporates the 360-degree Turbine technology for concussion and brain rotation safety. The Helmet MTB All-Mountain 4.0, this helmet is the premium lightweight polymer half shell helmet with in-molded EPS and EPO impact foam for superior energy absorption, the Helmet MTB All-Mountain Helmet 3.0, which is a half shell polymer compound helmet for cyclists, the Helmet MTB Trail 3.0, is a new lightweight all-purpose MTB helmet with PowerBridge in-molded force absorber is designed for trail riding, cross country training and back country or gravel adventures, the Helmet MTB Trail 2.0, is a lightweight polymer shell with MaxiFlow impact foam air channels, the Helmet MTB All Mountain 1.0, which is the most competitively priced helmet in this range which offers protection around the head and a deeper rear coverage, and the Helmet MTB All-Mountain 1.0 Junior, is the lightweight junior helmet at a competitive price which offers protection around the head and a deeper rear coverage.

The Company introduced the Helmet MTB Urban 1.0 designed for riding on the busy streets which incorporates 360-degree Turbine technology for concussion and brain rotation safety and has now extended the range to include a junior offering, and the Helmet MTB Urban 1.0 Junior.

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

In 2014, we expanded into shoulder and knee-brace markets with the addition of our shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allows us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include: the Knee Brace C-Frame Pro Carbon, which is the premium knee protection in the range; the Knee Brace C-Frame Hybrid, which is slimmer than the Pro Carbon model to fit race pants while retaining the stiff chassis of the mono hinge; the Knee Brace X-Frame, which is injected carbon cage-type knee protection; the X-Frame Hybrid knee brace, which includes a sleeve with Airflex impact gel knee cup with hard shell for ultimate knee brace comfort; and the Knee Brace Z-Frame, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Knee Brace C-Frame Junior and Knee Brace Z-Frame Junior, both of which are designed for younger athletes.

In 2019, we launched our innovative 5.5 FlexLock Boot range, consisting of the 5.5 Flexlock Boot and the 5.5 Flexlock Enduro Boot. These Boots are designed to be an essential part of any rider's motocross riding kit. Our Boots feature the SlideLock system for an outstanding first-class fit, a low-profile toe box for easy gear shifting, and an incredible FlexLock system that is proven to reduce ankle forces by up to 37% and knee forces by up to 35% upon impact, when compared to an industry leading competitor boot. The 4.5 Boot range, consisting of the 4.5 Boot, the 4.5 Enduro Boot and the 4.5 Boot HydraDriTM, all of which include a SlideLock system, auto-locking one way sliding closure for great seal at top of boot, extended foot peg riding zone for arch and on the toes riding style, and a reinforced steel shank. The latest addition is the 3.5 Boot range, consisting of 3.5 Boot and the 3.5 Boot Junior, which also features the SlideLock system at a competitive price point. All boot ranges are CE tested and certified and are available in a range of colors.

In 2020, we launched the latest new product category, our MTB shoes. The Clip range includes various styles of shoes with the ClipGrip SPD channels. The range is the Shoe 6.0 Clip, this is a lightweight trail shoe with ATOP lace system, the Shoe 5.0 Clip, with 3-layer waterproof breathable fabric and concealed speed lace compression system, the Shoe 4.0 Clip, which is designed for all-weather enduro and downhill riders. The latest addition is the Shoe 4.0 Clip Pro, which features a micro-adjuster MOZ cable fit system, whereas the standard Shoe 4.0 Clip has laces.

The MTB shoe range also includes four MTB shoes designed to satisfy any rider's needs: the premium Shoe 3.0 Flat and the Shoe 2.0 Flat incorporating FlatGrip sole technology with optimized grip pattern and mudflow channels; the Shoe 3.0 Flat Pro, which also features a micro-adjuster MOZ cable fit system, and the Shoe 1.0 Flat, which is a comfortable sneaker sole with great pedal compatibility at a competitive price.

The Company also recently introduced MTB shoes designed for female and junior riders. The Shoe 6.0 Clip Women and Shoe 2.0 Flat Women has the same features as the men's offering but is sized and styled for the female consumers. The Shoe 2.0 Flat Junior features the same FlatGrip Sole with optimized waffle grip pattern and mud flow channels designed for junior riders.

Our team is committed to consistently expanding, updating and refining these products based on consumer feedback and demand on an annual basis. The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our products have achieved CE certification when necessary. To view a detailed listing of these products please see our website: www.leatt.com .

Other Products, Parts and Accessories

Goggles

In 2019, we launched our Leatt Goggle range, developed with WideVision anti-glare, anti-fog technology and bullet-proof tested to military ballistic standards for durability. The goggles also feature a detachable nose piece for multi-purpose use, easy clip-in / clip-out and self-draining frames, and nine anti-fog lenses that provide the same fit for the entire line-up, ranging from 20-83% Visible Light Transmission (VLT). Currently, our full range of goggles has grown to include ten models of goggles with a variety of interchangeable lenses and color options to meet all our riders' requirements.

Leatt Apparel Range

The Leatt Apparel Range is the fastest growing product category in the Leatt range of products. In 2015, we introduced a new product category of gloves to our apparel products and expanded our offering of cooling apparel products. We have since added a variety of apparel products for off-road motorcycle riders and bicycle riders, including our award-winning mono suits, jackets, jerseys, pants, shorts, socks, and gloves. All products in this range come in a variety of trendy colors and are designed in line with the latest international fashion trends. We are continuously expanding our range to appeal to a wider range of consumers.

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

• Design & Innovation 2023 Awards: The Mono Suit MTB HydraDriTM 5.0 won a Design and Innovation Award for 2023. The Design & Innovation jury of bicycle industry experts seeks to recognize bicycles and bicycle products.

• Design & Innovation 2023 Awards: The Leatt MTB 3.0 Enduro helmet won a Design and Innovation Award for 2023. The Design & Innovation jury of bicycle industry experts seeks to recognize bicycles and bicycle products.

We believe that the premium quality of Leatt-Brace® products has resulted in increased sales since inception. We have sold in excess of 940,000 units of Leatt-Brace® products worldwide to date.

Manufacturing.

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there based on agreed standard operating terms. We are also building manufacturing capacity outside of China, namely in Thailand and Bangladesh. We do not currently have any material written agreements with our neck brace third-party manufacturers but will include any such future material written agreement with our periodic filings. We offer a warranty on our products based on the legal requirements of the specific geographical region that our customers reside in. Products purchased through international sales are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents globally.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer in order to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2022 and 2021, were not material and we do not foresee these amounts being material in the near future.

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

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for neck braces sold by certain international brands. Leatt sells its products directly to dealers in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 56 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

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

We generate revenue both in the United States and internationally. For the years ended December 31, 2022 and 2021, annual revenues associated with international customers were $59,020,266 and $52,337,504, or 77% and 72% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2022. For the years ended December 31, 2022 and 2021, our largest customer accounted for approximately 9% and 10% of our annual U.S. revenue, respectively. As of December 31, 2022, and 2021, $45,030 and 0.3% and $254,477 and 2% of our accounts receivable, was due from this customer.

For both years ended December 31, 2022 and 2021, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 12% and 10% of our annual international revenue. As of December 31, 2022 and 2021, $1,812,924 or 11% and $1,273,532, or 10% of our accounts receivable, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 858 active distributors and dealers who stock Leatt products in the U. S. and approximately 237 active dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2022 and 2021 were $3,342,791 and $2,170,788, respectively, representing approximately 4% and 3% of our revenues, respectively.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

• Regional Distribution. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as motorcycle manufacturers and racing teams. The resultant interest and the expected demand for our products prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned Nevada subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international third-party distributors who are selected by our management team based on their financial status, distribution abilities and creditworthiness, their location in major geographic territories, their marketing and media presence and their portfolio of leading motorcycle brands and accessories as well as their reputation among industry players. We are working on developing our bicycle distribution network throughout the world by appointing new distributors and dealers with a specific focus on the bicycle market. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base. In the U.S. we are expanding and upgrading our dealer network and sales management team.

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

Our research and development expenses for the fiscal years ended December 31, 2022 and 2021 amounted to $2,179,996 and $1,826,846, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. According to the 2022 Racer X Readers' Choice Survey discussed elsewhere herein and available at https://rx.iscdn.net/media-kit/2023/01/277_readers-choice-survey-results-2022-1.pdf , our major competitors in the neck brace market is Atlas Brace USA, LLC, Alpinestars S.p.A and EVS Sports; our major competitor in the knee brace market is EVS Sports; and our major competitor in the body protection, apparel and helmet market is Fox Racing.

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

• Sale and Distribution Channels: Our ability to attract top tier distribution and retail sales channels for the sale of our products is a competitive advantage. These distributors have the financial and distribution resources and relationships to penetrate existing product categories within dealerships and reach a wide geographical dealer network and ultimately consumer base. The Company sells its products to consumers through a global network of approximately 56 global distributors, including the Company's U.S. subsidiary, Two Eleven, and its South African subsidiary, Leatt SA. The Company exercises control over this distribution network through its establishment of standard business terms and guidelines for the sale and distribution of its products to retailers worldwide, and through its direct control of Two Eleven and Leatt SA, the exclusive distributors of Leatt products to retailers in the US and South Africa, respectively. Our research and development and marketing teams also work closely with distributors to educate their sales forces about technical innovations in our products, and to provide support in the marketing and other promotion of our products. We believe that our increase in worldwide sales and our continued expansion into global markets is a testament to the efficiency and effectiveness of our worldwide distribution channels.

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

Xceed has licensed to us thirty-five utility patents registered in various countries for the Neck Brace with renewal dates ranging from March 2023 to April 2025. Furthermore, we have a license for six European and U.S. patent designs covering various Neck Brace designs, three expire in 2023 and 2025, while the remainder have renewal dates in 2025 and 2027.

We hold one South African patent for the shoulder brace, and one South African patent for the Chest protector, both have renewal dates in 2023. We hold knee brace patents in both U.K and Germany with renewal dates in 2023. We hold one design patent in Europe for our MTB shoe sole design which is renewable in 2025.

We hold patents for goggles in both U.K and Germany with renewal dates in 2023. We hold one patent application for goggles pending in the U.S.A, where patents are only renewable once they are granted. We filed a PCT patent application for goggles in 2023 which is currently pending. We hold four design patents for goggles in Europe, with renewal dates in 2024, 2025, and 2027. We hold one design patent for goggles in the U.S.A, we also hold four design patent applications for goggles pending in the U.S.A.

We hold patents for our Turbine helmet in Australia, Hong Kong, Germany, and the U.K. which all have renewal dates in 2023. The European patent application for our Turbine helmet on which the U.K. and German patents are based is opposed. We also hold a patent for our Turbine Helmet in the U.S.A which is renewable in 2025, and we hold another patent application pending in the U.S.A. We hold two U.S.A. design patents, one for our visor screw and the other for our hydration system, these patents expire in 2031 and 2030, respectively. We hold one European design patent for our visor screw and hydration system that is renewable in 2024.

We hold design patents for the STX Neck Brace in Japan, Europe, and the U.S.A. The design patents in Japan and Europe are renewable in 2023 and 2025, respectively. The design patent in U.S.A. expires in 2026. We hold a design patent for a Neck Brace sock kit in the U.S.A. which expires in 2024.

We hold a Flexlock Boot patent in the U.S.A., U.K., Germany, Italy, and Thailand which are renewable in 2025 and 2023, respectively. We hold a patent for boots in the U.K which is renewable in 2024. We hold two patent applications for boots in both U.S.A. and Germany which are currently pending. The renewal date for the boot patent application in Germany is 2024. We hold a boot design patent in Europe which is renewable in 2024 and a boot design patent in the U.S.A.

We hold three patents for a jacket in Germany, U.K., and U.S.A. which are up for renewal in 2024. We hold patents for our hoodies with a magnetic fixture in the U.K. and U.S.A., which are renewable in 2023 and 2026, respectively. We hold a patent application for our hoodie with a magnetic fixture in Germany which is currently pending and renewable in 2023.

We hold a design patent for an NFL product in the U.S.A. We filed a patent application in the U.K for a bicycle handlebar product in 2022, which is currently pending.

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

We have extensive licensed and registered trademarks. Leatt® is trademarked in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Indonesia, Japan, Mexico, New Zealand, South Africa, Taiwan, U.S.A and U.K. in multiple classes depending on the jurisdiction. These multiple trademarks have renewal dates between 2026 and 2033. We also have a pending application for Leatt™ in Thailand. Leatt-Brace® has been trademarked in China, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2024 and 2031. APLT® and Alternative Load Path Technology® trademark is registered in U.S.A. in class 9 renewable in 2031 and 2030 respectively. Leatt® has also been trademarked in special script in Brazil and China with renewal dates in 2032. The Leatt Devices and/or Icons have been trademarked in Brazil, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2024 and 2032 in multiple classes depending on the jurisdiction.

We have expanded our trademark portfolio to accommodate our expending product categories. Brace On® is registered in class 9 in Australia, the European Union, U.K. and U.S.A. with renewal dates between 2023 and 2031. RIDEVIZ® is registered in class 9 in Australia, China, the European Union, U.K. and U.S.A. with renewal dates between 2030 and 2032. RideGrip® is registered in class 25 in China, the European Union, and U.K. and U.S.A. with renewal dates between 2030 and 2032. FirstTurn® is registered in class 9 in China, the European Union, U.K. and USA with renewal dates between 2030 and 2032. Ceramag® is registered in class 12 in the European Union, U.K. and Taiwan with renewal dates in 2031 and 2032. We have Ceramag™ trademark pending in class 12 in U.S.A. HydraDri® is registered in classes 25 and 28 in the European Union and U.K. with renewal dates in 2031. We have a pending trademark for HydraDri™ in class 25 in U.S.A.

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

Our Employees

As of December 31, 2022, we employed 85 full-time employees and 30 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2022.

Employee & Contractor Function	Number
Executive	4
Internet & Technology	2
Product Development	16
Marketing	14
Finance	4
Operations and Distribution/Logistics	22
Research and Development/Leatt Lab	4
Legal & Compliance	4
Sales & Customer Services	20
Support Staff	4
Inside Sales Representatives	3
Outside Sales Representatives	18
Total	115

We employ 4 full-time employees who are dedicated exclusively to research, development, and testing. We also utilize consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist us with our research and development efforts where specific and specialized knowledge is needed.

Our Company employs the majority of its employees at its offices in Durbanville, South Africa and in Reno, Nevada. We are required to pay UIF, or unemployment insurance, for each of our South African employees. We are also required to withhold income taxes for our South African and U.S. based employees. We generally provide health care benefits and other standard benefits to our employees. Effective January 1, 2019, we implemented a 401k plan for the benefit of all our U.S. based employees and effective June 1, 2019, we implemented a provident fund for the benefit of all our permanent S.A. based employees.

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

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $72.48 million for the fiscal year ended December 31, 2022. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

In addition to the minimum requirements some products require compliance with the European Standards, or EN (European Norm), specific to certain categories of PPE in order to achieve certification. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company's case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; EN1621-3 Chest Protectors; EN 21420:2020 Protective Gloves; EN 13594:2015 Protective gloves for motorcycle riders; EN1078:1997 Helmets for pedal cyclists and for users of skateboards and roller skates; EN 13634: 2017 Protective footwear for motorcycle riders; EN1938:2010 Personal eye protection - Goggles for motorcycle and moped users; EN 13595-3:2020 - "Protective garments for motorcycle riders - Parts 3: Class AA Garments". These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labeling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, wrist brace or specialized protective equipment for juniors, the Notifying Body will be responsible for interpreting the requirements based on the intended use and environment, develop appropriated testing protocols and perform the technical evaluation necessary for certification.

The PPE Regulation (EU) 2016/425 is total harmonization and a "New Approach" legislation aligned to the "New Legislative Framework". It lays down essential health and safety requirements (EHSRs) and leaves it to standards, primarily European harmonized standards, to give technical expression of the relevant requirements contained in the Regulation.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2023, we will be required to maintain logs of complaints or problems, and to provide appropriate labeling for medical uses. We have renewed our registration until December 31, 2023. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

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

Legal and regulatory developments related to climate change or other initiatives could also potentially increase costs and affect our ability to deliver our products. We have begun to utilize eco-friendly and sustainably sourced materials for the packaging of our products and have recently introduced a new range of MTB products made from biodegradable, plastic-free materials that maintain their high-performance edge and durability. We are continually considering and implementing steps to sustainably reduce the Company's carbon footprint and we are currently evaluating various environmental certification body's with the intent of certifying our efforts to reduce our impact on the environment over the last few years. There were no material capital expenditures for environmental matters in the year ended December 31, 2022.

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

While we attempt to mitigate cybersecurity risks by employing a number of proactive measures, including, technical security controls, enhanced data protection, advanced intrusion detection, targeted threat protection, maintenance of backup, protective systems and disaster recovery procedures, our systems remain potentially vulnerable to cybersecurity threats, any of which could have a material adverse effect on our business. We believe our mitigation measures reduce, but cannot eliminate, the risk of a cybersecurity incident. Despite any precautions we may take, a cybersecurity incident could harm our reputation and financial condition and cause us to incur legal liability and increased costs to respond to such events. Our cyber liability insurance may not be sufficient to compensate us for losses that may result from interruptions in our services or asset or data loss as a result of cybersecurity incidents.

Global economic turmoil could negatively affect our domestic and international sales, results of operations, and financial condition.

Prolonged turmoil in the global economy, especially in the U.S., South America and Europe, including the conflict in Ukraine, could have a negative impact on our ability to conduct business outside the U.S. and on our financial condition. Our exposure to such risks may further increase if any of these economic conditions impact levels of consumer spending.

We sell our products through a global network of distributors and dealers who may may have difficulty clearing elevated stock, previously stockpiled in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience slow growth or recession, we could see a drop-in demand for our products, difficulty in obtaining materials and supplies, difficulty in collecting accounts receivables, an increase in accounts receivable write-offs, and greater foreign exchange rate volatility affecting our profitability and cash flow. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

For the years ended December 31, 2022 and 2021, annual revenues from sales to international customers were $59,020,266 and $52,337,504, or 77% and 72% of our total revenue, respectively. While we do not expect to see any significant material adverse impact on our distribution channels (discussed elsewhere in this report), if demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

In Europe we have significantly more sales than we do expenses. Since 77% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 77% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability.

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

We currently meet our working capital requirements with cash flow provided by our operating activities, and we expect to continue doing so for the foreseeable future. Since November 2018, the Company has maintained a revolving line of credit agreement with a bank under which it now has access to a line of credit facility of $1,500,000 which remains available in full for advances through February 2024. However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2022 and 2021, our largest customer accounted for approximately 9% and 10% of our annual U.S. revenue, respectively. As of December 31, 2022, and 2021, $45,030 or 0.3% and $254,477 or 2% of our accounts receivable, was due from this customer. For both the years ended December 31, 2022 and 2021, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 12% and 10% of our annual international revenue. As of December 31, 2022, and 2021, $1,812,924 or 11% and $1,273,532 or 10% of our accounts receivable, respectively, was due from this international customer. We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2022. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2022.

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

We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the US and several European leaders may have on the global economy in general and on our business operations and that of our suppliers and customers, in particular. For example, a prolonged conflict may have unintended consequences such as increased inflation, fuel and transportation costs and an increase in bad debt expense from doubtful accounts receivable balances owed by affected customers. We will continue to monitor this fluid situation and develop contingencies as necessary to address any disruptions to our business operations as they develop.

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

Our Company's officers, directors and affiliates collectively own 46.16% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock, but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 15% of the space is used by our finance, legal and operations teams, 50% is used for warehousing and South African distribution, 10% is used by marketing and the remaining 25% is used by Leatt Lab and our research and development team. We occupy these premises pursuant to a lease agreement, dated January 1, 2023, between Leatt SA and AJ Brutus Investments CC, which expires on December 31, 2023. The lease agreement requires us to pay a monthly rent of ZAR76,465 (or $4,505).

We lease extra warehouse space to store inventory located at Unit 2, Stand no. 37, Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated May 24, 2022, between Leatt SA and FC Rust Theron Inc, which expires on June 30, 2023. The lease agreement requires us to pay a monthly rent of ZAR16,627 (or $980).

We have entered into a new lease agreement for extra warehouse space to store inventory located at Unit 9, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated February 24, 2022, between Leatt SA and Montprop Beleggings (Pty) Ltd, which commenced April 1, 2022 and expires on August 31, 2023. The lease agreement requires us to pay a monthly rent of ZAR27,625 (or $1,628) for first eleven months and ZAR29,835 (or $1,758) for the following six months. The rent payable excludes VAT, water, electricity and other associated costs.

Our newly redomiciled Nevada subsidiary, Two Eleven, entered into a Lease Agreement, dated December 14, 2020, with CP Logistics NVCC IV, LLC, to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease commenced upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, August 2, 2021, and the term will continue for a period of sixty-six (66) months from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees.

We also lease extra warehouse space from time to time to store inventory. These agreements are on a month-to-month basis and vary during the year.

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

	Closing Prices
	High	Low
Year Ended December 31, 2023
1st Quarter (January 1, 2023 to March 20, 2023)	$19.25	$16.70
Year Ended December 31, 2022
1st Quarter	$32.50	$22.72
2nd Quarter	$28.75	$20.03
3rd Quarter	$26.95	$19.45
4th Quarter	$21.20	$18.00
Year Ended December 31, 2021
1st Quarter	$13.50	$6.66
2nd Quarter	$19.05	$13.40
3rd Quarter	$27.60	$16.85
4th Quarter	$33.90	$23.00

Holders

As of March 20, 2022, there were approximately 155 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

The following table includes the information as of December 31, 2022 for each category of our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$1.00	191,400
	52,000	$2.60
	52,000	$1.60
	117,000	$2.30
Equity compensation plans not approved by security holders	0	--	0
Total	221,000	--

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2022 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2022.

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

Leatt earns revenues through the sale of its products through approximately 56 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition if economic conditions do not improve. We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated multi-brand stock, previously ordered in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience prolonged slow growth or recession as a result of these conditions or otherwise, we could see a drop-in demand for our products and potentially difficulty in collecting accounts receivables.

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 2022, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 77% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories since the initial stages of the pandemic, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the year ended December 31, 2022. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. The occurrence of any other catastrophic events could have a negative impact on our sales revenue for the coming periods and beyond.

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

Results of Operations

Year ended December 31, 2022, compared to the year ended December 31, 2021

The following table summarizes the results of our operations during the years ended December 31, 2022 and 2021 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2022	2021	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$76,335,539	$72,475,813	$3,859,726	5%
COST OF REVENUES	45,202,712	41,029,710	$4,173,002	10%
GROSS PROFIT	31,132,827	31,446,103	$(313,276)	-1%
PRODUCT ROYALTY INCOME	240,044	182,698	$57,346	31%
OPERATING EXPENSES
Salaries and Wages	6,148,179	5,003,640	$1,144,539	23%
Commissions and Consulting	563,689	812,097	$(248,408)	-31%
Professional Fees	586,474	1,072,912	$(486,438)	-45%
Advertising and Marketing	3,342,791	2,170,788	$1,172,003	54%
Office Lease and Expenses	689,068	428,608	$260,460	61%
Research and Development Costs	2,179,996	1,826,846	$353,150	19%
Bad Debt Expense	474,019	222,250	$251,769	113%
General and Administrative	3,273,346	2,450,376	$822,970	34%
Depreciation	1,098,433	1,025,536	$72,897	7%
Total Operating Expenses	18,355,995	15,013,053	$3,342,942	22%
INCOME FROM OPERATIONS	13,016,876	16,615,748	$(3,598,872)	-22%
Other Expenses	(13,550)	(163)	$(13,387)	-8213%
INCOME BEOFRE INCOME TAXES	13,003,326	16,615,585	$(3,612,259)	-22%
Income Taxes	3,042,873	4,041,148	$(998,275)	-25%
NET INCOME	$9,960,453	$12,574,437	$(2,613,984)	-21%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the year ended December 31, 2022 were $76.34 million, a 5% increase, compared to revenues of $72.48 million for the year ended December 31, 2021. This increase in global revenues is attributable to a $5.44 million increase in helmet sales and a $3.84 million increase in sales of other products, parts and accessories, that were partially offset by a $3.05 million decrease in neck braces sales and a $2.37 million decrease in body armor sales, during the year ended December 31, 2022. Revenues associated with international customers for the years ended December 31, 2022 and 2021, respectively were $59.02 million and $52.34 million, or 77% and 72% of global revenues.

The following table sets forth our revenues by product line for the years ended December 31, 2022 and 2021:

		Year Ended December 31,
	2022	% of Revenues	2021	% of Revenues
Neck braces	$5,389,672	7%	$8,443,610	12%
Body armor	38,864,312	51%	41,229,569	57%
Helmets	14,477,472	19%	9,040,265	12%
Other products, parts and accessories	17,604,083	23%	13,762,369	19%
	$76,335,539	100%	$72,475,813	100%

Sales of our flagship neck brace accounted for $5.39 million and $8.44 million, or 7% and 12% of our revenues for the years ended December 31, 2022 and 2021, respectively. The 36% decrease in neck brace revenues was primarily due to a 37% decrease in the volume of neck braces sold to our customers worldwide during the 2022 period, when compared to the 2021 period, which was a particularly strong quarter for neck brace sales. Neck brace volumes sold for the year ended December 31, 2021 had increased by 71% over the prior year period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor revenues accounted for $38.86 million and $41.23 million, or 51% and 57% of our revenues for the years ended December 31, 2022 and 2021, respectively. Although our footwear category consisting of off-road motorcycle boots and mountain biking shoes continued to show encouraging growth with sales volumes increasing by 19%, there was a 6% decrease in body armor revenues from the prior year period, primarily due to a 18% decrease in upper body armor revenues during the 2022 period, when compared to the 2021 period, which was an exceptionally strong period for upper body armor sales. Upper body armor revenues for the year ended December, 31 2021 had increased by 76% when compared to the prior year period.

Our helmets accounted for $14.48 million and $9.04 million, or 19% and 12% of our revenues for the years ended December 31, 2022 and 2021, respectively. The 60% increase in helmet revenues is primarily due to continued strong demand for the Company's expanding and award-winning MTB helmet line up and continued shipping of our redesigned MOTO helmet offering for off-road motorcycle use worldwide.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $17.60 million and $13.76 million, or 23% and 19% of our revenues for the years ended December 31, 2022 and 2021, respectively. The 28% increase in revenues of other products, parts and accessories is primarily due to continued strong demand for our line of technical apparel designed for off-road motorcycle and mountain biking use. Apparel sales volumes increased by 35% for the period ending December 31, 2022, when compared to the prior year period.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2022 and 2021 were $45.20 million and $41.03 million, respectively. Gross Profit for the years ended December 31, 2022 and 2021 were $31.13 million or 41% of revenues, and $31.45 million or 43% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Neck brace revenues accounted for 7% and 12% of our revenues for the years ended December 31, 2022 and 2021, respectively. Additionally, revenues associated with international customers were 77% and 72% of our revenues for the twelve months ended December 31, 2022 and 2021, respectively, with revenues associated with international distributors continuing to generate a lower gross profit as a percentage of revenues than direct dealer sales in the United States.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2022 and 2021 were $240,044 and $182,698, respectively. The 31% increase in product royalty income is primarily due to an increase in the sale of licensed products by licensees during the 2022 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2022 and 2021 were $6,148,179 and $5,003,640, respectively. This 23% increase in salaries and wages during the 2022 period was primarily due to the employment of new marketing, sales and business development personnel in North America, Europe and Oceania as the Company continues to build a global regional team of sales and brand management professionals.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2022 and 2021 were $563,689 and $812,097, respectively. This 31% decrease in commissions and consulting expenses during the 2022 period is primarily due to a decrease in commissions and performance incentives paid to both employee and external sales personnel and management in the United States in line with the decrease in sales revenues and continued employment of in-house employee sales personnel in the region during the 2022 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses and settlement costs incurred as the Company continues to expand its portfolio of exceptional protective gear. Professional fees for the years ended December 31, 2022 and 2021 were $586,474 and $1,072,912, respectively. The 45% decrease in professional fees is primarily due to a decrease in spending on product liability litigation and associated costs during the 2022 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media, and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2022 and 2021 were $3,342,791 and $2,170,788, respectively. This 54%, increase in advertising and marketing expenditure is in line with the continued production and implementation of global marketing campaigns that incorporate high caliber athlete sponsorships, industry trade show and event attendance and co-ordinated global advertising activities undertaken with the support of our distributiuon partners and designed to market the Company's growing product offering and increase global consumer brand engagement.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2022 and 2021 were $689,068 and $428,608, respectively. The 61% increase in office lease and expenses is primarily due to the Company's continued expansion of space in its Reno, Nevada warehousing facility in response to the Company's need for additional distribution capacity and warehousing space as it expands its product offering and dealer presence throughout the United States.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2022 and 2021 were $2,179,996 and $1,826,846, respectively. This 19% increase in research and development costs during the 2022 period is primarily the result of the employment of product development, engineering, design and manufacturing professionals with industry competence in order to continue the refinement of our product categories and expansion of our pipeline of cutting-edge products.

Bad Debt Expense - Bad debt expense for the years ended December 31, 2022 and 2021 were $474,019 and $222,250, respectively. This 113% increase in bad debt expense is primarily due to an increase in the provision for doubtful accounts during the 2022 period, in line with an increase in accounts receivable balances owing by our international distribution customers at December 31, 2022, when compared to December 31, 2021.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2022 and 2021, were $3,273,346 and $2,450,376, respectively. The 34% increase in general and administrative expenses is primarily due to an increase in product liability, and general risk insurance premiums paid during the 2022 period. Additionally, travel expenditure globally increased in line with a relaxation of COVID-19 related travel restrictions and an increase in marketing, tradeshow and sales activation travel.

Depreciation Expense - Depreciation expense for the years ended December 31, 2022 and 2021 was $1,098,433 and $1,025,536, respectively. The 7% increase in depreciation expense is primarily due to the addition of warehouse racking and inventory management equipment at the Company's expanded Reno, Nevada warehouse to support our expanding product line, and to upgrades of the Company's direct-to-consumer and business-to-business web platforms in order to facilitate sales growth and efficiency.

Total Operating Expenses - Total operating expenses increased by $3,342,942 to $18,355,995 for the year ended December 31, 2022 or 22%, from $15,013,053 in the 2021 period. This increase during the 2022 period is primarily due to increased expenditures on salaries, general and administrative expenses, research and development, and on advertsing and marketing costs that were partially offset by decreases in professional fees incurred and commissions paid during the period.

Other Expenses - Other expenses for the years ended December 31, 2022 and 2021 was $13,550 and $163, respectively. The increase in other expenses is primarily due to interest paid on debt during the 2022 period.

Net Income - The net income after income taxes for the year ended December 31, 2022 was $9,960,453, a decrease of $2,613,984, when compared to a net income after income taxes of $12,574,437. This 21% decrease in net income is primarily due to the 22% increase in operating costs discussed above.

Liquidity and Capital Resources

At December 31, 2022, we had cash and cash equivalents of $7.10 million, compared to cash and cash equivalents of $5.02 million and short-term investments of $0.06 million at December 31, 2021. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2022	2021
Net cash provided by operating activities	$3,086,982	$2,782,410
Net cash used in investing activities	$(1,042,442)	$(1,137,337)
Net cash provided by financing activities	$288,817	$595,943
Effect of exchange rate changes on cash and cash equivalents	$(252,848)	$(185,622)
Net increase in cash and cash equivalents	$2,080,509	$2,055,394
Cash and cash equivalents at the beginning of period	$5,022,436	$2,967,042
Cash and cash equivalents at the end of period	$7,102,945	$5,022,436

Cash increased by $2,080,509 or 41%, for the year ended December 31, 2022. The primary sources of cash during 2022 were a net income of $9,960,453, a decrease in prepaid expenses and other current assets of $1,300,315, a decrease in payments in advance of $563,503, and an increase in income taxes payable of $643,882. The primary uses of cash during calendar year 2022 were a decrease in accounts payable of $8,606,281, an increase in accounts receivable of $630,698, an increase in deferred asset of $1,121,886, an increase in inventory of $1,712,870, and increased capital expenditures of $1,144,173, relating primarily to the commissioning of moulds and tooling that will be used in the production of the Company's expanding product range.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the years ended December 30, 2022 and 2021, the Company paid an aggregate of $243,822 and $327,729, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2022 and 2021, the Company paid an aggregate of $60,957 and $81,920, in licensing fees to Mr. De Villiers.

From May 15, 2015 through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement. Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services. On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations. The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing services, and on substantially the same terms and conditions as the terminated agreement. During the years ended December 31, 2022 and 2021, the Company recognized an aggregate of $0 and $422,330, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the years ended December 31, 2022 and 2021, the Company recognized an aggregate of $519,468 and $84,466, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated May 27, 2022, between the Company and Aon Premium Finance, LLC, or APF, the Company is obligated to pay APF an aggregate sum of $80,233 in eleven monthly payments on a sliding scale, as follows, $37,381, $37,381, $1,172, $1,172, $1,172 and thereafter six payments of $326, at a 6.360% annual interest rate, commencing on June 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement would be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of December 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated September 20, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $138,470 in seven payments of $19,781, at a 6.360% annual interest rate, commencing on October 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of December 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated October 25, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,235,372 in ten payments of $123,537, at a 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of December 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated November 22, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $32,451 in ten payments of $3,369, at a 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of December 31, 2022, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024. As of December 31, 2022, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of December 31, 2022, and 2021, respectively, $192,291 and $272,519 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of December 31, 2022, all $58,075 of the Equipment Note was outstanding.

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

Sales totaling $2,509,534 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of December 31, 2022. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $105,071.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2022 and 2021 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit lossess determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts at December 31, 2022 was $743,621 and at December 31, 2021 was $291,584.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at December 31, 2022 was $105,072 and at December 31, 2021 was $116,183.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the years ended December 31, 2022 and 2021.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally.  A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 77% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

Inflation

Inflationary factors such as increases in the cost of our sales and overhead costs may adversely affect our operating results. During the year ended December 31, 2022, the Company experienced inflationary cost increases that had an impact on both cost of sales, gross margins and selling, general and administrative expenses. During the second half of 2021, the Company was able to increase pricing in order to off-set a portion of these costs. A high rate of inflation in the future may have a significant adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2022 and 2021 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2022, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

Internal Controls over Financial Reporting

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

1. pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2. provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3. provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2022 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2022 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 20, 2023.

Name	Age	Title
Dr. Christopher James Leatt	54	Founder, Chairman and Research & Development Consultant
Sean Macdonald	45	CEO, CFO, President and Director
Jeffrey Joseph Guzy	71	Director

DR. CHRIS LEATT: Dr. Leatt, aged 54, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 45, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 71, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation (OTC.CJAX). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager or consultant for business development, sales, customer service and management in the telecommunications industry, specifically, with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He serves as an independent director and chairman of the audit committee of public companies, Capstone Industries (OTC.CAPC) and Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (NASDAQ.BSFC) a public company and chairman of the audit committee of BON Natural Foods (NASDAQ.BON).

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

Significant Employees

Name	Age	Position
Erik Olsson	55	International General Manager and Head of International Distribution
Todd Repsher	52	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 55, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 15 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 52, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over fifteen years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2020	63,250	--	34,080	11,446	--	--	476,629	585,405
	2021	71,730	--	164,666	11,446	--	--	506,796	754,638
	2022	70,179	--	239,432	17,166	--	--	519,468	846,245
Sean Macdonald, President, CEO, CFO and Director	2020	242,171	80,000	50,268	17,166	--	--	--	389,605
	2021	309,393	150,000	242,206	17,166	--	--	--	718,765
	2022	350,699	140,000	352,156	25,749	--	--	--	868,604
Todd Repsher U.S. National sales manager	2020	188,265	25,000	29,820	6,602	--	--	7,821	257,508
	2021	213,600	40,000	82,084	6,602	--	--	1,712	343,998
	2022	230,700	28,500	58,036	9,904	--	--	1,985	329,125

1. The option awards reflect a 1-for-25 reverse split effected by the Company on September 20, 2012.

2. Also reflects compensation to Dr. Leatt in his capacity as our Research and Development consultant as discussed under the Summary of Employment Agreements heading below. Compensation received by Dr. Leatt in his role as Chairman of the Company's board of directors is separately reflected under the Compensation heading below.

3. The stock awards reflect stock awards from previous issuances that vested during the period as well as stock awards that were issued during the period.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R2,927,758 (approximately $199,985) and $70,511 per annum. Mr. Macdonald further will receive a travel allowance of R114,010 (approximately, $7,788), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Effective January 1, 2023, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R3,849,000 (approximately $226,764) and $101,400 per annum, subject to guaranteed minimum exchange rate. Mr. Macdonald further will receive a travel allowance of R114,010 (approximately, $6,717), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Mr. Macdonald may not sell any stock issued to him by the Company without prior written consent of the Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we were obligated to pay him a base salary from $17,800 per month. Effective January 1, 2023, his base salary increased to $246,000 per annum. Mr. Repsher also receives coverage under the Company's employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months' written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days' advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee, effective January 1, 2023, the monthly fee payable is $44,371; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021 and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. This agreement replaced a prior agreement from June 2018 to November 2021, on the same payment terms and conditions with Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2022, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	2/25/2019	--	52,000	$2.30	$119,600
Sean Macdonald	2/25/2019	--	78,000	$2.30	$179,400
Todd Repsher	2/25/2019	--	30,000	$2.30	$69,000
Dr. Christopher Leatt	12/29/2020	8,000	--	$7.10	$56,800
Sean Macdonald	12/29/2020	11,800	--	$7.10	$83,780
Todd Repsher	12/29/2020	7,000	--	$7.10	$49,700
Dr. Christopher Leatt	12/31/2021	8,500	--	$30.06	$255,510
Sean Macdonald	12/31/2021	12,500	--	$30.06	$375,750
Todd Repsher	12/31/2021	4,000	--	$30.06	$120,240
Dr. Christopher Leatt	12/20/2022	6,800	--	$18.51	$125,686
Sean Macdonald	12/20/2022	10,000	--	$18.51	$185,100

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2022 for each of our named executive officers.

	OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Dr. Christopher Leatt	52,000	--	--	$2.30	February 24, 2029
Todd Repsher	30,000	--	--	$2.30	February 24, 2029

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Christopher Leatt, the Company's Chairman, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. This option to purchase 52,000 shares will expire on March 28, 2026. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. This option will expire on August 23, 2027. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, another 10,400 of which vested on February 25, 2021, and the remaining 15,600 (30%) shares vested on February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated. Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On November 16, 2021, Mr. Macdonald exercised his option to purchase all 78,000 of these shares. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On November 16, 2021, Mr. Macdonald exercised his option to purchase 56,000 of these shares and on December 13, 2022, he exercised his option to purchase the remaining 22,000 shares. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021, and the remaining 23,400 (30%) shares vested on February 25, 2022. On December 13, 2022, Mr. Macdonald exercised his option to purchase all 78,000 of these shares.

On March 29, 2016, the Board approved the grant to Todd Repsher, the Company's U.S. General Manager, of a 10-year option under the Company's 2011 Plan, to purchase 39,000 shares of the Company's common stock at an exercise price of $2.60 a share, 11,700 of which immediately vested. Options to purchase 11,700 shares vested on March 29, 2017, and the remaining options to purchase 7,800 shares and 7,800 shares vested on March 29, 2018 and 2019, respectively. On May 16, 2022, Mr. Repsher exercised his option to purchase all 39,000 of these shares. On February 25, 2019, the Board approved a grant to Mr. Repsher of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021. The remaining 9,000 (30%) shares vested on February 25, 2022. This option to purchase 30,000 shares will expire on February 24, 2029.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2022.

On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, another 10,400 of which vested on February 25, 2021, and the remaining 15,600 (30%) shares vested on February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) vested on December 29, 2022. On December 22, 2021, the Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (5,100 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (3,400 shares) vested in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022. On December 20, 2022, the Board approved the award of 6,800 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, the option to purchase 31,200 shares vested on December 31, 2017, the option to purchase another 23,400 vested on December 31, 2018, and the remaining option to purchase 23,400 shares vested on December 31, 2019. Mr. Macdonald previously exercised his option to purchase 56,000 of these shares on November 16, 2021, and on December 13, 2022, he exercised his option to purchase the remaining 22,000 shares. On February 25, 2019, the Board approved a grant to Mr. Macdonald, of a 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 23,400 of which vested February 25, 2019. Options to purchase another 20%, or 15,600 shares, vested on February 25, 2020, options to purchase another 20% or 15,600 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 23,400 shares vesteded on February 25, 2022. On December 13, 2022, Mr. Macdonald exercised his option to purchase all 78,000 of these shares. On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (7,080 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (2,360 shares) vested on December 29, 2021, and the remaining 20% (2,360 shares) vested on December 29, 2022. On December 22, 2021, the Board approved the award of 12,500 restricted shares of the Company's common stock to Mr Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (7,500 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (5,000 shares) vested in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022. On December 20, 2022, the Board approved the award of 10,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

On February 25, 2019, the Board approved a grant to Mr. Guzy, of a 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vested on February 25, 2022. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (1,350 shares) of the restricted stock vested immediately, on the date of the award, 20% (450 shares) vested on December 29, 2021 and the remaining 20% (450 shares) vested on December 29, 2022. On December 22, 2021, the Board approved the award of 1,000 restricted shares of the Company's common stock to Mr Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (600 shares) of the restricted stock vested on December 31, 2022, and the remaining 40% (400 shares) vested in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022. On December 20, 2021, Mr. Guzy exercised an option to purchase 10,000 shares of common stock at an exercise price of $2.60 a share under the 2011 Plan. On December 22, 2022, the Board approved the award of 800 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

On March 29, 2016, the Board approved the grant to Todd Repsher, the Company's U.S. General Manager, of a 10-year option under the Company's 2011 Plan, to purchase 39,000 shares of the Company's common stock at an exercise price of $2.60 a share, 11,700 of which immediately vested. Options to purchase 11,700 shares vested on March 29, 2017, and the remaining options to purchase 7,800 shares and 7,800 shares vested on March 29, 2018 and 2019, respectively. On May 16, 2022, Mr. Repsher exercised his option to purchase all 39,000 of these shares. On February 25, 2019, the Board approved a grant to Mr. Repsher, of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021. The remaining 9,000 (30%) shares vested February 25, 2022. This option to purchase 30,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 7,000 restricted shares of the Company's common stock to Mr. Repsher, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,200 shares) of the restricted stock vested immediately, on the date of the award, 20% (1400 shares) vested on December 29, 2021, and the remaining 20% (1,400 shares) vested on December 29, 2022. On December 22, 2021, the Board approved the award of 4,000 restricted shares of the Company's common stock to Mr Repsher, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (2,400 shares) of the restricted stock vested on December 31, 2021, and the remaining 40% (1,600 shares) vested in four equal instalments on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022.

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC). None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2022.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2022.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2022:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	70,179	239,432	17,166	—	326,777
Jeffrey J. Guzy	24,000	30,027	4,952	—	58,979
Sean Macdonald	18,000	352,156	25,749	—	395,905

Narrative to Director Compensation Table

During the 2022 calendar year, we paid Jeff Guzy and Sean Macdonald $2,000 and $1,500 per month, respectively, for their services as directors. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

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

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. This option to purchase 52,000 shares will expire on March 28, 2026. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. This option to purchase 52,000 shares will expire on August 23, 2027. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021. The remaining 15,600 (30%) shares vested February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) vested on December 29, 2022. On December 22, 2021, the Company's Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (5,100 shares) of which vested on December 31, 2021, and the remaining 40% (3,400 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. On December 20, 2022, the Board approved the award of 6,800 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

On November 22, 2016, the Board granted Mr. Guzy, a 10-year option under the Company's 2011 Plan, to purchase 10,000 shares of the Company's common stock, at an exercise price of $2.60 per share. The option to purchase 60% or 6,000 of the shares vested on March 29, 2017, options to purchase another 20% or 2,000 of the shares vested on March 29, 2018, and the option to purchase the remaining 20% or 2,000 shares vested on March 29, 2019. On December 20, 2021, Mr. Guzy exercised his option to purchase these 10,000 shares. On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vested February 25, 2022. This option to purchase 15,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 2,250 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (1,350 shares) of which vested immediately, on the date of the award, 20% (450 shares) of which vested on December 29, 2021 and the remaining 20% (450 shares) of which vested on December 29, 2022. On December 22, 2021, the Company's Board approved the award of 1,000 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (600 shares) of which vested on December 31, 2021, and the remaining 40% (400 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. On December 20, 2022, the Board approved the award of 800 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

On March 29, 2016, the Board approved the grant to Sean Macdonald, the Company's Chief Executive Officer and Chief Financial Officer, of a 10-year option under the Company's 2011 Plan, to purchase 78,000 shares of the Company's common stock at an exercise price of $2.60 a share, 23,400 of which immediately vested. The initial option grant to Mr. Macdonald had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026, the December 31, 2017 vesting date was eliminated. Options to purchase 23,400 shares vested on March 29, 2017, and the remaining options to purchase 15,600 shares and 15,600 shares vested on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. On August 24, 2017, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, options to purchase 31,200 shares vested on December 31, 2017, options to purchase another 23,400 vested on December 31, 2018, and the remaining options to purchase 23,400 shares vested on December 31, 2019. On November 16, 2021, Mr. Macdonald exercised his option to purchase 56,000 of these shares and on December 13, 2022, he exercised his option to purchase the remaining 22,000 shares. On February 25, 2019, the Board approved a grant to Mr. Macdonald of another 10-year option to purchase 78,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 23,400 (30%) of which vested on February 25, 2019, another 15,600 of which vested on February 25, 2020, and another 15,600 of which vested on February 25, 2021, and the remaining 23,400 (30%) shares vested on February 25, 2022. On December 13, 2022, Mr. Macdonald exercised his option to purchase all 78,000 of these shares. On December 29, 2020, the Company's Board approved the award of 11,800 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (7,080 shares) ofwhich vested immediately, on the date of the award, 20% (2,360 shares) of which vested on December 29, 2021 and the remaining 20% (2,360 shares) of which vested on December 29, 2022.. On December 22, 2021, the Company's Board approved the award of 12,500 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (7,500 shares) of which vested on December 31, 2021, and the remaining 40% (5,000 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022. On December 20, 2022, the Board approved the award of 10,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 2022, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,008,914	32.79%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	70,717	1.18%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	287,809	4.82%
X	-	All officers and directors as a group (persons named above)		2,367,440	38.54%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers(7)		312,200	5.23%
-	X			24,000	20.00%

(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 5,971,340 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)	Represents (a) 1,847,907 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 52,000 shares of common stock at $2.30 per share which will expire on February 24, 2029, and (e) 23,300 shares of restricted stock awarded to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.

(5)	Represents (a) 55,717 shares of common stock directly held by Mr. Guzy, (b) a vested option to purchase 15,000 shares of common stock at $2.30 per share which expires on February 24, 2029, and (c) 4,050 shares of restricted stock awarded to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.

(6)	Represents (a) 287,809 shares of common stock directly held by Mr. Macdonald, (b) 34,300 shares of restricted stock awarded to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.

(7)	Includes beneficial ownership disclosed on Mr. De Villiers's Schedule 13D/A filed with the Commission on August 21, 2022 and Form 144 filed February 7, 2023.

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

On March 1, 2006, the Company entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. During the years ended December 30, 2022 and 2021, the Company paid an aggregate of $243,822 and $327,729, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $60,957 and $81,920 for the years ended December 31, 2022 and 2021, respectively.

From May 15, 2015, through October 31, 2021, the Company was party to a consulting agreement, dated July 8, 2015, between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which Dr. Leatt is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided that Dr. Leatt personally performs the services to be performed by Innovate under the agreement. Either party had the right to terminate the agreement for convenience, upon six months' prior written notice, or by the Company immediately without notice in the event of Innovate's breach of an obligation under the contract or if Dr. Leatt could no longer perform the services On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, in connection with the wind-up of Innovate's business operations. The termination of the agreement with Innovate will not have an adverse effect on the Company's research and development operations as the Company simultaneously entered into a new consulting agreement with Innovation Services Limited, Jersey limited company beneficially owned by Dr. Leatt, for the same research, development and marketing services, and on substantially the same terms and conditions as the terminated agreement. During the years ended December 31, 2022 and 2021, the Company recognized an aggregate of $0 and $422,330, respectively, in consulting fees to Innovate.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. During the years ended December 31, 2022 and 2021, the Company recognized an aggregate of $519,468 and $84,466, respectively, in consulting fees to Innovation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit Fees	$175,000	$139,000
Audit-Related Fees	19,820	6,495
Tax Fees	14,600	10,019
Other fees	50	337
TOTAL	$209,470	$155,851

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2022

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
4.21	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Todd Repsher
4.22	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Erik Olsson
4.23	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Jeffrey Guzy
4.24	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Sean Macdonald
4.25	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Dr. Christopher Leatt
4.26*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Erik Olsson
4.27*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Jeffrey Guzy
4.28*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Sean Macdonald
4.29*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5*	Lease Agreement, dated January 12, 2023, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Lease Agreement, dated May 24, 2022, between Leatt Corp. and FC Rust Theron Incorporated.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)

10.9	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.10	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.11	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.12	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2022 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2023

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 28, 2023
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 28, 2023
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 28, 2023
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two- year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

xxx8150 Leesburg Pike • Suite 500 • Vienna, VA 22182

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

Vienna, Virginia
March 28, 2023

PCAOB: 58

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2022 and 2021

ASSETS

	2022	2021
Current Assets
Cash and cash equivalents	$7,102,945	$5,022,436
Short-term investments	-	58,262
Accounts receivable, net	12,839,597	12,660,936
Inventory, net	22,805,462	21,081,481
Payments in advance	1,047,137	1,610,640
Deferred asset, net	1,016,815	-
Prepaid expenses and other current assets	2,878,112	4,178,427
Total current assets	47,690,068	44,612,182

Property and equipment, net	3,104,336	3,128,086
Operating lease right-of-use assets, net	1,092,170	1,393,213

Other Assets
Deposits	40,796	33,339

Total Assets	$51,927,370	$49,166,820

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,011,390	$14,617,671
Note payable, current	108,398	83,270
Operating lease liabilities, current	280,743	318,621
Deferred compensation, current	400,000	-
Income taxes payable	3,382,700	2,738,818
Short term loan, net of finance charges	1,030,196	975,025
Total current liabilities	11,213,427	18,733,405

Deferred compensation, net of current portion	-	320,000
Note payable, net of current portion	141,967	189,249
Operating lease liabilities, net of current portion	811,427	1,074,592
Deferred tax liability, net	66,200	228,600

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,971,340 and 5,673,683 shares issued and outstanding	130,309	130,162
Additional paid - in capital	10,645,497	9,230,847
Accumulated other comprehensive loss	(1,081,143)	(779,268)
Retained earnings	29,996,686	20,036,233
Total stockholders' equity	39,694,349	28,620,974

Total Liabilities and Stockholders' Equity	$51,927,370	$49,166,820

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

	2022	2021

Revenues	$76,335,539	$72,475,813

Cost of Revenues	45,202,712	41,029,710

Gross Profit	31,132,827	31,446,103

Product Royalty Income	240,044	182,698

Operating Expenses
Salaries and wages	6,148,179	5,003,640
Commissions and consulting expenses	563,689	812,097
Professional fees	586,474	1,072,912
Advertising and marketing	3,342,791	2,170,788
Office lease and expenses	689,068	428,608
Research and development costs	2,179,996	1,826,846
Bad debt expense	474,019	222,250
General and administrative expenses	3,273,346	2,450,376
Depreciation	1,098,433	1,025,536
Total operating expenses	18,355,995	15,013,053

Income from Operations	13,016,876	16,615,748

Other Expenses
Interest and other expenses, net	(13,550)	(163)
Total other expenses	(13,550)	(163)

Income Before Income Taxes	13,003,326	16,615,585

Income Taxes	3,042,873	4,041,148

Net Income Available to Common Shareholders	$9,960,453	$12,574,437

Net Income per Common Share
Basic	$1.71	$2.29
Diluted	$1.62	$2.07

Weighted Average Number of Common Shares Outstanding
Basic	5,821,119	5,480,375
Diluted	6,136,781	6,068,276

Comprehensive Income
Net Income	$9,960,453	$12,574,437
Other comprehensive income, net of ($14,700) and ($1,000) deferred income taxes in 2022 and 2021
Foreign currency translation	(301,875)	(216,568)

Total Comprehensive Income	$9,658,578	$12,357,869

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2022 and 2021

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2021	120,000	$3,000	5,430,374	$130,111	$8,338,158	$(562,700)	$7,461,796	$15,370,365

Compensation cost recognized in connection with stock options	-	-	-	-	55,020	-	-	55,020

Exercise of stock options	-	-	10,000	10	25,990	-	-	26,000

Options exercised on a cashless basis	-	-	192,259	-	-	-	-	-

Restricted stock awards	-	-	41,050	41	811,679	-	-	811,720

Net income	-	-	-	-	-	-	12,574,437	12,574,437

Foreign currency translation adjustment	-	-	-	-	-	(216,568)	-	(216,568)

Balance, December 31, 2021	120,000	$3,000	5,673,683	$130,162	$9,230,847	$(779,268)	$20,036,233	$28,620,974

Compensation cost recognized in connection with stock options	-	-	-	-	82,530	-	-	82,530

Exercise of stock options	-	-	118,000	118	255,682	-	-	255,800

Options exercised on a cashless basis	-	-	150,657	-	-	-	-	-

Restricted stock awards	-	-	29,000	29	1,076,438	-	-	1,076,467

Net income	-	-	-	-	-	-	9,960,453	9,960,453

Foreign currency translation adjustment	-	-	-	-	-	(301,875)	-	(301,875)

Balance, December 31, 2022	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

Cash flows from operating activities
Net income	$9,960,453	$12,574,437
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,098,433	1,025,536
Deferred income taxes	(162,400)	307,300
Stock-based compensation	1,158,997	866,740
Bad debts reserve	452,037	189,699
Inventory reserve	(11,111)	(408)
Deferred asset allowance	105,071	-
(Gain) loss on sale of property and equipment	(23,006)	5,040
(Increase) decrease in:
Accounts receivable	(630,698)	(5,676,806)
Deferred asset	(1,121,886)	-
Inventory	(1,712,870)	(11,411,037)
Payments in advance	563,503	(805,542)
Prepaid expenses and other current assets	1,300,315	(2,069,237)
Income tax refunds receivable	-	2,964
Deposits	(7,457)	360
Increase (decrease) in:
Accounts payable and accrued expenses	(8,606,281)	6,608,746
Income taxes payable	643,882	1,084,618
Deferred compensation	80,000	80,000
Net cash provided by operating activities	3,086,982	2,782,410

Cash flows from investing activities
Capital expenditures	(1,144,173)	(1,139,298)
Proceeds from sale of property and equipment	43,469	1,966
(Increase) decrease in short-term investments, net	58,262	(5)
Net cash used in investing activities	(1,042,442)	(1,137,337)

Cash flows from financing activities
Issuance of common stock	255,800	26,000
Proceeds from note payable	58,075	272,519
Repayment of note payable to bank	(80,229)	-
Proceeds from short-term loan, net	55,171	297,424
Net cash provided by financing activities	288,817	595,943

Effect of exchange rates on cash and cash equivalents	(252,848)	(185,622)

Net increase in cash and cash equivalents	2,080,509	2,055,394

Cash and cash equivalents - beginning of year	5,022,436	2,967,042

Cash and cash equivalents - end of year	$7,102,945	$5,022,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$58,825	$28,276
Cash paid for income taxes	$2,576,091	$2,680,978

Other noncash investing and financing activities
Common stock issued for services	$1,158,997	$866,740

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

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

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company's acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company's wholly-owned subsidiary, Two Eleven Distribution, LLC ("Two Eleven") a Nevada limited liability company. Research and development efforts, global sales and global operations are managed out of the Company's foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt products in the United States. United States sales and marketing are managed by Two Eleven located in Reno, Nevada.  The Company also has a wholly-owned subsidiary, Leatt Prop (Pty) Ltd (“Leatt Prop”) a South African company, established on June 24, 2022, for the purpose of purchasing immoveable property in South Africa. The Company has not moved forward with its original plan and Leatt Prop remains dormant.  The Company also had a wholly-owned subsidiary, Three Eleven Distribution (Pty) Ltd ("Three Eleven") which was an inactive South African incorporated company until December 2008, when it acquired South African registered patents relating to products unrelated to the Leatt-Brace® from Holdings. The patent was subsequently impaired in 2018 and written off entirely in 2019 and Three Eleven became a dormant company.  Three Eleven was deregistered on October 11, 2021.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of Leatt Corporation and its wholly-owned subsidiaries: Two Eleven Distribution, LLC and Leatt Prop (Pty) Ltd. All significant intercompany transactions have been eliminated.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible.

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

Sales totaling $2,509,534 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of December 31, 2022.  The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $105,071.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2022	% of Revenues	2021	% of Revenues
Consumer and athlete direct revenues	$2,566,214	4%	$2,022,763	3%
Dealer direct revenues	16,201,781	21%	19,510,966	27%
International distributor revenues	57,567,544	75%	50,942,084	70%
	$$76,335,539	100%	$$72,475,813	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2022 and December 31, 2021 was $0, and $0, respectively.

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

Short-term investments - The Company's short-term investments consisted of a certificate of deposit with a maturity of greater than three months but less than twelve months.

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis.  The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued) - customer collection issues that have been identified. In determining the amount of the allowance, management is required to make certain estimates and assumptions.

Accounts receivable balances that are still outstanding after management has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, management cannot guarantee that the Company will continue to experience the same credit loss rates that the Company has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts for the years ended December 31, 2022 and 2021 was $743,621 and $291,584, respectively.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2022 and 2021 was $105,072 and $116,183 respectively.

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

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2022 and 2021.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $102,078 over eleven months including interest at 4.650% and has been paid in full. The current short-term loan is payable in monthly installments of $123,537 over ten months including interest at 8.250%.

The previous South African short-term loan that was payable in monthly installments of $5,950 over a ten-month period at a flat interest rate of 3.10% was repaid October 2022. The current short-term loan effective January 1, 2023 is payable in monthly installments of $6,601 over a ten-month period at a flat interest rate of 3.80%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Short-term Loan (continued) - The Company also carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. One short-term loan is payable on a sliding scale, in two payments of $37,381, three payments of $1,172 and six payments of $326 at 6.360% annual interest rate. A second short-term loan is payable in monthly installments of $19,781 over a seven-month period at a flat interest rate of 6.360%.  The third short-term loan is payable in monthly installments of $3,369 over a ten-month period at a flat interest rate of 8.250%.

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

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $129,282 and $172,813, respectively for the years ended December 31, 2022 and 2021.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date.  Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity.  Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized losses on foreign currency translation adjustments totaled $301,875 and $216,568 during the years ended December 31, 2022 and 2021, respectively.

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
DECEMBER 31, 2022 AND 2021

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2022, and 2021, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2022, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were potentially dilutive if exercised. For the year ended December 31, 2021, the Company had 628,000 potential common shares, consisting of 120,000 preferred shares, options to purchase 508,000 shares, outstanding that were potentially dilutive if exercised.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income at December 31, 2022 and 2021, represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2022, and 2021, the Company's uninsured bank balances totaled $6,813,511 and $4,751,602, respectively. The Company has not experienced any significant losses on its cash and cash equivalents. The Company's trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company's end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. The Company maintains allowances for potential credit losses as needed. The Company has derived, and believes that it will continue

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (continued) - to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2022 and 2021, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 9% and 10%, respectively, of annual U.S. revenue. As of December 31, 2022, and 2021, $45,030, or 0.3% and $254,477, or 2% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2022 and 2021, the Company's international revenue was concentrated in one customer that accounted for approximately 12% and 10%, respectively, of annual international revenue. As of December 31, 2022, and 2021, $1,812,924, or 11%, and $1,273,532, or 10% of the Company's accounts receivable, respectively, were due from this international customer. The Company generates revenue both in the United States and internationally. For the years ended December 31, 2022 and 2021, annual revenues associated with international customers were $59,020,266 and $52,337,504, or 77% and 72% of total revenue, respectively.

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

NOTE 3 -  INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The Company's products are manufactured by third parties predominantly in China and shipped to either a warehouse in Nevada, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2022 and 2021 was $105,072 and $116,183, respectively.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 3 -  INVENTORY (continued)

During the years ended December 31, 2022 and 2021 the Company wrote off and destroyed $348,376 and $38,993, respectively, of inventory which was deemed to be obsolete.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2022, and 2021 consisted of the following:

	2022	2021

Land	$285,752	$310,601
Moulds and tools	7,904,381	7,185,612
Computer equipment and software	965,837	783,398
Office and other equipment	828,652	764,212
Vehicles	251,047	225,505
Leasehold improvements	126,975	156,853
	$10,362,644	$9,426,181

Accumulated depreciation	(7,258,308)	(6,298,095)
Property and equipment, net	$3,104,336	$3,128,086

NOTE 5 -  LEASES

On December 14, 2020, Two Eleven entered into a Lease Agreement to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease was to commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement. The lease commenced on August 2, 2021 and has a period of sixty-six (66) month lease term from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees. The Company recognized an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the lease commencement date. The interest rate for this lease agreement as of August 2, 2021, is 3.75%.

On May 24, 2022, the Company entered into a non-cancelable operating lease for warehousing space in South Africa. The lease commenced on April 1, 2022 and expires in June 2023. The lease agreement requires the Company to pay a monthly rent of $851. The Company recognized an operating lease right-of-use asset and operating lease liability of $12,044 and $12,044 as of the lease commencement date. The interest rate for this lease agreement as of April 1, 2022 is 3.75%.

On February 24, 2022, the Company entered into a non-cancelable operating lease for warehousing space in South Africa. The lease commenced on April 1, 2022 and expires in August 2023. The lease agreement requires the Company to pay a monthly rent of $1,628. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,115 and $27,115 as of the lease commencement date. The interest rate for this lease agreement as of April 1, 2022 is 3.75%.

As of December 31, 2022, the Company has three non-cancelable operating leases, for office and warehousing space, that expire in, June 2023, August 2023 and January 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 5 - LEASES (Continued)

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2022 and 2021:

	2022	2021
Assets
Operating lease ROU assets	$1,092,170	$1,393,213

Liabilities
Operating lease liabilities, current	$280,743	$318,621
Operating lease liabilities, net of current portion	811,427	1,074,592
Total operating lease liabilities	$1,092,170	$1,393,213

For the years ended December 31, 2022, and December 31, 2021, the Company recognized $337,139 and $282,839, respectively in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income.  Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2022, and 2021, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2022	December 31, 2021
Weighted average remaining lease term	5 years	5 years
Weighted average discount rate	3.75%	4.08%

Maturities of lease liabilities as of December 31, 2022 were as follows:

Year ended December 31,	Amounts under Operating Leases
2023	292,361
2024	281,664
2025	290,098
2026	298,792
2027	25,455
Total minimum lease payments	$1,188,370
Less: amount representing interest	$(96,200)
Total operating lease liabilities	$1,092,170

Supplemental cash flow information for the years ended December 31, 2022, and 2021 are as follows:

	Year Ended	Year Ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$337,139	$303,784
Right-of-use assets obtained in exchange for lease obligations	$41,163	$1,418,719

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 6 -  PAYMENTS IN ADVANCE

Payments in advance consists of upfront deposit payments made to suppliers for the purchase of assets including moulds, tooling and raw materials to be capitalized and used in the production of income in the future. Payments in advance of $1,047,137 and $1,610,640 as of December 31, 2022 and 2021 are recorded in current assets on the consolidated balance sheets.

NOTE 7 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $2,878,112 and $4,178,427 as of December 31, 2022 and 2021 are recorded in current assets on the consolidated balance sheets.

NOTE 8 -  REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of December 31, 2022, and 2021, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

NOTE 9 -            NOTE PAYABLE

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly instalments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of December 31, 2022, and 2021 $192,290 and $272,519 was outstanding.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly instalments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of December 31, 2022, the full amount of $58,075 was outstanding.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 9 -            NOTE PAYABLE (continued)

	2022	2021
Liabilities
Note payable, current	$108,398	$83,270
Note payable, net of current portion	141,967	189,249
	$250,365	$272,519

Principal Maturities of note payable as of December 31, 2022 are as follows:

Year ended December 31,	Amounts under Notes Payable
2023	$108,398
2024	109,783
2025	28,588
2026	3,596
$250,365

NOTE 10 -  DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a onetime gross bonus payment. For the duration of this Agreement, the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense. As of December 31, 2022, and 2021, the Company has recorded $400,000 and $320,000, respectively as a liability for deferred compensation with respect to this Agreement. The $400,000 was paid in full on January 20, 2023.

NOTE 11 -          STOCKHOLDERS' EQUITY

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

In February 2019, options to purchase 250,000 of the Company's common stock were granted to key employees and the outside director under the Plan at an exercise price of $2.30 per share, exercisable over a 10-year period. On the date of grant, 30% of the shares underlying these options immediately vested with a compensation expense of $82,530. On February 25, 2020, 20% of the shares underlying these options vested with a compensation expense of $55,020. On February 25, 2021, 20% of the shares underlying these options vested with a compensation expense of $55,020. On February 25, 2022, 30% of the shares underlying these options vested with a compensation expense of $82,530. The fair value of the stock options granted was estimated at the date of grant using Black Sholes option-pricing model. Based on the list of assumptions presented below, the fair value of the options granted during the year ended December 31, 2019, was $1.10 per share.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 11 -          STOCKHOLDERS' EQUITY (continued)

The fair value of the stock options granted was estimated at the date of grant using the Black Sholes option-pricing model. The values of the options granted was calculated based on the list of assumptions presented below.

2019 Options Granted
Expected terms in years	10
Years Risk-free interest rate	2.84%
Expected volatility	32.35%
Expected dividend yield	0.00%

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2022 and 2021 was $82,530 and $55,020. As of December 31, 2022, there was $0 of unrecognized compensation costs related to unvested stock options.

A summary of information related to stock option activity during the years ended December 31, 2022 and 2021 is as follows:

	Outstanding	Weighted -	Aggregate
	Stock	Average Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2021	727,000	$1.00 to $2.60	$3,733,600
Stock options exercised	(219,000)
Options outstanding at December 31, 2021	508,000	$1.00 to $2.60	$15,377,200
Stock options exercised	(287,000)
Options outstanding at December 31, 2022	221,000	$1.00 to $2.60	$3,711,500

Options vested and exercisable at December 31, 2022	221,000	$1.60 to $2.60	$3,711,500

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2022 is one to ten years.

On December 29, 2020, the Company's Board approved the award of 41,350 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, 60% of the shares underlying these options immediately vested with a compensation expense of $176,151. On December 29, 2021, 20% of the shares vested with a compensation expense of $58,717. On December 29, 2022, 20% of the shares vested with a compensation expense of $58,717. The fair value of the stock granted, calculated in accordance with the plan, was $7.10 per share.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 11 -          STOCKHOLDERS' EQUITY (continued)

On December 22, 2021, the Company's Board approved the award of 41,050 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, 1,050 shares vested, thereafter on December 31, 2021 60% of the remaining shares vested with a total compensation expense of $753,003.  On March 31, 2022, 10% vested with a total compensation expense of $120,240.  On June 30, 2022 10% vested with a total compensation expense  of $120,240.  On September 30, 2022 10% vested with a total compensation expense of $120,240. On December 30, 2022 10% vested with a total compensation expense of $120,240. The fair value of the stock granted, calculated in accordance with the plan, was $30.06 per share.

On December 22, 2022, the Company's Board approved the award of 29,000 restricted shares of the Company's common stock to key employees and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant all 29,000 shares vested with a total compensation expense of $536,790. The fair value of the stock granted, calculated in accordance with the plan, was $18.51 per share.

Stock-based compensation expense related to vested restricted stock awards during the years ended, December 31, 2022 and 2021 was $1,076,467 and $811,720, respectively. As of December 31, 2022, there was $0 of unrecognized compensation cost related to unvested restricted stock.

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

In December 2022, the Company issued 115,448 shares of common stock to a director and two employees who exercised stock options in a cashless exercise.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 12 - INCOME TAXES

The Company's income tax expense (benefit) for the years ended December 31, 2022 and 2021 consists of the following components:

	2022	2021
Current
Federal	$3,037,973	$3,057,420
State	182,000	676,428
	3,219,973	3,733,848
Deferred
Federal	(177,100)	307,300

Income tax expense	$3,042,873	$4,041,148

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2022	2021
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	1.20%	4.50%
Effect of prior year (over) under provision	-1.20%	1.00%
Timing and permanent differences	2.40%	-0.50%
Valuation Allowance	0.00%	0.00%
	23.40%	26.00%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2022 and 2021 consist of the following:

	2022	2021
Deferred tax assets:
Accounts receivable	$185,900	$72,900
Inventory	52,600	29,000
Payroll differences	(31,900)	105,500
Net operating loss carryforwards	1,023,000	1,023,000
Less valuation allowance	(1,023,000)	(1,023,000)
Deferred tax assets, net	$206,600	$207,400

Deferred tax liabilities:
Depreciation	(272,800)	(436,000)
Deferred tax assets (liabilities), net	$(66,200)	$(228,600)

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carry forwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 12 - INCOME TAXES (continued)

Changes in the tax system by certain states has prevented the Company from utilizing any portion of its state tax net operating loss carry forwards in 2022, and for tax years 2023 and 2024. While the future level of profitability is uncertain, due in part to the uncertain economic climate and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2022 will impact the utilization of the state tax net operating loss carry forwards. As of both December 31, 2022, and 2021, the Company has approximately $12,900,000 of net operating loss carry forwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2022, the tax years that remain subject to examination are 2019 to 2022 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2022 or 2021. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 13 - RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $304,787 and $409,649 for the years ended December 31, 2022 and 2021. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2022, and 2021, accrued royalties totalled $18,661 and $72,859.

Prior to October 31, 2021, the Company was party to a consulting agreement between the Company and Innovate Services Limited, or Innovate, a Seychelles limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which, as amended, Innovate served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $42,233 were payable pursuant to the terms of the agreement.  During the year ended December 31, 2021, the Company recognized an aggregate of $422,330 in consulting fees to Innovate.

On November 8, 2021, the Company terminated the agreement with Innovate, effective October 31, 2021, and simultaneously entered into a new consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, for the same research, development and marketing services, and on substantially the same terms and conditions as the terminated agreement.  Monthly consulting fees amounting to $43,289 are payable to Innovation pursuant to the terms of the agreement effective, November 8, 2021, and totalled $519,468 and $84,466 for the years ended December 31, 2022 and 2021, respectively.

NOTE 14 -  RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees. Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees.

The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral. For the years ending December 31, 2022, and 2021, the Company contributed $28,224 and $29,119 on behalf of the Company's U.S. based employees to the retirement plan.

F-22

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022 AND 2021

NOTE 14 -  RETIREMENT PLANS (continued)

The Company contributes a minimum of 5.5% on behalf of the Company's S.A. based employees to the provident fund on a salary sacrifice basis. For the years ending December 31, 2022 and 2021, the Company contributed $63,478 and $43,679 on behalf of the Company's South African based employees.

NOTE 15 -  COMMITMENTS AND CONTINGENCIES

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

NOTE 16 -  RISKS AND UNCERTAINTIES

The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers' ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. Elevated industry wide inventory levels and adverse economic conditions compounded by resultant foreign exchange rate volatility may impact levels of consumer spending in the foreseeable future, which may affect the Company's profitability, and could have a negative impact on the Company's results of operations for the coming periods and beyond.

NOTE 17 -  SUBSEQUENT EVENTS

Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven.

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. The requirement to receive a onetime gross bonus payment was that the employee had to remain employed pursuant to his performance requirements. The employee fulfilled the requirements of this agreement and received his bonus pursuant hereto on January 20, 2023.

The Company has evaluated all subsequent events through March 28, 2023, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.4	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Sean Macdonald
4.5	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Todd Repsher
4.6	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Erik Olsson
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy
4.8	Stock Option Agreement, dated November 22, 2016, between Leatt Corp. and Jeffrey Guzy
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.10	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Sean Macdonald
4.11	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Erik Olsson
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.13	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Sean Macdonald
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.15	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Erik Olsson
4.16	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Dr. Christopher Leatt
4.17	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Sean Macdonald
4.18	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Todd Repsher
4.19	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Erik Olsson
4.20	Restricted Stock Award Agreement, dated December 29, 2020, between Leatt Corp. and Jeffrey Guzy
4.21	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Todd Repsher
4.22	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Erik Olsson
4.23	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Jeffrey Guzy
4.24	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Sean Macdonald
4.25	Restricted Stock Award Agreement, dated December 22, 2021, between Leatt Corp. and Dr. Christopher Leatt
4.26*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Erik Olsson
4.27*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Jeffrey Guzy
4.28*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Sean Macdonald
4.29*	Restricted Stock Award Agreement, dated December 22, 2022, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5*	Lease Agreement, dated January 12, 2023, between Leatt Corp. and AJ Brutus Investments cc.
10.6*	Lease Agreement, dated May 24, 2022, between Leatt Corp. and FC Rust Theron Incorporated.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2009, between Leatt Corp. and Sean Macdonald (as amended)

10.9	Consulting Agreement, dated July 8, 2015, between Innovate Services Limited and Leatt Corporation (as amended)
10.10	Employment Agreement, dated July 8, 2015, between Innovate Services Limited and Dr. Christopher Leatt
10.11	Side Letter Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt
10.12	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21*	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2022 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2022 and 2021; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2022 and 2021; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2022 and 2021; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.