Form 10-Q
period 2023-03-31
Leatt Corp
filed 2023-05-11
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2023 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	5,971,340

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2023

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2023	December 31, 2022
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$11,372,775	$7,102,945
Accounts receivable, net	9,529,007	12,839,597
Inventory, net	19,826,662	22,805,462
Payments in advance	1,015,125	1,047,137
Deferred asset, net	240,879	1,016,815
Prepaid expenses and other current assets	3,294,498	2,878,112
Total current assets	45,278,946	47,690,068

Property and equipment, net	3,151,033	3,104,336
Operating lease right-of-use assets, net	1,018,609	1,092,170

Other Assets
Deposits	40,304	40,796

Total Assets	$49,488,892	$51,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,601,788	$6,011,390
Notes payable, current	109,436	108,398
Operating lease liabilities, current	272,974	280,743
Deferred compensation, current	-	400,000
Income taxes payable	3,487,567	3,382,700
Short term loan, net of finance charges	645,758	1,030,196
Total current liabilities	8,117,523	11,213,427

Notes payable, net of current portion	115,713	141,967
Operating lease liabilities, net of current portion	745,635	811,427
Deferred tax liability, net	66,200	66,200

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,971,340 and 5,971,340 shares issued and outstanding	130,309	130,309
Additional paid - in capital	10,645,497	10,645,497
Accumulated other comprehensive loss	(1,354,892)	(1,081,143)
Retained earnings	31,019,907	29,996,686
Total stockholders' equity	40,443,821	39,694,349

Total Liabilities and Stockholders' Equity	$49,488,892	$51,927,370

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2023	2022
	Unaudited	Unaudited

Revenues	$13,079,343	$24,228,108

Cost of Revenues	7,306,573	14,601,018

Gross Profit	5,772,770	9,627,090

Product Royalty Income	13,136	78,839

Operating Expenses
Salaries and wages	1,241,436	1,297,962
Commissions and consulting expenses	96,324	162,586
Professional fees	337,243	259,115
Advertising and marketing	841,094	613,890
Office lease and expenses	150,240	207,021
Research and development costs	584,991	533,700
Bad debt expense	49,395	18,324
General and administrative expenses	818,179	711,752
Depreciation	279,810	276,924
Total operating expenses	4,398,712	4,081,274

Income from Operations	1,387,194	5,624,655

Other Income (Expenses)
Interest and other expenses, net	(20,924)	6,157
Total other income (expenses)	(20,924)	6,157

Income Before Income Taxes	1,366,270	5,630,812

Income Taxes	343,049	1,408,057

Net Income Available to Common Shareholders	$1,023,221	$4,222,755

Net Income per Common Share
Basic	$0.17	$0.73
Diluted	$0.16	$0.68

Weighted Average Number of Common Shares Outstanding
Basic	5,971,340	5,765,461
Diluted	6,279,677	6,246,325

Comprehensive Income
Net Income	$1,023,221	$4,222,755
Other comprehensive income, net of $0 and $0 deferred income taxes in 2023 and 2022
Foreign currency translation	(273,749)	257,734

Total Comprehensive Income	$749,472	$4,480,489

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2023

						Accumulated
					Additional	Other
	Preferred Stock A		Common Stock		Paid - In	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total

Balance, January 1, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

Net income	-	-	-	-	-	-	1,023,221	1,023,221

Foreign currency translation adjustment	-	-	-	-	-	(273,749)	-	(273,749)

Balance, March 31, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,354,892)	$31,019,907	$40,443,821

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	2023	2022

Cash flows from operating activities
Net income	$1,023,221	$4,222,755
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	279,810	276,924
Stock-based compensation	-	202,770
Bad debts reserve	41,284	14,526
Inventory reserve	182,529	13,656
Deferred asset allowance	(26,827)	-
(Gain) loss on sale of property and equipment	13	(21,590)
(Increase) decrease in:
Accounts receivable	3,269,306	(5,097,249)
Deferred asset	802,763	-
Inventory	2,796,271	1,151,008
Payments in advance	32,012	68,865
Prepaid expenses and other current assets	(416,386)	277,927
Deposits	492	(16,411)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,409,602)	(3,207,604)
Income taxes payable	104,867	1,407,703
Deferred compensation	(400,000)	20,000
Net cash provided by (used in) operating activities	5,279,753	(686,720)

Cash flows from investing activities
Capital expenditures	(368,497)	(260,912)
Proceeds from sale of property and equipment	-	35,848
Increase in short-term investments, net	-	(1)
Net cash used in investing activities	(368,497)	(225,065)

Cash flows from financing activities
Issuance of common stock	-	255,800
Repayment of notes payable to bank	(25,216)	(14,394)
Repayment of short-term loan, net	(384,438)	(313,958)
Net cash used in financing activities	(409,654)	(72,552)

Effect of exchange rates on cash and cash equivalents	(231,772)	207,577

Net increase (decrease) in cash and cash equivalents	4,269,830	(776,760)

Cash and cash equivalents - beginning of period	7,102,945	5,022,436

Cash and cash equivalents - end of period	$11,372,775	$4,245,676

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,135	$16,133
Cash paid for income taxes	$237,086	$354

Other noncash investing and financing activities
Common stock issued for services	$-	$202,770

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2022 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2023. The consolidated balance sheet as of March 31, 2023 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2023 and 2022, changes in stockholders' equity for the three months ended March 31, 2023, cash flows for the three months ended March 31, 2023 and 2022, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2023 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $287,601 at March 31, 2023 and $105,072 at December 31, 2022.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in June 2023, August 2023 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2023 and December 31, 2022:

	2023	2022
Assets
Operating lease ROU assets	$1,018,609	$1,092,170

Liabilities
Operating lease liabilities, current	$272,974	$280,743
Operating lease liabilities, net of current portion	745,635	811,427
Total operating lease liabilities	$1,018,609	$1,092,170

During the three months ended March 31, 2023 and 2022 the Company recognized $72,736 and $99,318, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of March 31, 2023, and December 31, 2022 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2023	December 31, 2022
Weighted average remaining lease term	3.80 years	5 years
Weighted average discount rate	3.75%	3.75%

Maturities of lease liabilities as of March 31, 2023 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2023	216,312
2024	281,664
2025	290,098
2026	298,792
2027	25,455
Total minimum lease payments	$1,112,321
Less: amount representing interest	$(93,712)
Total operating lease liabilities	$1,018,609

Supplemental cash flow information for the three months ended March 31, 2023 and 2022 are as follows:

	Three months ended	Three months ended
	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$75,033	$82,817

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of March 31, 2023, and December 31, 2022, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $123,537 over ten months including interest at 8.250%. The South African short-term loan is payable in monthly installments of $5,725 over a ten-month period at a flat interest rate of 3.80%.

The Company also carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. One short-term loan is payable on a sliding scale, in two payments of $37,381, three payments of $1,172 and six payments of $326 at 6.360% annual interest rate. The short-term loan was paid in full on March 30, 2023. A second short-term loan is payable in monthly installments of $19,781 over a seven-month period at a flat interest rate of 6.360%. The short-term loan was paid in full on March 30, 2023. The third short-term loan is payable in monthly installments of $3,369 over a ten-month period at a flat interest rate of 8.250%.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of March 31, 2023 and December 31, 2022, $169,955 and $192,290, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of March 31, 2023 and December 31, 2022, $55,194 and $58,075, was outstanding, respectively.

	March 31,	March 31,
	2023	2022
Liabilities
Notes payable, current	$109,436	$108,398
Notes payable, net of current portion	115,713	141,967
	$225,149	$250,365

Principal maturities of notes payable as of March 31, 2023 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2023	$81,640
2024	112,983
2025	28,723
2026	1,803
$225,149

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

As of March 31, 2023 and December 31, 2022 sales totaling $651,815 and $2,509,534 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $78,244 and $105,071 as of March 31, 2023 and December 31, 2022 respectively.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company's consolidation warehouse or the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2023	% of Revenues	2022	% of Revenues
Consumer and athlete direct revenues	$655,835	5%	$595,479	2%
Dealer direct revenues	3,252,319	25%	5,003,608	21%
International distributor revenues	9,171,189	70%	18,629,021	77%
	$13,079,343	100%	$24,228,108	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2023 and December 31, 2022 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts was $784,905 at March 31, 2023 and $743,621 at December 31, 2022.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2023, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2023, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

In January 2022, the Company issued 78,000 shares of common stock to an employee who exercised stock options. In March 2022, the Company issued 40,000 shares of common stock to two employees who exercised stock options.

Stock-based compensation expense related to vested stock options during the three months ended March 31, 2022 was $82,530. As of March 31, 2023, there was $0 of unrecognized compensation cost related to unvested stock options.

Stock-based compensation expense related to vested restricted stock awards during the three months ended March 31, 2022 was $120,240. As of March 31, 2023, there was $0 of unrecognized compensation cost related to unvested restricted stock.

Note 11 - Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements - In September 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-04, Liabilities-Supplier Finance Programs (Topic 405-50): Disclosure of Supplier Finance Program Obligations. This standard requires a buyer that uses supplier finance programs to make annual disclosures about the programs' key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated rollforward information. The Company adopted this standard effective January 1, 2023. The adoption did not have an impact on the Company's disclosures as the impact of supplier finance programs is not material to the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted - There were no new material accounting standards issued in the first quarter of 2023.

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this annual report to:

• "Leatt," "we," "us," "our," the "Registrant" or the "Company" are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly owned subsidiaries, Two Eleven and Leatt Prop;

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR17.9698 for its March 31, 2023 balance sheet.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition if economic conditions do not improve. We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated multi-brand stock, previously ordered in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience prolonged slow growth or recession as a result of these conditions or otherwise, we could see a drop-in demand for our products and potentially difficulty in collecting accounts receivable.

• Trade Restrictions - We engage in international manufacturing and sales, which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had any pricing impact on the shipment of our products to international markets as at March 2023, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

• Fuel Prices - Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products, which we may not be able to pass on to our customers. On the other hand, fluctuations in fuel prices lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products.

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

• Protection of Intellectual Property - We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation, and we may be required to do so in the future. Such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 70% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories since the initial stages of the pandemic, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended March 31, 2023. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. The occurrence of any other catastrophic events could have a negative impact on our sales revenue for the coming periods and beyond.

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

• Rising Freight Shipping and Logistics Costs - The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products to our global network of distributors, dealers and customers, or their import agents, from warehouses in China. Over the past several quarters, the strong rise in demand for Chinese exports has outpaced the availability of containers in Asia, creating a container shortage and huge backlogs in many freight markets around the world, including the U.S., the Middle East, and East Asia. These container shortages at Asian ports and the resultant port congestion in global markets have exacerbated supply bottlenecks and increased shipping costs. Although we have experienced an easing in these dynamics, further disruption and pricing volatility in the global shipping and logistics industry could have a negative impact on our results of operations for the coming periods and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2023 and 2022 included herein.

Comparison of Three Months Ended March 31, 2023 and Three Months Ended March 31, 2022

The following table summarizes the results of our operations during the three-month periods ended March 31, 2023 and 2022 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$13,079,343	$24,228,108	$(11,148,765)	-46%
COST OF REVENUES	7,306,573	14,601,018	$(7,294,445)	-50%
GROSS PROFIT	5,772,770	9,627,090	$(3,854,320)	-40%
PRODUCT ROYALTY INCOME	13,136	78,839	$(65,703)	-83%
OPERATING EXPENSES
Salaries and Wages	1,241,436	1,297,962	$(56,526)	-4%
Commissions and Consulting	96,324	162,586	$(66,262)	-41%
Professional Fees	337,243	259,115	$78,128	30%
Advertising and Marketing	841,094	613,890	$227,204	37%
Office Lease and Expenses	150,240	207,021	$(56,781)	-27%
Research and Development Costs	584,991	533,700	$51,291	10%
Bad Debt Expense	49,395	18,324	$31,071	170%
General and Administrative	818,179	711,752	$106,427	15%
Depreciation	279,810	276,924	$2,886	1%
Total Operating Expenses	4,398,712	4,081,274	$317,438	8%
INCOME FROM OPERATIONS	1,387,194	5,624,655	$(4,237,461)	-75%
Other Income (Expenses)	(20,924)	6,157	$(27,081)	-440%
INCOME BEOFRE INCOME TAXES	1,366,270	5,630,812	$(4,264,542)	-76%
Income Taxes	343,049	1,408,057	$(1,065,008)	-76%
NET INCOME	$1,023,221	$4,222,755	$(3,199,534)	-76%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2023 were $13.08 million, a 46% decrease, compared to revenues of $24.23 million for the quarter ended March 31, 2022 which was an exceptional quarter for the Company. Revenues for the first quarter of 2022 increased by 88% when compared to the prior year period. This decrease in worldwide revenues is attributable to a $6.12 million decrease in body armor sales, a $2.56 million decrease in helmet sales, a $1.72 million decrease in other products, parts and accessory and a $0.75 million decrease in neck brace sales. Revenues associated with international customers were $9.19 million and $18.94 million, or 70% and 78% of revenues, for the three months ended March 31, 2023 and 2022, respectively. The impact of an exceptionally strong comparative quarter was compounded by industry-wide stocking dynamics that continue to affect distributor and dealer ordering levels.

The following table sets forth our revenues by product line for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	% of Revenues	2022	% of Revenues

Neck braces	$780,315	6%	$1,531,479	6%
Body armor	6,366,181	49%	12,482,393	52%
Helmets	3,128,754	24%	5,688,513	23%
Other products, parts and accessories	2,804,093	21%	4,525,723	19%
	$13,079,343	100%	$24,228,108	100%

Sales of our flagship neck brace accounted for $0.78 million and $1.53 million, or 6% and 6% of our revenues for the quarters ended March 31, 2023 and 2022, respectively. The 49% decrease in neck brace revenues is primarily attributable to a 51% decrease in the volume of neck braces sold to our customers in the United States and abroad during the 2023 period when compared to the 2022 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $6.37 million and $12.48 million, or 49% and 52% of our revenues for the quarters ended March 31, 2023 and 2022, respectively. The 49% decrease in body armor revenues was primarily the result of a 42% decrease in upper body armor revenues and a 76% decrease in the volume of motorcycle boots sold when compared to the 2022 period, which was an exceptionally strong period for body armor sales. Body armor revenues for the three months ended March 31, 2022 had increased by 69%, when compared to the prior year period.

Our helmets accounted for $3.13 million or 24% of our revenues for the three months ended March 31, 2023, as compared to $5.69 million or 23% of our revenues for the same 2022 period. The 45% decrease in helmet sales is primarily attributable to a 53% decrease in the volume of MTB helmets sold to our customers in the United States and abroad during the 2023 period, when compared to the 2022 period, which was an exceptionally strong period for MTB helmet sales. MTB Helmet sales volumes for the quarter ending March 31, 2022 had increased by 357%, when compared to the prior year period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $2.80 million and $4.53 million, or 21% and 19% of our revenues for the quarters ended March 31, 2023 and 2022, respectively. The 38% decrease in revenues from the sale of other products, parts and accessories is primarily due to a 41% decrease in revenues derived from the sale of our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use respectively when compared to the 2022 period, which was an exceptionally strong period for apparel sales. Apparel revenues for the three months ended March 31, 2022 had increased by 171%, when compared to the prior year period.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2023 and 2022 were $7.31 million and $14.60 million, respectively. Gross Profit for the quarters ended March 31, 2023 and 2022 were $5.77 million and $9.63 million, respectively, or 44% and 40% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 6% and 6% of our revenues for the quarters ended March 31, 2023 and 2022, respectively. Additionally, revenues associated with international customers were 70% and 78% of our revenues for the three months ended March 31, 2023 and 2022, respectively, with revenue associated with international distribution customers continuing to generate a lower gross profit margin than dealer direct sales in the United States. The increase in gross profit as a percentage of revenues for the three months ended March 31, 2023 was further influenced by a significant decrease in global and domestic shipping and logistic costs as supply chain constraints as a result of the COVID-19 pandemic continued to improve.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2023 and 2022 were $13,136 and $78,839, respectively. The 83% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2023 and 2022 were $1,241,436 and $1,297,962, respectively. The 4% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel in the recognition of performance during the 2022 period that was partially offset by the employment of additional sales and marketing professionals in the United States and abroad as we continue to expand our multi-channel sales operations globally.

Commissions and Consulting Expense - During the quarters ended March 31, 2023 and 2022, commissions and consulting expenses were $96,324 and $162,586, respectively. The 41% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States in line with a decrease in sales growth in the region and continued employment of in-house employee sales personnel in the region during the 2023 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2023 and 2022 were $337,243 and $259,115, respectively. The 30% increase in professional fees is primarily due to an increase in audit fees incurred during the 2023 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2023 and 2022 were $841,094 and $613,890, respectively. The 37% increase in advertising and marketing expenditure is primarily due to the production and execution of global marketing campaigns that incorporate high-caliber athlete sponsorships, event attendance, media outreach and coordinated digital marketing activities designed to market the Company's growing product offering and increase global consumer engagement.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2023 and 2022 were $150,240 and $207,021, respectively. The 27% decrease in office lease and expenses during the 2023 period is primarily due to a decrease in additional warehouse storage rented in the United States as the Company continues to streamline and consolidate inventory levels and warehousing operations at its Reno, Nevada warehouse.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2023, increased to $584,991, from $533,700 during the same 2022 quarter. The 10% increase in research and development costs is primarily as a result of the employment of research and development professionals, as well as increased certification costs incurred as the Company continues to develop a pipeline of exceptional, innovative protective gear that appeals to a wider rider audience.

Bad Debt Expense - Bad debt expense for the quarters ended March 31, 2023 and 2022 were $49,395 and $18,324, respectively. The 170% increase in bad debt expense is the result of an increase in provisions made for unrecoverable debts relating to the Company's international customers during the 2023 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2023 and 2022 were $818,179 and $711,752, respectively. The 15% increase in general and administrative expenses is primarily due to an increase in expenditures on product liability insurance premiums during the 2023 period. Additionally, travel expenditure increased in line with a relaxation of global COVID-19 related travel restrictions and an increase in marketing and sales activation travel.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2023 and 2022 were $279,810 and $276,924, respectively. The 1% increase in depreciation is primarily due to the addition of online software enhancements utilized to improve consumer and customer engagement and ultimately buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $317,438, to $4.40 million in the three months ended March 31, 2023, or 8%, compared to $4.08 million in the 2022 period. This increase is primarily due to increases in general and administrative, research and development and advertising and marketing costs that were partially offset by a decrease in salaries and wages, commissions and office lease expenditure discussed above.

Net Income - The net income after income taxes for the quarter ended March 31, 2023 was $1.02 million, as opposed to a net income of $4.22 million for the quarter ended March 31, 2022. This 76% decrease in net income is primarily due to the decrease in sales revenues discussed above.

Liquidity and Capital Resources

At March 31, 2023, we had cash and cash equivalents of $11.37 million. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2023	2022
Net cash provided by (used in) operating activities	$5,279,753	$(686,720)
Net cash used in investing activities	$(368,497)	$(225,065)
Net cash used in financing activities	$(409,654)	$(72,552)
Effect of exchange rate changes on cash and cash equivalents	$(231,772)	$207,577
Net increase (decrease) in cash and cash equivalents	$4,269,830	$(776,760)
Cash and cash equivalents at the beginning of period	$7,102,945	$5,022,436
Cash and cash equivalents at the end of period	$11,372,775	$4,245,676

Cash increased by $4.27 million, or 60%, for the three months ended March 31, 2023, when compared to December 31, 2022. The primary sources of cash for the three months ended March 31, 2023 were net income of $1,023,221, decreased accounts receivable of $3,269,306, decreased inventory of $2,796,271 and a decrease in deferred assets of $802,763. The primary uses of cash for the three months ended March 31, 2023 were decreased accounts payable and accrued expenses of $2,409,602, a decrease in prepaid expenses and other current assets of $416,386, decreased deferred compensation of $400,000, capital expenditure of $368,497 and the repayment of a short term loan amounting to $384,438.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank, as well as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditure in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both in the U.S. and abroad.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the three months ended March 31, 2023 and 2022, the Company paid an aggregate of $39,651 and $72,716 in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the three months ended March 31, 2023 and 2022, the Company paid an aggregate of $9,913 and $18,179, in licensing fees to Mr. De Villiers.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $42,233; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) two and one-half percent (2.5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon 6 months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The monthly fee increased to $43,289 effective January 1, 2022, and thereafter, increased to $44,371 effective January 1, 2023. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the three months ended March 31, 2023 and 2022, the Company recognized an aggregate of $133,114 and $129,867, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated May 27, 2022, between the Company and Aon Premium Finance, LLC, or APF, the Company is obligated to pay APF an aggregate sum of $80,233 in eleven monthly payments on a sliding scale, as follows, $37,381, $37,381, $1,172, $1,172, $1,172 and thereafter six payments of $326, at a 6.360% annual interest rate, commencing on June 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement would be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of March 31, 2023, the Company had not defaulted on its payment obligations under this agreement. The short-term loan was paid in full on March 30, 2023.

Pursuant to a Premium Finance Agreement, dated September 20, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $138,470 in seven payments of $19,781, at a 6.360% annual interest rate, commencing on October 1, 2022 and ending on April 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of March 31, 2023, the Company had not defaulted on its payment obligations under this agreement. The short-term loan was paid in full on March 30, 2023.

Pursuant to a Premium Finance Agreement, dated October 25, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,235,372 in ten payments of $123,537, at an 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of March 31, 2023, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated November 22, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $32,451 in ten payments of $3,369, at an 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of March 31, 2023, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024. As of March 31, 2023, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of March 31, 2023 and December 31, 2022, respectively, $169,955 and $192,290 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of March 31, 2023, and December 31, 2022, respectively, $55,194 and $58,075 of the Equipment Note was outstanding.

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

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when our performance obligations are satisfied as evidenced by the transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

As of March 31, 2023 and December 31, 2022 sales totaling $651,815 and $2,509,534 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $78,244 and $105,071 as of March 31, 2023 and December 31, 2022 respectively.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from our consolidation warehouse or third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, products may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2023 and 2022 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit lossess determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $784,905 at March 31, 2023 and $743,621 at December 31, 2022.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $287,601 at March 31, 2023 and $105,072 at December 31, 2022.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the three months ended March 31, 2023 and 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2023, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2022.

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

Date: May 11, 2023	LEATT CORPORATION

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