Form 10-Q
period 2023-06-30
Leatt Corp
filed 2023-08-10
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2023

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
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2023 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	5,971,340

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2023

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2023	December 31, 2022
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$11,997,597	$7,102,945
Accounts receivable, net	10,349,776	12,839,597
Inventory, net	19,158,929	22,805,462
Payments in advance	1,042,058	1,047,137
Deferred asset, net	292,321	1,016,815
Prepaid expenses and other current assets	2,013,106	2,878,112
Total current assets	44,853,787	47,690,068

Property and equipment, net	3,228,198	3,104,336
Operating lease right-of-use assets, net	945,901	1,092,170

Other Assets
Deposits	39,872	40,796

Total Assets	$49,067,758	$51,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,152,630	$6,011,390
Notes payable, current	110,484	108,398
Operating lease liabilities, current	266,057	280,743
Deferred compensation, current	-	400,000
Income taxes payable	1,356,195	3,382,700
Short term loan, net of finance charges	291,968	1,030,196
Total current liabilities	7,177,334	11,213,427

Notes payable, net of current portion	87,740	141,967
Operating lease liabilities, net of current portion	679,844	811,427
Deferred tax liability, net	66,200	66,200

Commitments and contingencies	-	-

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,971,340 and 5,971,340 shares issued and outstanding	130,309	130,309
Additional paid - in capital	10,645,497	10,645,497
Accumulated other comprehensive loss	(1,518,212)	(1,081,143)
Retained earnings	31,796,046	29,996,686
Total stockholders' equity	41,056,640	39,694,349

Total Liabilities and Stockholders' Equity	$49,067,758	$51,927,370

The accompanying notes are an integral part of these consolidated financial statements.

 LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$12,350,224	$17,938,310	$25,429,567	$42,166,418

Cost of Revenues	7,007,442	10,294,238	14,314,015	24,895,256

Gross Profit	5,342,782	7,644,072	11,115,552	17,271,162

Product Royalty Income	10,248	46,971	23,384	125,810

Operating Expenses
Salaries and wages	1,228,491	1,325,177	2,469,927	2,623,139
Commissions and consulting expenses	110,925	150,634	207,249	313,220
Professional fees	111,785	79,653	449,028	338,768
Advertising and marketing	863,378	746,114	1,704,472	1,360,004
Office lease and expenses	161,572	193,878	311,812	400,899
Research and development costs	632,968	480,843	1,217,959	1,014,543
Bad debt expense (recovery)	(230,616)	(13,969)	(181,221)	4,355
General and administrative expenses	868,595	710,351	1,686,774	1,422,103
Depreciation	292,374	287,943	572,184	564,867
Total operating expenses	4,039,472	3,960,624	8,438,184	8,041,898

Income from Operations	1,313,558	3,730,419	2,700,752	9,355,074

Other Expenses
Interest and other expenses, net	(16,874)	(8,349)	(37,798)	(2,192)
Total other expenses	(16,874)	(8,349)	(37,798)	(2,192)

Income Before Income Taxes	1,296,684	3,722,070	2,662,954	9,352,882

Income Taxes	520,545	995,150	863,594	2,403,207

Net Income Available to Common Shareholders	$776,139	$2,726,920	$1,799,360	$6,949,675

Net Income per Common Share
Basic	$0.13	$0.47	$0.30	$1.20
Diluted	$0.12	$0.44	$0.29	$1.12

Weighted Average Number of Common Shares Outstanding
Basic	5,971,340	5,815,285	5,971,340	5,790,510
Diluted	6,268,520	6,255,537	6,268,520	6,230,763

Comprehensive Income
Net Income	$776,139	$2,726,920	$1,799,360	$6,949,675
Other comprehensive income, net of $0 deferred income taxes in 2023 and 2022
Foreign currency translation	(163,320)	(382,782)	(437,069)	(125,048)

Total Comprehensive Income	$612,819	$2,344,138	$1,362,291	$6,824,627

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2023

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

Net income	-	-	-	-	-	-	1,799,360	1,799,360

Foreign currency translation adjustment	-	-	-	-	-	(437,069)	-	(437,069)

Balance, June 30, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,518,212)	$31,796,046	$41,056,640

The accompanying notes are an integral part of these consolidated financial statements.

 LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities
Net income	$1,799,360	$6,949,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	572,184	564,867
Stock-based compensation	-	323,010
Bad debts reserve	(202,905)	(7,871)
Inventory reserve	180,164	94,269
Deferred asset allowance	(37,518)	-
(Gain) loss on sale of property and equipment	12	(22,905)
(Increase) decrease in:
Accounts receivable	2,692,726	(1,155,162)
Deferred asset	762,012	-
Inventory	3,466,369	(866,061)
Payments in advance	5,079	258,974
Prepaid expenses and other current assets	865,006	729,338
Deposits	924	(7,994)
Increase (decrease) in:
Accounts payable and accrued expenses	(858,760)	(6,649,900)
Income taxes payable	(2,026,505)	703,220
Deferred compensation	(400,000)	40,000
Net cash provided by operating activities	6,818,148	953,460

Cash flows from investing activities
Capital expenditures	(265,819)	(435,537)
Proceeds from sale of property and equipment	-	42,773
Increase in short-term investments, net	-	(1)
Net cash used in investing activities	(265,819)	(392,765)

Cash flows from financing activities
Issuance of common stock	-	255,800
Repayment of note payable to bank	(52,141)	(36,146)
Repayment of short-term loan, net	(738,228)	(747,845)
Net cash used in financing activities	(790,369)	(528,191)

Effect of exchange rates on cash and cash equivalents	(867,308)	(105,169)

Net increase (decrease) in cash and cash equivalents	4,894,652	(72,665)

Cash and cash equivalents - beginning of period	7,102,945	5,022,436

Cash and cash equivalents - end of period	$11,997,597	$4,949,771

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,127	$30,178
Cash paid for income taxes	$2,846,403	$1,699,987

Other noncash investing and financing activities
Common stock issued for services	$-	$323,010

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2022 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2023. The consolidated balance sheet as of June 30, 2023 and the consolidated statements of operations and comprehensive income for the three and six months ended June 30, 2023 and 2022, changes in stockholders' equity for the six months ended June 30, 2023, cash flows for the six months ended June 30, 2023 and 2022, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2023 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $285,236 at June 30, 2023 and $105,072 at December 31, 2022.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in February 2025, February 2025 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of June 30, 2023 and December 31, 2022:

	2023	2022
Assets
Operating lease ROU assets	$945,901	$1,092,170

Liabilities
Operating lease liabilities, current	$266,057	$280,743
Operating lease liabilities, net of current portion	679,844	811,427
Total operating lease liabilities	$945,901	$1,092,170

During the six months ended June 30, 2023 and 2022 the Company recognized $145,194 and $189,954, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of June 30, 2023, and December 31, 2022 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2023	December 31, 2022
Weighted average remaining lease term	3.55 years	5 years
Weighted average discount rate	3.75%	3.75%

Maturities of lease liabilities as of June 30, 2023 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2023	$140,931
2024	281,664
2025	290,098
2026	298,792
2027	25,455
Total minimum lease payments	$1,036,940
Less: amount representing interest	$(91,039)
Total operating lease liabilities	$945,901

Supplemental cash flow information for the six months ended June 30, 2023 and 2022 are as follows:

	Six months ended	Six months ended
	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$150,041	$191,732
Right-of-use assets obtained in exchange for lease obligations	$-	$41,163

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of June 30, 2023, and December 31, 2022, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $123,537 over ten months including interest at 8.250%. The South African short-term loan is payable in monthly installments of $5,494 over a ten-month period at a flat interest rate of 3.80%.

The Company also carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. One short-term loan is payable in monthly installments of $3,369 over a ten-month period at a flat interest rate of 8.25%. A second short-term loan is payable in monthly installments of $14,320 over a five-month period at a flat interest rate of 9.990%.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of June 30, 2023 and December 31, 2022, $147,422 and $192,290, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of June 30, 2023 and December 31, 2022, $50,802 and $58,075, was outstanding, respectively.

	June 30, 2023	December 31, 2022
Liabilities
Notes payable, current	$110,484	$108,398
Notes payable, net of current portion	87,740	141,967
	$198,224	$250,365

Principal maturities of notes payable as of June 30, 2023 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2023	$54,715
2024	112,983
2025	28,723
2026	1,803
$198,224

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

As of June 30, 2023 and December 31, 2022, sales totaling $594,365 and $2,509,534 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $67,523 and $105,071 as of June 30, 2023 and December 31, 2022, respectively.

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2023	% of Revenues	2022	% of Revenues
Consumer and athlete direct revenues	$1,532,837	6%	$1,385,732	3%
Dealer direct revenues	6,065,359	24%	8,551,462	20%
International distributor revenues	17,831,371	70%	32,229,224	77%
	$25,429,567	100%	$42,166,418	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2023 and December 31, 2022 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts was $540,716 at June 30, 2023 and $743,621 at December 31, 2022.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2023, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2023, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

In January 2022, the Company issued 78,000 shares of common stock to an employee who exercised stock options. In March 2022, the Company issued 40,000 shares of common stock to two employees who exercised stock options.

In May 2022, the Company issued 35,209 shares of common stock to an employee who exercised stock options.

Stock-based compensation expense related to vested stock options during the six months ended June 30, 2022 was $82,530. As of June 30, 2023, there was $0 of unrecognized compensation cost related to unvested stock options.

Stock-based compensation expense related to vested restricted stock awards during the six months ended June 30, 2022 was $120,240. As of June 30, 2023, there was $0 of unrecognized compensation cost related to unvested restricted stock.

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

The Company evaluated all ASU's issued by the FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

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

On May 18, 2023, the Company entered into a new lease agreement for warehousing space in South Africa, commencing on July 1, 2023 and expiring in February 2025. The lease agreement requires the Company to pay monthly rent of $829 for the first twelve months and $896 for the following eight months. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $15,942 and $15,942 as of the effective date of the lease. The estimated interest rate for this lease agreement as of July 1, 2023 is 5.168%.

On May 23, 2023, the Company entered into an extension agreement of the existing lease agreement for warehousing space in South Africa which would have expired August 31, 2023, the extension on the lease agreement commences on September 1, 2023 and expires in February 2025. The extension of the lease agreement requires the Company to pay monthly rent of $1,585 for the first six months and $1,696 for the following twelve months. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $27,913 and $27,913 as of the effective date of the lease. The estimated interest rate for this lease agreement as of July 1, 2023 is 5.168%.

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

Also, forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this quarterly report and the documents that we reference and filed as exhibits to the quarterly report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.7246 for its June 30, 2023 balance sheet.

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

Leatt earns revenues through the sale of its products through approximately 59 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

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

• Trade Restrictions - We engage in international manufacturing and sales, which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had any pricing impact on the shipment of our products to international markets as of June 2023, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories since the initial stages of the pandemic, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the six months ended June 30, 2023. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. The occurrence of any other catastrophic events could have a negative impact on our sales revenue for the coming periods and beyond.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and six-month periods ended June 30, 2023 and 2022 included herein.

Comparison of Three Months Ended June 30, 2023 and Three Months Ended June 30, 2022

The following table summarizes the results of our operations during the three months ended June 30, 2023 and 2022 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$12,350,224	$17,938,310	$(5,588,086)	-31%
COST OF REVENUES	7,007,442	10,294,238	$(3,286,796)	-32%
GROSS PROFIT	5,342,782	7,644,072	$(2,301,290)	-30%
PRODUCT ROYALTY INCOME	10,248	46,971	$(36,723)	-78%
OPERATING EXPENSES
Salaries and Wages	1,228,491	1,325,177	$(96,686)	-7%
Commissions and Consulting	110,925	150,634	$(39,709)	-26%
Professional Fees	111,785	79,653	$32,132	40%
Advertising and Marketing	863,378	746,114	$117,264	16%
Office Lease and Expenses	161,572	193,878	$(32,306)	-17%
Research and Development Costs	632,968	480,843	$152,125	32%
Bad Debt Recovery	(230,616)	(13,969)	$(216,647)	-1551%
General and Administrative	868,595	710,351	$158,244	22%
Depreciation	292,374	287,943	$4,431	2%
Total Operating Expenses	4,039,472	3,960,624	$78,848	2%
INCOME FROM OPERATIONS	1,313,558	3,730,419	$(2,416,861)	-65%
Other Expenses	(16,874)	(8,349)	$(8,525)	-102%
INCOME BEOFRE INCOME TAXES	1,296,684	3,722,070	$(2,425,386)	-65%
Income Taxes	520,545	995,150	$(474,605)	-48%
NET INCOME	$776,139	$2,726,920	$(1,950,781)	-72%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended June 30, 2023 were $12.35 million, a 31% decrease, compared to $17.94 million for the quarter ended June 30, 2022. This decrease in worldwide revenues is attributable to a $4.14 million decrease in body armor sales, a $1.82 million decrease in other products, parts and accessory sales, and a $0.77 million decrease in neck brace sales, that was partially offset by a $1.15 million increase in helmet sales. Revenues associated with international customers were $8.93 million and $13.91 million, or 72% and 78% of revenues, respectively, for the quarters ended June 30, 2023 and 2022, respectively.

The following table sets forth our revenues by product line for the quarter ended June 30, 2023 and 2022:

		Three months ended June 30,
	2023	% of Revenues	2022	%of Revenues
Neck braces	$541,056	4%	$1,314,710	7%
Body armor	5,375,160	43%	9,511,878	53%
Helmets	3,523,450	29%	2,377,878	13%
Other products, parts and accessories	2,910,558	24%	4,733,844	27%
	$12,350,224	100%	$17,938,310	100%

Sales of our flagship neck brace accounted for $0.54 and $1.31 million, or 4% and 7% of our revenues for the quarters ended June 30, 2023 and 2022, respectively. The 59% decrease in neck brace revenues is primarily attributable to a 59% decrease in the volume of neck braces sold to our customers in the United States and abroad during the 2023 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.38 and $9.51 million, or 43% and 53% of our revenues for the quarters ended June 30, 2023 and 2022, respectively. The 43% decrease in body armor revenues during the 2023 second quarter is primarily the result of a 60% decrease in the volume of upper body armor protection units sold globally during the 2023 period.

Our helmet sales accounted for $3.52 and $2.38 million or 29% and 13% of our revenues for the quarters ended June 30, 2023 and 2022, respectively. The 48% increase in helmet sales during the 2023 second quarter is primarily due to a strong increase in MTB helmet sales. Sales of our award winning, innovative and expanding MTB helmet line up increased by 116% when compared to the second quarter of 2022. Additionally, MOTO helmet sales volume increased by 141% during the period due to strong demand for our redesigned MOTO helmet line up.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $2.91 and $4.73 million, or 24% and 27% of our revenues for the quarters ended June 30, 2023, and 2022, respectively. The 39% decrease in revenues from the sale of other products, parts and accessories during the 2023 second quarter is primarily due to a 33% decrease in the sales volume of MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2023 and 2022 were $7.01 and $10.29 million, respectively. Gross Profit for the quarters ended June 30, 2023 and 2022 were $5.34 and $7.64 million, respectively, or 43% and 43% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 4% and 7% of our revenues for the quarters ended June 30, 2023 and 2022, respectively our gross profit remained consistent with the 2022 period due to further stabilization in global shipping and logistics costs as the significant global shipping constraints resulting from the COVID-19 pandemic continued to improve.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2023 and 2022 were $10,248 and $46,971, respectively. The 78% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2023 and 2022 were $1,228,491 and $1,325,177, respectively. The 7% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel during the 2022 period which was partially offset by the employment of additional international marketing and sales personel as the Company continues to build a diversified multi-channel sales organization.

Commissions and Consulting Expense - During the quarters ended June 30, 2023 and 2022, commissions and consulting expenses were $110,925 and $150,634, respectively. The 26% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States in line with a decrease in sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2023 and 2022 were $111,785 and $79,653, respectively. The 40% increase in professional fees is primarily due to an increase in patent development and maintenance costs as the Company continues to develop and patent a pipeline of innovative products and technologies.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended June 30, 2023 and 2022 were $863,378 and $746,114, respectively. The 16% increase in advertising and marketing expenditure during the 2023 period is primarily due to the production, execution and distribution of global marketing campaigns that incorporate athlete sponsorships and influencer endorsement activations, event and trade show attendance, campaign activation and coordinated digital and web-based marketing activities designed to market the Company's growing product offering and increase global consumer engagement.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2023 and 2022 were $161,572 and $193,878, respectively. The 17% decrease in office lease and expenses during the 2023 period is primarily due to a decrease in additional warehouse storage rented in the United States as the Company continues to streamline inventory levels and warehouse operations at its Reno, Nevada warehouse.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2023, increased to $632,968, from $480,843 during the same 2022 quarter. The 32% increase in research and development costs during the 2023 second quarter is primarily due to certification, homologation and development and design consulting costs incurred in order to continue the refinement of the Company's growing product categories and the expansion of our pipeline of exceptional cutting-edge products.

Bad Debt Recovery - Bad debt recovery for the quarters ended June 30, 2023 and 2022 were $230,616 and $13,969, respectively. The increase in bad debt recovery is primarily the result of a decrease in provisions made for unrecoverable debts during the 2023 period, in line with a decrease in the Two Eleven's accounts receivable balance at June 30, 2023, when compared to March 31, 2023 and a decrease in the provision for unrecoverable debts relating to the Company's international customers.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2023 and 2022 were $868,595 and $710,351, respectively. The 22% increase in general and administrative expenses is primarily due to an increase in product liability insurance premiums paid during the 2023 period. Additionally, travel expenditure increased in line with a relaxation of global COVID-19 related travel restrictions and an increase in product development, marketing and sales activation travel.

Depreciation Expense - Depreciation expense for the quarters ended June 30, 2023 and 2022 were $292,374 and $287,943, respectively. The 2% increase in depreciation during the 2023 second quarter is primarily due to the addition of moulds and tooling utilized in the production of the Company's expanding product categories.

Total Operating Expenses - Total operating expenses increased by $78,848, to $4.04 million, for the quarter ended June 30, 2023, or 2%, compared to $3.96 million in the 2022 period. This increase is primarily due to increases in general and administrative, advertising and marketing and research and development costs that were partially offset by bad debt recoveries, a decrease in salaries and wages and commissions paid as discussed above.

Net Income - The net income after income taxes for the quarter ended June 30, 2023 was $776,139, as opposed to net income of $2.73 million for the quarter ended June 30, 2022. This 72% decrease in net income is primarily due to the decrease in sales revenues discussed above.

Comparison of Six Months Ended June 30, 2023 and Six Months Ended June 30, 2022

The following table summarizes the results of our operations during the six-month periods ended June 30, 2023 and 2022 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$25,429,567	$42,166,418	$(16,736,851)	-40%
COST OF REVENUES	14,314,015	24,895,256	$(10,581,241)	-43%
GROSS PROFIT	11,115,552	17,271,162	$(6,155,610)	-36%
PRODUCT ROYALTY INCOME	23,384	125,810	$(102,426)	-81%
OPERATING EXPENSES
Salaries and Wages	2,469,927	2,623,139	$(153,212)	-6%
Commissions and Consulting	207,249	313,220	$(105,971)	-34%
Professional Fees	449,028	338,768	$110,260	33%
Advertising and Marketing	1,704,472	1,360,004	$344,468	25%
Office Lease and Expenses	311,812	400,899	$(89,087)	-22%
Research and Development Costs	1,217,959	1,014,543	$203,416	20%
Bad Debt Expense (Recovery)	(181,221)	4,355	$(185,576)	-4261%
General and Administrative	1,686,774	1,422,103	$264,671	19%
Depreciation	572,184	564,867	$7,317	1%
Total Operating Expenses	8,438,184	8,041,898	$396,286	5%
INCOME FROM OPERATIONS	2,700,752	9,355,074	$(6,654,322)	-71%
Other Expenses	(37,798)	(2,192)	$(35,606)	-1624%
INCOME BEOFRE INCOME TAXES	2,662,954	9,352,882	$(6,689,928)	-72%
Income Taxes	863,594	2,403,207	$(1,539,613)	-64%
NET INCOME	$1,799,360	$6,949,675	$(5,150,315)	-74%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2023 were $25.43 million, a 40% decrease, compared to $42.17 million for the six months ended June 30, 2022. Revenues generated from sales to our customers in the United States decreased from $9.32 million to $7.32 million, for the six months ended June 30, 2023 and 2022, respectively. Revenues associated with international customers were $18.11 million and $32.85 million, or 71% and 78% of revenues, respectively, for the six months ended June 30, 2023 and 2022. This decrease in global revenues during the 2023 period is attributable to a $10.25 million decrease in body armor sales, a $3.55 million decrease in sales of other products, parts and accessories, a $1.53 million decrease in neck brace sales and a $1.41 million decrease in helmet sales.

The following table sets forth our revenues by product line for the six months ended June 30, 2023 and 2022:

	Six months ended June 30,
	2023	% of Revenues	2022	% of Revenues
Neck braces	$1,321,371	5%	$2,846,189	7%
Body armor	11,741,341	47%	21,994,271	52%
Helmets	6,652,204	26%	8,066,391	19%
Other products, parts and accessories	5,714,651	22%	9,259,567	22%
	$25,429,567	100%	$42,166,418	100%

Sales of our flagship neck brace accounted for $1.32 million and $2.85 million, or 5% and 7% of our revenues for the six-month periods ended June 30, 2023 and 2022, respectively. The 54% decrease in neck brace revenues is primarily attributable to a 54% decrease in the volume of neck braces sold to our customers in the United States and abroad.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $11.74 million and $21.99 million, or 47% and 52% of our revenues for the six-month period ended June 30, 2023 and 2022, respectively. The 47% decrease in body armor revenues was primarily the result of a 47% decrease in upper body armor revenues and a 49% decrease in the volume of motorcycle boots sold when compared to the 2022 period, which was an exceptionally strong period for motorcycle boot sales. Motorcycle boot revenues for the six months ended June 30, 2022 had increased by 189%, when compared to the prior year period.

Our Helmets accounted for $6.65 million and $8.07 million, or 26% and 19% of our revenues for the six-month periods ended June 30, 2023 and 2022, respectively. The 18% decrease in helmet sales during the 2023 period is primarily due to a 20% decrease in the volume of MOTO and MTB helmets sold to our customers in the United States and abroad during the 2023 period, when compared to the 2022 period, which was an exceptionally strong period globally for helmet sales. Helmet revenues for the quarter ending June 30, 2022 had increased by 214%, when compared to the prior year period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $5.71 million and $9.26 million, or 22% and 22% of our revenues for the six-month periods ended June 30, 2023 and 2022, respectively. The 38% decrease in revenues from the sale of other products, parts and accessories is primarily due to a 37% decrease in revenues derived from the sale of our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use respectively when compared to the 2022 period, which was a particularly strong period for apparel sales. Apparel revenues for the six months ended June 30, 2022 had increased by 50%, when compared to the prior year period.

Cost of Revenues and Gross Profit - Cost of revenues for the six-month periods ended June 30, 2023 and 2022 were $14.31 million and $24.90 million, respectively. Gross Profit for the six-month periods ended June 30, 2023 and 2022 were $11.12 million and $17.27 million, respectively, or 44% and 41% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 5% and 7% of our revenues for the six-month periods ended June 30, 2023 and 2022, respectively, revenues associated with international customers were 71% and 78% of our revenues for the six months ended June 30, 2023 and 2022 respectively with revenues associated with international distribution customers continuing to generate a lower gross profit margin than direct dealer sales in the United States. The increase in gross profit as a percentage of revenues for the six month period ended June 30, 2023 was further influenced by a decrease in global shipping and logistic costs as supply chain constraints as a result of the COVID-19 pandemic continued to improve.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2023 and 2022 were $23,384 and $125,810, respectively. The 81% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2023 and 2022 were $2,469,927 and $2,623,139, respectively. The 6% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel in the recognition of performance during the 2022 period that was partially offset by the employment of additional sales and marketing professionals in the United States and abroad as we continue to expand our diversified multi-channel sales operations globally.

Commissions and Consulting Expense - During the six-month periods ended June 30, 2023 and 2022, commissions and consulting expenses were $207,249 and $313,220. This 34% decrease in commissions and consulting expenses during the 2023 period is primarily due to a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States in line with a decrease in domestic sales growth.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2023 and 2022 were $449,028 and $338,768, respectively. This 33% increase in professional fees is primarily due to an increase in patent development and maintenance costs incurred as the Company continues to build a pipeline of innovative products and technologies. Additionally, audit fees increased during the 2023 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-months ended June 30, 2023 and 2022 were $1,704,472 and $1,360,004, respectively. The 25% increase in advertising and marketing expenditure during the 2023 period is primarily due to the production and execution of global marketing campaigns that incorporate high-caliber athlete and influencer sponsorships, event and trade show attendance attendance, media outreach and coordinated digital marketing activities designed to market the Company's growing product offering and increase global consumer engagement.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2023 and 2022 were $311,812 and $400,899, respectively. The 22% decrease in office lease and expenses during the 2023 period was primarily due to a decrease in additional warehouse storage rented in the United States as the Company continues to streamline and consolidate inventory levels and warehousing operations at its Reno, Nevada warehouse.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the six-month periods ended June 30, 2023 and 2022, increased to $1,217,959, from $1,014,543, during the same 2022 period. The 20% increase in research and development costs during the 2023 period is primarily due to certification, homologation, testing and specialized design and development fees incurred as the Company continues to refine its widening product categories and expand a pipeline of exceptional cutting-edge products and technologies.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the six-month periods ended June 30, 2023 and 2022 were ($181,221) and $4,355, respectively. This increase in bad debt recovery during the 2023 period is primarily the result of a decrease in provisions made for unrecoverable debts during the 2023 period in line with a decrease in accounts receivable balances at June 30, 2023, when compared to December 31, 2022.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2023 and 2022 were $1,686,744 and $1,422,103, respectively. The 19% increase in general and administrative expenses during the 2023 period is primarily as a result of an increase in expenditures on product liability insurance premiums. Additionally, travel expenditure increased in line with a relaxation of global COVID-19 related travel restrictions and an increase in product development, marketing, trade show and sales activation travel.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2023 and 2022 were $572,184 and $564,867, respectively. This 1% increase in depreciation during the 2023 period is primarily due to the addition of online software and web enhancements designed to improve consumer engagement and sales across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $0.40 million to $8.44 million for the six-month period ended June 30, 2023, or 5%, compared to $8.04 million for the six-month period ended June 30, 2022. This increase in total operating expenses during the 2023 period is primarily due to increases in advertising and marketing, general and administrative and research and development costs that were partially offset by an increase in bad debts recovered, salaries and wages and commissions paid as discussed above.

Net Income - Net income after income taxes for the six-month period ended June 30, 2023 was $1.80 million, compared to net income of $6.95 million for the six-month period ended June 30, 2022. This decrease in net income during the 2023 period is primarily due to the decrease in revenues discussed above.

Liquidity and Capital Resources

At June 30, 2023, we had cash and cash equivalents of $12.00 million. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30
	2023	2022
Net cash provided by operating activities	$6,818,148	$953,460
Net cash used in investing activities	$(265,819)	$(392,765)
Net cash used in financing activities	$(790,369)	$(528,191)
Effect of exchange rate changes on cash and cash equivalents	$(867,308)	$(105,169)
Net increase (decrease) in cash and cash equivalents	$4,894,652	$(72,665)
Cash and cash equivalents at the beginning of period	$7,102,945	$5,022,436
Cash and cash equivalents at the end of period	$11,997,597	$4,949,771

Cash increased by $4,894,652 or 69%, for the six months ended June 30, 2023, when compared to cash on hand at December 31, 2022. The primary sources of cash for the six months ended June 30, 2023 were net income of $1,799,360, decreased accounts receivable of $2,692,726, decreased inventory of $3,466,369, decreased prepaid expenses and other current assets of $865,006 and a decrease in deferred assets of $762,012. The primary uses of cash for the six months ended June 30, 2023 were decreased accounts payable and accrued expenses of $858,760, a decrease in income taxes payable of $2,026,505, decreased deferred compensation of $400,000, capital expenditure of $265,819 and the repayment of a short term loan amounting to $738,228.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the quarters ended June 30, 2023 and 2022, the Company paid an aggregate of $34,857 and $66,844, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended June 30, 2023 and 2022, the Company paid an aggregate of $8,714 and $16,711, in licensing fees to Mr. De Villiers.

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

The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The monthly fee increased to $43,289 effective January 1, 2022, and thereafter, increased to $44,371 effective January 1, 2023. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the quarters ended June 30, 2023 and 2022, the Company recognized an aggregate of $113,114 and $129,867, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 25, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,235,372 in ten payments of $123,537, at an 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of June 30, 2023, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated November 22, 2022, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $32,451 in ten payments of $3,369, at an 8.250% annual interest rate, commencing on December 1, 2022 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of June 30, 2023, the Company had not defaulted on its payment obligations under this agreement.

Pursuant to a Premium Finance Agreement, dated May 23, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $57,278 in four payments of $14,320, at an 9.990% annual interest rate, commencing on June 1, 2023 and ending on September 1, 2023. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of June 30, 2023, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024. As of June 30, 2023, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of June 30, 2023 and December 31, 2022, respectively, $147,422 and $192,290 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of June 30, 2023, and December 31, 2022, respectively, $50,802 and $58,075 of the Equipment Note was outstanding.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2023 and December 31, 2022 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit lossess determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $540,716 at June 30, 2023 and $743,621 at December 31, 2022.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $285,236 at June 30, 2023 and $105,072 at December 31, 2022.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the six months ended June 30, 2023 and 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2023, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 10, 2023	LEATT CORPORATION
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