Form 10-Q
period 2023-09-30
Leatt Corp
filed 2023-11-06
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of November 2, 2023 is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	5,971,340

LEATT CORPORATION

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2023

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2023	December 31, 2022
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$10,783,752	$7,102,945
Accounts receivable, net	10,672,812	12,839,597
Inventory, net	18,703,347	22,805,462
Payments in advance	633,861	1,047,137
Deferred asset, net	100,397	1,016,815
Income tax refunds receivable	340,492	-
Prepaid expenses and other current assets	2,329,904	2,878,112
Total current assets	43,564,565	47,690,068

Property and equipment, net	3,571,075	3,104,336
Operating lease right-of-use assets, net	916,922	1,092,170

Other Assets
Deposits	40,004	40,796

Total Assets	$48,092,566	$51,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,443,779	$6,011,390
Notes payable, current	111,664	108,398
Operating lease liabilities, current	281,591	280,743
Deferred compensation, current	-	400,000
Income taxes payable	-	3,382,700
Short term loan, net of finance charges	5,247	1,030,196
Total current liabilities	5,842,281	11,213,427

Notes payable, net of current portion	59,348	141,967
Operating lease liabilities, net of current portion	635,331	811,427
Deferred tax liability, net	66,200	66,200

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 5,971,340 and 5,971,340 shares issued and outstanding	130,309	130,309
Additional paid - in capital	10,645,497	10,645,497
Accumulated other comprehensive loss	(1,545,920)	(1,081,143)
Retained earnings	32,256,520	29,996,686
Total stockholders' equity	41,489,406	39,694,349

Total Liabilities and Stockholders' Equity	$48,092,566	$51,927,370

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2023	2022	2023	2022
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$12,008,847	$23,258,752	$37,438,414	$65,425,170

Cost of Revenues	6,890,845	13,122,213	21,204,860	38,017,469

Gross Profit	5,118,002	10,136,539	16,233,554	27,407,701

Product Royalty Income	1,767	74,411	25,151	200,221

Operating Expenses
Salaries and wages	1,267,455	1,274,554	3,737,382	3,897,693
Commissions and consulting expenses	168,299	143,691	375,548	456,911
Professional fees	156,868	166,537	605,896	505,305
Advertising and marketing	974,488	1,166,804	2,678,960	2,526,808
Office lease and expenses	145,863	145,499	457,675	546,398
Research and development costs	610,589	501,604	1,828,548	1,516,147
Bad debt expense (recovery)	46,113	97,325	(135,108)	101,680
General and administrative expenses	830,145	977,796	2,516,919	2,399,899
Depreciation	299,554	264,923	871,738	829,790
Total operating expenses	4,499,374	4,738,733	12,937,558	12,780,631

Income from Operations	620,395	5,472,217	3,321,147	14,827,291

Other Income (Expenses)
Interest and other expenses, net	(1,150)	7,784	(38,948)	5,592
Total other income (expenses)	(1,150)	7,784	(38,948)	5,592

Income Before Income Taxes	619,245	5,480,001	3,282,199	14,832,883

Income Taxes	158,771	1,391,878	1,022,365	3,795,085

Net Income Available to Common Shareholders	$460,474	$4,088,123	$2,259,834	$11,037,798

Net Income per Common Share
Basic	$0.08	$0.70	$0.38	$1.90
Diluted	$0.07	$0.65	$0.36	$1.77

Weighted Average Number of Common Shares Outstanding
Basic	5,971,340	5,826,892	5,971,340	5,802,771
Diluted	6,270,691	6,261,160	6,270,691	6,237,039

Comprehensive Income
Net Income	$460,474	$4,088,123	$2,259,834	$11,037,798
Other comprehensive income, net of $0 deferred income taxes in 2023 and 2022
Foreign currency translation	(27,708)	(431,436)	(464,777)	(556,484)

Total Comprehensive Income	$432,766	$3,656,687	$1,795,057	$10,481,314

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

Net income	-	-	-	-	-	-	2,259,834	2,259,834

Foreign currency translation adjustment	-	-	-	-	-	(464,777)	-	(464,777)

Balance, September 30, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,545,920)	$32,256,520	$41,489,406

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Cash flows from operating activities
Net income	$2,259,834	$11,037,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	871,738	829,790
Stock-based compensation	-	443,250
Bad debts reserve	(175,448)	81,305
Inventory reserve	299,942	148,901
Deferred asset allowance	(75,971)	-
Gain on sale of property and equipment	(2,375)	(23,047)
(Increase) decrease in:
Accounts receivable	2,342,233	(9,925,342)
Deferred asset	992,389	-
Inventory	3,802,173	(4,088,914)
Payments in advance	413,276	409,186
Prepaid expenses and other current assets	548,208	2,845,924
Income tax refunds receivable	(340,492)	-
Deposits	792	(6,802)
Increase (decrease) in:
Accounts payable and accrued expenses	(567,611)	(2,136,609)
Income taxes payable	(3,382,700)	2,073,221
Deferred compensation	(400,000)	60,000
Net cash provided by operating activities	6,585,988	1,748,661

Cash flows from investing activities
Capital expenditures	(1,412,558)	(865,204)
Proceeds from sale of property and equipment	2,793	43,469
Increase in short-term investments, net	-	(5)
Net cash used in investing activities	(1,409,765)	(821,740)

Cash flows from financing activities
Issuance of common stock	-	255,800
Repayment of notes payable to bank	(79,353)	(58,090)
Repayment of short-term loan, net	(1,024,949)	(832,089)
Net cash used in financing activities	(1,104,302)	(634,379)

Effect of exchange rates on cash and cash equivalents	(391,114)	(479,710)

Net increase (decrease) in cash and cash equivalents	3,680,807	(187,168)

Cash and cash equivalents - beginning of period	7,102,945	5,022,436

Cash and cash equivalents - end of period	$10,783,752	$4,835,268

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$56,602	$37,427
Cash paid for income taxes	$4,529,602	$1,721,864

Other noncash investing and financing activities
Common stock issued for services	$-	$443,250

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2022 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2023. The consolidated balance sheet as of September 30, 2023 and the consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022, changes in stockholders' equity for the nine months ended September 30, 2023, cash flows for the nine months ended September 30, 2023 and 2022, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2023 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2022 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $405,014 at September 30, 2023 and $105,072 at December 31, 2022.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in February 2025, February 2025 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2023 and December 31, 2022:

	2023	2022
Assets
Operating lease ROU assets	$916,922	$1,092,170

Liabilities
Operating lease liabilities, current	$281,591	$280,743
Operating lease liabilities, net of current portion	635,331	811,427
Total operating lease liabilities	$916,922	$1,092,170

During the nine months ended September 30, 2023 and 2022 the Company recognized $217,942, and $260,892, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of September 30, 2023, and December 31, 2022 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2023	December 31, 2022
Weighted average remaining lease term	3.33 years	5 years
Weighted average discount rate	3.82%	3.75%

Maturities of lease liabilities as of September 30, 2023 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2023	$77,111
2024	312,041
2025	295,264
2026	298,791
2027	25,455
Total minimum lease payments	$1,008,662
Less: amount representing interest	$(91,740)
Total operating lease liabilities	$916,922

Supplemental cash flow information for the nine months ended September 30, 2023 and 2022 are as follows:

	Nine months ended	Nine months ended
	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities	$225,290	$262,832
Right-of-use assets obtained in exchange for lease obligations	$43,833	$41,163

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of September 30, 2023, and December 31, 2022, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $123,537 over ten months including interest at 8.250%. The short-term loan was paid in full on August 25, 2023. The South African short-term loan is payable in monthly installments of $5,494 over a ten-month period at a flat interest rate of 3.80%.

The Company also carries various short-term insurance policies in the U.S. The Company finances payment of its short-term insurance premiums over the period of coverage, which is generally twelve months. One short-term loan is payable in monthly installments of $3,369 over a ten-month period at a flat interest rate of 8.25%. A second short-term loan is payable in monthly installments of $14,320 over a five-month period at a flat interest rate of 9.990%. These short-term loans were paid in full on August 25, 2023.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of September 30, 2023 and December 31, 2022, $124,690 and $192,290, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of September 30, 2023 and December 31, 2022, $46,322 and $58,075, was outstanding, respectively.

	September 30, 2023	December 31, 2022
Liabilities
Notes payable, current	$111,664	$108,398
Notes payable, net of current portion	59,348	141,967
	$171,012	$250,365

Principal maturities of notes payable as of September 30, 2023 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2023	$27,503
2024	112,983
2025	28,723
2026	1,803
$171,012

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

As of September 30, 2023 and December 31, 2022, sales totaling $272,698 and $2,509,534 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $29,100 and $105,071 as of September 30, 2023 and December 31, 2022, respectively.

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2023	% of Revenues	2022	% of Revenues
Consumer and athlete direct revenues	$2,235,122	6%	$1,928,171	3%
Dealer direct revenues	9,549,630	25%	13,781,437	21%
International distributor revenues	25,653,662	69%	49,715,562	76%
	$37,438,414	100%	$65,425,170	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2023 and December 31, 2022 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for doubtful accounts was $568,173 at September 30, 2023 and $743,621 at December 31, 2022.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2023, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2023, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

In January 2022, the Company issued 78,000 shares of common stock to an employee who exercised stock options. In March 2022, the Company issued 40,000 shares of common stock to two employees who exercised stock options.

In May 2022, the Company issued 35,209 shares of common stock to an employee who exercised stock options.

Stock-based compensation expense related to vested stock options during the nine months ended September 30, 2022 was $82,530. As of September 30, 2023, there was $0 of unrecognized compensation cost related to unvested stock options.

Stock-based compensation expense related to vested restricted stock awards during the nine months ended September 30, 2022 was $360,720. As of September 30, 2023, there was $0 of unrecognized compensation cost related to unvested restricted stock.

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

Accounting Pronouncements Not Yet Adopted - There were no new material accounting standards issued in the third quarter of 2023.

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

The Company entered into a Premium Finance Agreement with AON Premium Finance, LLC "AON" dated October 26, 2023, to finance its U.S. short-term insurance over the period of coverage. The Company is obligated to pay AON an aggregate sum of $1,388,152 in eleven payments of $132,515, at a fixed annual interest rate of 9.880% commencing on November 1, 2023 and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default AON has the right to accelerate the payment due under the agreement.

The Company entered into a purchase agreement on August 24, 2023, to purchase its offices and warehouse space at 12 Kiepersol Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7441 for $389,128 (ZAR 7,350,000.00). The transfer of ownership of the property was registered on October 17, 2023.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.8884 for its September 30, 2023 balance sheet.

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

Leatt earns revenues through the sale of its products through approximately 59 distributors worldwide who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers in the United States and South Africa, respectively.

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

• Trade Restrictions - We engage in international manufacturing and sales, which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had any pricing impact on the shipment of our products to international markets as at September 2023, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. As the COVID-19 pandemic continues to evolve, we believe the extent of the impact to our operations will be primarily driven by the severity and duration of the pandemic, the pandemic's impact on the U.S. and global economies and the timing, scope and effectiveness of federal, state and local governmental responses to the pandemic. Due to strong consumer demand for outdoor product categories since the initial stages of the pandemic, we did not see any significant material negative impact of COVID-19 on the Company's results of operations for the quarter ended September 30, 2023. We remain cautiously optimistic that ongoing efforts to increase the availability of new COVID-19 vaccines worldwide will mitigate the spread of the virus throughout Europe and the U.S. (our largest markets) and bring about an end to global quarantines. The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. The occurrence of any other catastrophic events could have a negative impact on our sales revenue for the coming periods and beyond.

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

• Rising Freight Shipping and Logistics Costs - The economic disruption resulting from the COVID-19 pandemic has had an adverse impact on the global freight shipping industry and on the cost of shipping our products to our global network of distributors, dealers and customers, or their import agents, from warehouses in China. During the COVID-19 pandemic, the strong rise in demand for Chinese exports had outpaced the availability of containers in Asia, creating a container shortage and huge backlogs in many freight markets around the world, including the U.S., the Middle East, and East Asia. These container shortages at Asian ports and the resultant port congestion in global markets have exacerbated supply bottlenecks and increased shipping costs. Although we have experienced an easing in these dynamics, further disruption and pricing volatility in the global shipping and logistics industry could have a negative impact on our results of operations for the coming periods and beyond.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine-month periods ended September 30, 2023 and 2022 included herein.

Comparison of Three Months Ended September 30, 2023 and Three Months Ended September 30, 2022

The following table summarizes the results of our operations during the three-month periods ended September 30, 2023 and 2022 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$12,008,847	$23,258,752	$(11,249,905)	-48%
COST OF REVENUES	6,890,845	13,122,213	$(6,231,368)	-47%
GROSS PROFIT	5,118,002	10,136,539	$(5,018,537)	-50%
PRODUCT ROYALTY INCOME	1,767	74,411	$(72,644)	-98%
OPERATING EXPENSES
Salaries and Wages	1,267,455	1,274,554	$(7,099)	-1%
Commissions and Consulting	168,299	143,691	$24,608	17%
Professional Fees	156,868	166,537	$(9,669)	-6%
Advertising and Marketing	974,488	1,166,804	$(192,316)	-16%
Office Lease and Expenses	145,863	145,499	$364	0%
Research and Development Costs	610,589	501,604	$108,985	22%
Bad Debt Expense	46,113	97,325	$(51,212)	-53%
General and Administrative	830,145	977,796	$(147,651)	-15%
Depreciation	299,554	264,923	$34,631	13%
Total Operating Expenses	4,499,374	4,738,733	$(239,359)	-5%
INCOME FROM OPERATIONS	620,395	5,472,217	$(4,851,822)	-89%
Other Expenses	(1,150)	7,784	$(8,934)	-115%
INCOME BEOFRE INCOME TAXES	619,245	5,480,001	$(4,860,756)	-89%
Income Taxes	158,771	1,391,878	$(1,233,107)	-89%
NET INCOME	$460,474	$4,088,123	$(3,627,649)	-89%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended September 30, 2023, were $12.01 million, a 48% decrease, compared to $23.26 million for the quarter ended September 30, 2022. This decrease in worldwide revenues is primarily attributable to $5.06 million decrease in body armor sales, a $3.52 million decrease in other product parts and accessories sales, a $1.49 million decrease in helmet sales and $1.19 million decrease in neck brace sales. Revenues associated with international customers were $8.16 million and $17.84 million, or 68% and 77% of revenues, respectively, for the three months ended September 30, 2023, and 2022.

The following table sets forth our revenues by product line for the quarter ended September 30, 2023, and 2022:

	Three months ended September 30,
	2023	% of Revenues	%	of
			2022
			Revenues
Neck braces	$709,144	6%	$1,894,839	8%
Body armor	5,462,972	45%	10,519,065	45%
Helmets	2,869,396	24%	4,359,829	19%
Other products, parts and accessories	2,967,335	25%	6,485,019	28%
	$12,008,847	100%	$23,258,752	100%

Sales of our flagship neck brace accounted for $0.71 million and $1.89 million, or 6% and 8% of our revenues for the quarters ended September 30, 2023 and 2022, respectively. The 63% decrease in neck brace revenues is primarily attributable to a 64% decrease in the volume of neck braces sold to our customers globally, when compared to the third quarter of 2022.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.46 million and $10.52 million, or 45% and 45% of our revenues for the quarters ended September 30, 2023, and 2022, respectively. The 48% decrease in body armor revenues during the 2023 third quarter is primarily the result of a 40% decrease in upper body armor sales volume, when compared to the third quarter of 2022.

Our helmet sales accounted for $2.87 or 24% of our revenues for the quarter ended September 30, 2023, as compared to $4.36 million or 19% of our revenues for the three months ended September 30, 2022. The 34% decrease in helmet sales during the third quarter is primarily due to a 43% decrease in the volume of MOTO helmets for off-road motorcycle use, when compared to the third quarter of 2022, which was an exceptionally strong quarter for helmet revenues. Helmet revenues in the third quarter of 2022 had increased by 88% when compared to the prior year period.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $2.97 million and $6.49 million, or 25% and 28% of our revenues for the quarters ended September 30, 2023 and 2022, respectively. The 54% decrease in revenues from the sale of other products, parts and accessories during the 2023 third quarter is primarily due to 54% decrease in the sales volume of our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use, respectively, when compared to the third quarter of 2022 which was an exceptionally strong quarter for technical apparel revenues. Technical apparel revenues in the third quarter of 2022 had increased by 51% when compared to the prior year period.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2023, and 2022 were $6.89 million and $13.12 million, respectively. Gross Profit for the quarters ended September 30, 2023, and 2022 were $5.12 million and $10.14 million, respectively, or 43% and 44% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Neck brace revenues accounted for 6% and 8% of our revenues for the quarters ended September 30, 2023, and 2022, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2023, and 2022 were $1,767 and $74,411, respectively. The 98% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2023, and 2022 were $1,267,455 and $1,274,554, respectively. The 1% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel during the 2022 period, that was partially offset by the employment of additional international and domestic sales, marketing and business development personnel as we continue to build our sales and marketing capabilities globally.

Commissions and Consulting Expense - During the quarters ended September 30, 2023, and 2022, commissions and consulting expenses were $168,299 and $143,691, respectively. The 17% increase in commissions and consulting expenses is primarily the result of consulting costs incurred to facilitate optimization of digital systems that were partially offset by a decrease in commissions and incentives paid to in-house and external sales representatives in the United States in line with a decrease in sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2023 and 2022 were $156,868 and $166,537, respectively. The 6% decrease in professional fees is primarily due to a decrease in patent maintenance and litigation expenses incurred during the 2023 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended September 30, 2023, and 2022 were $974,488 and $1,166,804, respectively. The 16% decrease in advertising and marketing expenditure during the 2023 period is primarily due to a decrease in marketing costs associated with MTB trade show attendance. Although, the Company attended and successfully presented its products at the Eurobike tradeshow in 2023 and 2022, Eurobike occurred during the second quarter and third quarter of 2023 and 2022, respectively.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2023, and 2022 were $145,863 and $145,499, respectively. Office lease and expenses for the quarter ended September 30, 2023, are in line with the prior period as the Company continues to optimize warehouse costs and inventory levels globally.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2023, increased to $610,589, from $501,604 during the same 2022 quarter. The 22% increase in research and development costs during the 2023 third quarter is primarily due to development and certification costs incurred as the Company continues to refine product categories and expand its pipeline of innovative products.

Bad Debt Expense - Bad debt expense for the quarters ended September 30, 2023, and 2022 were $46,113 and $97,325, respectively. The 53% decrease in bad debt expense is primarily the result of a decrease in the additional provision required for unrecoverable debts relating to the Company's international receivables.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2023, and 2022 were $830,145 and $977,796, respectively. The 15% decrease in general and administrative expenses is primarily due to a decrease in product liability insurance premiums paid during the 2023 period in line with the decrease in sales revenues discussed above.

Depreciation Expense - Depreciation expense for the quarters ended September 30, 2023, and 2022 were $299,554 and $264,923, respectively. The 13% increase in depreciation during the 2023 third quarter is primarily due to an increase in depreciation expenses relating to molds and tooling as the Company continues to expand its product categories.

Total Operating Expenses - Total operating expenses decreased by $239,359 to $4.50 million, in the quarter ended September 30, 2023, or 5%, compared to $4.74 million in the 2022 period. This decrease is primarily due to decreases in advertising and marketing and general and administrative costs, that were partially offset by an increase in research and development costs.

Net Income - The net income after income taxes for the quarter ended September 30, 2023, was $460,474, as opposed to a net income of $4.09 million for the quarter ended September 30, 2022. This 89% decrease in net income is primarily due to the decrease in revenues and gross profit discussed above.

Comparison of Nine Months Ended September 30, 2023, and Nine Months Ended September 30, 2022

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2023, and 2022 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$37,438,414	$65,425,170	$(27,986,756)	-43%
COST OF REVENUES	21,204,860	38,017,469	$(16,812,609)	-44%
GROSS PROFIT	16,233,554	27,407,701	$(11,174,147)	-41%
PRODUCT ROYALTY INCOME	25,151	200,221	$(175,070)	-87%
OPERATING EXPENSES
Salaries and Wages	3,737,382	3,897,693	$(160,311)	-4%
Commissions and Consulting	375,548	456,911	$(81,363)	-18%
Professional Fees	605,896	505,305	$100,591	20%
Advertising and Marketing	2,678,960	2,526,808	$152,152	6%
Office Lease and Expenses	457,675	546,398	$(88,723)	-16%
Research and Development Costs	1,828,548	1,516,147	$312,401	21%
Bad Debt Expense (Recovery)	(135,108)	101,680	$(236,788)	-233%
General and Administrative	2,516,919	2,399,899	$117,020	5%
Depreciation	871,738	829,790	$41,948	5%
Total Operating Expenses	12,937,558	12,780,631	$156,927	1%
INCOME FROM OPERATIONS	3,321,147	14,827,291	$(11,506,144)	-78%
Other Expenses	(38,948)	5,592	$(44,540)	-796%
INCOME BEOFRE INCOME TAXES	3,282,199	14,832,883	$(11,550,684)	-78%
Income Taxes	1,022,365	3,795,085	$(2,772,720)	-73%
NET INCOME	$2,259,834	$11,037,798	$(8,777,964)	-80%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the nine-month period ended September 30, 2023, were $37.44 million, a 43% decrease, compared to revenues of $ 65.43 million for the period ended September 30, 2022. This decrease in worldwide revenues is primarily attributable to a $15.31 million decrease in body armor sales, a $7.06 million decrease in other products, parts and accessories sales, a $2.91 million decrease in helmet sales and a $2.71 million decrease in neck brace sales. Revenues associated with international customers were $26.27 million and $50.86 million, or 70% and 78% of revenues for the nine months ended September 30, 2023, and 2022, respectively.

The following table sets forth our revenues by product line for the nine months ended September 30, 2023 and 2022:

	Nine months ended June 30,
	2023	% of Revenues	2022	% of
				Revenues
Neck braces	$2,030,515	5%	$4,741,028	7%
Body armor	17,201,324	46%	32,513,336	50%
Helmets	9,518,457	26%	12,426,220	19%
Other products, parts and accessories	8,688,118	23%	15,744,586	24%
	$37,438,414	100%	$65,425,170	100%

Sales of our flagship neck brace accounted for $2.03 million and $4.74 million, or 5% and 7% of our revenues for the nine-month periods ended September 30, 2023, and 2022, respectively. The 57% decrease in neck brace revenues is primarily attributable to a 59% decrease in the volume of neck braces sold globally, when compared to the nine months ended September 30, 2022.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $17.20 million and $32.51 million, or 46% and 50% of our revenues for the nine-month periods ended September 30, 2023, and 2022, respectively. The 47% decrease in body armor revenues was primarily the result of 50% decrease in the volume of upper body protection units sold globally, when compared to the nine months ended September 30, 2022.

Our Helmets accounted for $9.52 million and $12.43 million, or 26% and 19% of our revenues for the nine-month periods ended September 30, 2023, and 2022, respectively. Although revenues of our line-up of MOTO helmets, designed for off-road motorcycle use increased by 12% during the period, the 23% decrease in helmet sales during the third quarter is primarily due to a 45% decrease in the volume of MTB helmets for mountain biking use, when compared to the nine months ended September 30, 2022, which was an exceptionally strong period for helmet revenues. Helmet revenues for the nine months ended September 30, 2022, increased by 154% when compared to the prior year period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $8.69 million and $15.74 million, or 23% and 24% of our revenues for the nine-month periods ended September 30, 2023, and 2022, respectively. The 45% decrease in revenues from the sale of other products, parts and accessories is primarily due to a 50% decrease in the sales volume of our MOTO and MTB technical apparel designed for off-road motorcycle and mountain biking use, respectively when compared to the nine months ended September 30, 2022, which was an exceptionally strong period for technical apparel revenues. Technical apparel revenues for the nine months ended September 30, 2022, had increased by 59% when compared to the prior year period.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2023, and 2022 were $21.20 million and $38.02 million, respectively. Gross Profit for the nine-month periods ended September 30, 2023, and 2022 were $16.23 million and $27.41 million, respectively, or 43% and 42% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although, neck brace revenues accounted for 5% and 7% of our revenues for the nine-month periods ended September 30, 2023 and 2022, respectively, revenues associated with international customers were 70% and 78% of our revenues for the nine months ended September 30, 2023 and 2022, respectively, with revenues associated with international distribution customers continuing to generate a lower gross profit margin than consumer direct and dealer direct sales in the United States. The increase in gross profit as a percentage of revenues for the nine-month period ended September 30, 2023, was further influenced by a decrease in global shipping costs as supply chain conditions as a result of the COVID-19 pandemic continued to improve.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2023, and 2022 were $25,151 and $200,221, respectively. The 87% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the nine-month periods ended September 30, 2023, and 2022 were $3,737,382 and $3,897,693, respectively. The 4% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel during the 2022 period that was partially offset by the employment of additional international and sales, marketing, and business development personnel as we continue to build our multi-channel sales and marketing capabilities globally.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2023, and 2022, commissions and consulting expenses were $375,548 and $456,911, respectively. This 18% decrease in commissions and consulting expenses during the 2023 period is primarily due to a decrease in commissions and incentives paid to both in-house and external sales representatives in the United States, in line with a decrease in sales growth in the region.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2023 and 2022 were $605,896 and $505,305, respectively. This 20% increase in professional fees is primarily due to an increase in audit fees incurred during the 2023 period. Additionally, patent maintenance costs increased as the Company continues to build a pipeline of innovative products and technologies.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2023, and 2022 were $2,678,960 and $2,526,808, respectively. The 6% increase in advertising and marketing expenditures during the 2023 period is primarily due to the production and execution of marketing plans that incorporate high-caliber athlete sponsorships and influencer endorsements, event and trade show attendance, media outreach and digital marketing activities designed to market the Company's growing product offering and increase global consumer engagement.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2023, and 2022 were $457,675 and $546,398, respectively. The 16% decrease in office lease and expenses during the 2023 period was primarily due to a decrease in additional warehouse storage rented in the United States as the Company continues to streamline warehouse operations and optimize inventory levels at its Reno, Nevada warehouse.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2023 and 2022, increased to $1,828,548, from $1,516,147, during the same 2022 period. The 21% increase in research and development costs during the 2023 period is primarily due to the employment of development, engineering and design professionals and certification costs incurred as the Company continues to refine its widening product categories and expand a pipeline of innovative products.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the nine-month periods ended September 30, 2023, and 2022 were ($135,108) and $101,680, respectively. This 233% decrease in bad debt expense (recovery) during the 2023 period is primarily the result of a decrease in the provision for unrecoverable debts relating to the Company's international customers.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office, and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2023, and 2022 were $2,516,919 and $2,399,899, respectively. The 5% increase in general and administrative expenses during the 2023 period is primarily as a result of an increase in travel expenditures in line with a relaxation of global COVID-19 related travel restrictions and an increase in product development, marketing, trade show and sales activation travel.

Depreciation Expense - Depreciation Expense for the nine-month periods ended September 30, 2023, and 2022 were $871,738 and $829,790, respectively. This 5% increase in depreciation during the 2023 period is primarily due the addition of web enhancements designed to improve consumer engagement and sales across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $156,927 to $12.94 million, in the nine-month period ended September 30, 2023, compared to $12.78 million in the nine-month period ended September 30, 2022. This increase in total operating expenses during the 2023 period is primarily due to increases in research and development, advertising and marketing, general and administrative and professional fee costs that were partially offset by decreases in salaries, bad debt expense and warehouse leasing costs.

Net Income - Net income after income taxes for the nine-month period ended September 30, 2023, was $2.26 million, as opposed to net income after income taxes of $11.04 million for the nine-month period ended September 30, 2022. This decrease in net income during the 2023 period is primarily due to the decrease in revenue and gross profit discussed above.

Liquidity and Capital Resources

At September 30, 2023, we had cash and cash equivalents of $10.78 million. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2023	2022
Net cash provided by operating activities	$6,585,988	$1,748,661
Net cash used in investing activities	$(1,409,765)	$(821,740)
Net cash used in financing activities	$(1,104,302)	$(634,379)
Effect of exchange rate changes on cash and cash equivalents	$(391,114)	$(479,710)
Net increase (decrease) in cash and cash equivalents	$3,680,807	$(187,168)
Cash and cash equivalents at the beginning of period	$7,102,945	$5,022,436
Cash and cash equivalents at the end of period	$10,783,752	$4,835,268

Cash increased by $3.68 million or 52%, for the nine months ended September 30, 2023, when compared to cash on hand at December 31, 2022. The primary sources of cash for the nine months ended September 30, 2023 were net income of $2,279,200, decreased inventory of $3,802,173, decreased accounts receivable of $2,342,233 and decreased prepaid expenses and other current assets of $548,208. The primary uses of cash for the nine months ended September 30, 2023 were decreased income taxes payable of $3,382,700, increased capital expenditures relating primarily to molds and tooling of $1,412,558, the repayment of a short term loan amounting to $1,024,949 and decreased accounts payable and accrued expenses of $567,611.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the quarters ended September 30, 2023, and 2022, the Company paid an aggregate of $20,816 and $40,062 in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2023, and 2022, the Company paid an aggregate of $5,204 and $10,016, in licensing fees to Mr. De Villiers.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement as amended through July 1, 2023, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee of $45,463; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the CPI PLUS 0.5%. CPI shall mean the Consumer Price Index for all cities average, for all items (1982-1984=100) published by the United States Department of Labor's bureau of labor statistics. The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The consulting agreement was effective as of November 1, 2021, and will continue unless terminated by either party in accordance with its terms. Either party has the right to terminate the consulting agreement upon nine months' prior written notice, except that the consulting agreement may be terminated by the Company immediately without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the consulting agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The foregoing description of the Consulting Agreement is qualified in its entirety by reference to a copy of the Consulting Agreement, as amended which is filed as Exhibit 10.1 to this report and are incorporated by reference in this report.

The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing description of the Side Letter Agreement is qualified in its entirety by reference to the copy of the Side Letter Agreement filed as Exhibit 10.2to our annual report for the period ended December 31, 2022, and are incorporated by reference in this report. During the quarters ended September 30, 2023, and 2022, the Company recognized an aggregate of $135,332 and $129,867, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 26, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,388,152 in 11 payments of $132,515, at an 9.880% annual interest rate, commencing on November 1, 2023, and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% of the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As at the end date, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a U.S. bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024. As of September 30, 2023, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of September 30, 2023, and December 31, 2022, respectively, $124,690 and $192,290 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of September 30, 2023, and December 31, 2022, respectively, $46,322 and $58,075 of the Equipment Note was outstanding.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2023 and December 31, 2022 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for doubtful accounts was $568,173 at September 30, 2023 and $743,621 at December 31, 2022.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence was $405,014 at September 30, 2023 and $105,072 at December 31, 2022.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there was no impairment charge during the quarters ended September 30, 2023 and 2022.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2023, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

The following exhibits are filed as part of this report or incorporated by reference:

Exhibit No.	Description

10.1*	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation, as amended

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2023	LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation, as amended

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.