Form 10-K
period 2023-12-31
Leatt Corp
filed 2024-03-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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
Yes [_] No [X]

As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $35,848,257. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation, in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 6,215,440 outstanding as of March 7, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2023

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

Use of Certain Defined Terms

Except as otherwise indicated by the context, references in this annual report to:

• "Leatt," "we," "us," "our," the "Registrant" or the "Company" are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly-owned subsidiary, Two Eleven;

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

• "South Africa" are to the Republic of South Africa.

• "U.S. dollar," "$" and "US$" are to the legal currency of the United States.

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.2818 for its December 31, 2023 balance sheet.

PART I

ITEM 1. BUSINESS

Business Overview

Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company sells its products to customers worldwide through a global network of distributors, retailers, and direct to end consumers through digital channels. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing, and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company's body protection products, and helmets which it markets under the Leatt® brand.

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmets complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmets complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification in compliance with new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776.

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We continue building manufacturing capacity outside China, namely, in Thailand and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

Leatt earns revenues through the sale of its products through approximately 49 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers and direct to end consumers through digital channels in the United States and South Africa, respectively.

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

Leatt Prop (Proprietary) Limited, a South African company, was established on June 24, 2022, by the Company, as its wholly-owned subsidiary, for the purpose of purchasing immoveable property in South Africa. The Company has not moved forward with its original plan to date and Leatt Prop remains dormant.

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

Cycling Market

We design and sell neck braces, helmets, protective gear, shoes and clothing for the downhill and a wider cycling market. We entered this market focusing on downhill cycling, which requires a full-face helmet. We have since expanded our protective gear range to address the needs of mountain biking, cross-country biking, gravel biking and a wider cycling audience. The cycling market is now our second largest market.

Adventure Market

We design and sell technical apparel including jackets, pants, boots, and gloves for the off-road adventure segment of the motorcycle market. Our expansion into this market in 2023 was a strategic decision in our drive to reach a wider community of riders globally. Our expanding line of Adventure gear has been well accepted by our distributors and dealers and represents an important growing source of revenue.

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

Our Products

The Company designs, develops, distributes, and markets protective gear, parts and accessories. The Company currently mainly markets its products under the two main categories addressing the two main markets, namely bicycle and powersports. The Company began the process of changing its naming convention of its motorcycle range of products from GPX to MOTO and the bicycle range of products from DBX to MTB during 2020. During 2023, the Company launched a new range of products for the Adventure or ADV market.

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

The Company offers various versions, sizes, and colors of these products to appeal to different clients and to address different price points. All these neck braces are CE certified as Personal Protective Equipment 89/686/EEC. To view a detailed listing of these products please see our website; www.leatt.com .

Helmets

In 2015 the Company launched its helmet range and commenced shipment with a limited helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award-winning MTB range for downhill and BMX bicycle use. The Company currently sells various models of helmet products which the Company believes redefines head and brain protection with its ground-breaking 360-degree Turbine technology for concussion and brain rotation safety.

The Moto helmet range, designed for off-road motorcycle riders, consists of the award-winning Moto 9.5 Carbon Helmet, a race-ready, premium carbon shell helmet; the Moto 7.5 Helmet, a lightweight helmet with a super-ventilated injected polymer compound shell; the Moto 3.5 Helmet, a polymer helmet with 360-degree turbine technology and multi-density impact foam at a competitive price point (with a competitively priced version for young riders, the Moto 3.5 Junior, Helmet); and the latest addition, the Moto 2.5 Helmet, a polymer compound helmet with 360-degree turbine technology at the most competitive price point in the range. All these helmets meet U.S. DOT and ECE 22.06 standards.

The MTB helmet range consists of the premium MTB Gravity 8.0 Helmet, a well-ventilated composite helmet made specifically to suit downhill and BMX riders' requirements which has passed Motorcycle ECE standard and ASTM certified; the MTB 6.0 Carbon Gravity Helmet, a DH certified lightweight M-Forge® carbon shell helmet with a composite chin bar; the Helmet MTB Gravity 4.0, a DH certified lightweight polymer shell helmet with maximized ventilation; the Helmet MTB Gravity 2.0, a DH certified ASTM polymer shell helmet with stainless steel mesh vents for added protection against debris; the Helmet MTB Gravity 1.0, a polymer helmet with 360-degree turbine technology at a competitive price point, and its junior version, the Helmet MTB Gravity 1.0 Junior, certified ASTM downhill for use by younger riders.

The MTB helmet range also has helmets designed for Enduro rider's requirements: the MTB Enduro 4.0 Helmet, which has a DH certified lightweight polymer shell with removable chin bar with easy-fit attachment system. The award-winning MTB 3.0 Enduro Helmet is a lightweight polymer shell with a three-in-one helmet design, with the option of a half-shell face helmet, removeable chin bar and optional over-the-ear guards. The MTB 2.0 Enduro Helmet is lightweight polymer shell with a removable chin bar, and the MTB 2.0 Junior Enduro Helmet is adapted for junior riders which is certified and tested: AS/NZS 2063:2008, EN1078, CPSC 1203.

The Company also has a range of half shell helmets for MTB riders which incorporates the 360-degree Turbine technology for concussion and brain rotation safety. The MTB All-Mountain 4.0 Helmet, this helmet is the premium lightweight polymer half shell helmet with in-molded EPS and EPO impact foam for superior energy absorption, the MTB All-Mountain 3.0 Helmet, which is a half shell polymer compound helmet for cyclists, the MTB Trail 3.0 Helmet, is a new lightweight all-purpose MTB helmet with PowerBridge in-molded force absorber is designed for trail riding, cross country training and back country or gravel adventures, the MTB Trail 2.0 Helmet, is a lightweight polymer shell with MaxiFlow impact foam air channels, the MTB 2.0 All-Mountain Helmet is a lightweight polymer half shell with sunglasses dock port for easy, secure storage, the MTB 1.0 All-Mountain Helmet, which is the most competitively priced helmet in this range which offers protection around the head and a deeper rear coverage, and the MTB All-Mountain 1.0 Junior Helmet, is the lightweight junior helmet at a competitive price which offers protection around the head and a deeper rear coverage.

In 2023, the Company launched the MTB 4.0 Endurance Helmet and the MTB 3.0 Endurance Helmet both designed for endurance cyclists. Both helmets incorporate the 360-degree Turbine technology for concussion and brain rotation safety, and the PowerBridge in-molded force absorber, eyewear docking port with anti-slip function. The MTB 4.0 Endurance Helmet is more ventilated than the 3.0 model, and is worn by the Company's sponsored athletes, and the MTB 3.0 Endurance Helmet is priced more competitively for the everyday rider.

In 2020, the Company introduced the Urban range designed for riding on the busy streets. This range includes: the MTB 2.0 Urban Helmet, a stylish helmet with a fit system for improved individual fitment and stability; and the MTB 1.0 Urban Helmet, a competitively priced helmet with optimized casual fit without compromising safety. Both helmets incorporate 360-degree Turbine technology, are available in several colors, and are now available in a junior model, the MTB 2.0 Junior Urban Helmet and MTB 1.0 Junior Urban Helmet.

The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our helmets have achieved CE certification and other certifications as necessary, depending on market requirements. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmets comply with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with the ACU Gold standard, for the Japanese market our Moto 3.5 helmet complies with the JIS T 8133 standard, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with the NBR 7471 standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have also acquired NTA8776 certification, to meet the new e-bike helmet certification requirements of the Dutch Technical Agreement (NTA) 8776. We are currently in the process of applying to certify all our helmets to the CCC standard in China. To view a detailed listing of these products please see our website: www.leatt.com.

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

In 2014, we expanded into shoulder and knee-brace markets with the addition of our shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include: the Moto C-Frame Pro Knee Brace Carbon, which is the premium knee protection in the range; the Moto C-Frame Hybrid Knee Brace Carbon, which is slimmer than the Pro Carbon model to fit race pants while retaining the stiff chassis of the mono hinge; the Moto X-Frame Knee Brace Carbon, which is injected carbon cage-type knee protection; the Moto X-Frame Hybrid Knee Brace Carbon , which includes a sleeve with Airflex impact gel knee cup with hard shell for ultimate knee brace comfort; and the Moto Z-Frame Knee Brace, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Moto Z-Frame Knee Brace Junior and Moto C-Frame Knee Brace Junior, both of which are designed for younger athletes.

In 2019, we launched our innovative Moto 5.5 FlexLock Boot range, consisting of the Moto 5.5 Flexlock Boot and the Moto 5.5 Flexlock Enduro Boot. These Boots are designed to be an essential part of any rider's motocross riding kit. Our Boots feature the SlideLock system for an outstanding first-class fit, a low-profile toe box for easy gear shifting, and an incredible FlexLock system that is proven to reduce ankle forces by up to 37% and knee forces by up to 35% upon impact, when compared to an industry leading competitor boot. The Moto 4.5 Boot range, consisting of the Moto 4.5 Boot, the Moto 4.5 Enduro Boot and the Moto 4.5 HydraDri® Boot, all of which include a SlideLock system, auto-locking one way sliding closure for great seal at top of boot, extended foot peg riding zone for arch and on the toes riding style, and a reinforced steel shank. Other additions to the Moto 3.5 Boot range consist of the Moto 3.5 Boot, the Moto 3.5 HydraDri® Boot and the Moto 3.5 Junior Boot, which also features the SlideLock system at a competitive price point. The latest boot to be added to our product line, the ADV HydraDri® 7.5 Boot, has been designed for the Adventure market, is waterproof, protective and provides all-day comfort for riders. All boot ranges are CE tested and certified and are available in a range of colors.

In 2020, we launched our MTB shoes. The MTB shoe range has since expanded to include at least 13 different models of MTB shoes designed to satisfy any rider's needs, including a variety of clip-on shoes and flat shoes in various colours. The Clip range includes various styles of shoes with the ClipGrip SPD channels. All our shoe soles include the RideGripTM PRO Compound for traction and enhanced bike control. The entry-level MTB 1.0 Flat Shoe and MTB Hi Flat Shoe can be used as an everyday casual shoe.

The Company also introduced MTB shoes designed for female and junior riders. The 6.0 Clip Women Shoe and 2.0 Flat Women Shoe has the same features as the men's offering but is sized and styled for the female consumers. The 2.0 Flat Junior Shoe features the same FlatGrip Sole with optimized waffle grip pattern and mud flow channels designed for junior riders.

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

Other Products, Parts and Accessories

Goggles

In 2019, we launched our Leatt Goggle range, developed with WideVision anti-glare, anti-fog technology and bullet-proof tested to military ballistic standards for durability. The goggles also feature a detachable nose piece for multi-purpose use, easy clip-in / clip-out and self-draining frames, and nine anti-fog lenses that provide the same fit for the entire line-up, ranging from 20-83% Visible Light Transmission (VLT). Currently, our full range of goggles has grown to include over fifteen models of goggles with a variety of interchangeable lenses and color options to meet all our riders' requirements.

Leatt Apparel Range

The Leatt Apparel Range is the fastest growing product category in the Leatt range of products. In 2015, we introduced a new product category of gloves to our apparel products and expanded our offering of cooling apparel products. We have since added a variety of apparel products for off-road motorcycle riders and bicycle riders, including our award-winning mono suits, jackets, jerseys, pants, shorts, socks, and gloves. The latest addition to this range is our ADV specific range of pants and jackets for the Adventure market, to suit a variety of climates. All products in this range come in a variety of trendy colors and are designed in line with the latest international fashion trends. We are continuously expanding our range to appeal to a wider range of consumers.

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

• Mountain Biking UK Magazine: The Airflex Stealth Body Tee was selected as the winner of the "6 of the Best Body Protection" (October 2021).

• Mountainbike Magazine: In 2015, the Leatt F4 Hydration System won the Mountainbike Magazine Design and Innovation Award, as selected from among 100 products by an international jury featuring top athletes, including Enduro World Series Winner, Nico Lau. In 2017, the Leatt DBX 3.0 helmet was one of ten winners in the Editor's Choice Innovations category reserved for innovations that the Editors believe most shaped the mountain bike world during the prior year.

• Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey for two years running in 2019 and 2020.

• Interbike Innovation Award Winner: The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America and their awards are aimed at recognizing excellence and innovation in product, retail and advocacy. The Leatt DBX 3.5 neck brace was named an Interbike Innovation Award winner in 2017, the Leatt DBX 4.0 Helmet won the same Innovation Award in 2018.

• Transworld MX: In 2009, the Leatt Brace Adventure was won the Editors' Choice award for 2009 Best New Product of Year, in 2011, the Leatt GPX Pro won the Editors' 2011 Best Product of the Year award, based on comfort and safety, and in 2012, the Leatt Pro Lite chest protector was awarded 2012 "Product of the Year" based on testing and appearance.

• Racer X Readers' Choice Award: The Leatt Brace has been selected as the number one worn Neck Brace by readers of Racer X magazine, for three years running from 2019, 2020, and 2021.

• Powersports Business Nifty 50 Award: The Nifty 50 Award is conferred by the editors of Powersports Business, an industry publication that selects aftermarket products and services that they believe will help boost dealer profitability. To be eligible for an award, products have to be new or substantially improved from previous years and must be ready for delivery in calendar year of the award. Leatt received the Nifty 50 Award in 2018 for the Leatt GPX 4.5 Helmet and the Leatt GPX 3.5 Neck Brace, in 2021, for the Leatt X-Frame Hybrid Knee Braces, and in 2022 for the Leatt 8.5 Moto Helmet Kit.

• Design & Innovation Award: Leatt is a frequent winner of this award conferred each year by the Design & Innovation jury of bicycle industry experts in recognition of bicycles and bicycle products. The Leatt DBX 5.0 Composite Helmet and the Leatt DBX Enduro Lite WP 2.0 each won a Design and Innovation Award for 2016; the Leatt DBX 2.0 Helmet and the Leatt DBX 3.5 Neck Brace each won a Design and Innovation Award for 2018; the Leatt DBX 4.0 Helmet won a 2019 Design & Innovation Award; the Leatt 4.0 Velocity Goggles won a 2021 Design and Innovation Award; the Mono Suit MTB HydraDri® 5.0 and the Leatt MTB 3.0 Enduro helmet each won a 2023 Design and Innovation Award; and the new Leatt All-Mountain 5.0 Jersey and the Leatt All-Mountain 4.0 Pants each won a 2024 Design and Innovation Award.

We believe that the premium quality of the Leatt® neck brace has resulted in increased sales since inception. We have sold in excess of 960,000 units of the Leatt® neck brace products worldwide to date.

Manufacturing.

Our products are predominately manufactured in China by third-party manufactures in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements based on agreed standard operating terms. We continue to build manufacturing capacity outside of China and currently have manufacturing partners in Thailand and Bangladesh. We do not currently have any material written agreements with our neck brace third-party manufacturers but will include any such future material written agreement with our periodic filings. We offer a warranty on our products based on the legal requirements of the specific geographical region that our customers reside in. Products purchased through international sales channels are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents globally.

Upon our determination of order quantities, we issue periodic purchase orders for products to our third-party manufacturers at negotiated prices. A security deposit of between 10 - 30% of the total purchase order value is made with such manufacturers upon receipt of a manufacturer's invoice reflecting confirmation of quantities ordered and the negotiated price for the products. The standard lead time from purchase order date to ship-ready date varies between 90 and 120 days, and our standard supplier shipping terms are FOB (Port).

During production, we measure the manufacturer's quality and on-time performance to determine whether to continue our relationship. We utilize outside consultants and our own employees based in Asia to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer's premises. Penalties and expedited shipping costs may be levied against a manufacturer if there are excessive delays in shipment to customers or customer rejection is caused by quality issues. The balance of open invoices is paid to the manufacturer based on agreed terms post successful inspection.

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon and high impact polycarbonate resin. The cost of materials used in our products varies depending on the technical and safety specifications as well as the target market for, and the price of, our products. The prices of these raw materials are determined based upon prevailing market conditions and supply and demand. Global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any significant interruptions to our production due to shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2023, and 2022, were not material and we do not foresee these amounts being material in the near future.

We have implemented certain protocols to check the quality of incoming raw materials used in the production process where necessary. Our third-party manufacturers are required to perform prescribed strength testing on critical parts of certain products. In addition, certain materials are tested by our research and development employees at Leatt SA and by independent material laboratories for compliance to manufacturing and material specification.

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by certain international brands. Leatt sells its products directly to dealers and direct to end consumers through digital channels in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 49 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

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

We generate revenue both in the United States and abroad. For the years ended December 31, 2023 and 2022, annual revenues associated with international customers were $33,271,920 and $59,020,266, or 70% and 77% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2023. For the years ended December 31, 2023 and 2022, our largest customer accounted for approximately 6% and 9% of our annual U.S. revenue, respectively. As of December 31, 2023 and 2022, $370,027 or 5% and $45,030 or 0.3% of our accounts receivable, was due from this customer.

For both years ended December 31, 2023, and 2022, one customer accounted for approximately 8% and 12% of our annual international revenue, respectively. As of December 31, 2023, and 2022, $0 or 0% and $1,812,924 or 11% of our accounts receivable, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 758 active distributors and dealers who stock Leatt products in the U. S. and approximately 209 active dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to, and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2023, and 2022 were $4,127,798 and $3,342,791, respectively, representing approximately 9% and 4% of our revenues, respectively.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

• Regional Distribution. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as motorcycle manufacturers and racing teams. The resultant interest and the expected demand for our products prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned Nevada subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international third-party distributors who are selected by our management team based on their financial status, distribution abilities and creditworthiness, their location in major geographic territories, their marketing and media presence and their portfolio of leading motorcycle brands and accessories as well as their reputation among industry players. We are working on developing our global bicycle distribution network by appointing new distributors and dealers with a specific focus on the bicycle market. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base. In the U.S. we are expanding and upgrading our dealer network and sales management team.

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

• Expanding our Portfolio of Products. We are always looking for opportunities to introduce new products to reach a wider audience and penetrate new markets. This will include extending our product range to include both innovative protection products, as well as peripheral or accessory products such as clothing. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. In 2015, we launched two additions to our body armor product range, namely helmets and gloves. We also added two full apparel lines to our product range, one line designed for the off-road motorcycle market and the other designed for the bicycling market. In 2019, we added motorcycle Boots and Goggles, and in 2020, we added cycling shoes to our product range, which has made the company a head-to-toe brand for both motorcycle and bicycling protection. We expect that our sales of peripheral products and accessories will increase in line with increased brand awareness.

Our Research and Development Efforts

Our Chairman and Founder, Dr. Christopher Leatt, is our primary research and development consultant and heads the research and development efforts conducted at our research facility, or Leatt Lab, located at our executive headquarters in Cape Town, South Africa. The facility houses a team of a biomedical engineer, consultants and designers who ensure products are scientifically and mechanically sound. This facility features state of the art testing and prototyping equipment and sophisticated simulation models. Leatt also utilizes other consultants, academic institutions, and engineering companies from time to time to assist us with our research and development efforts.

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our helmets have achieved CE certification and other certifications as necessary, depending on market requirements. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmets comply with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with the ACU Gold standard, for the Japanese market our Moto 3.5 helmet complies with the JIS T 8133 standard, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with the NBR 7471 standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have also acquired NTA8776 certification, to meet the new e-bike helmet certification requirements of the Dutch Technical Agreement (NTA) 8776. We are currently in the process of applying to certify all our helmets to the CCC standard in China. We are continuously working to expand our range of products with further technological innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2023, and 2022 amounted to $2,526,550 and $2,179,996, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the neck brace and body protection market, some of whom have substantially greater financial and other resources than we currently have. In the United States, according to the 2023 Racer X Readers' Choice Survey discussed elsewhere herein and available at https://rx.iscdn.net/media-kit/2024/01/329_readers-choice-survey-results-2023-1.pdf , our major competitors in the neck brace market is Atlas Brace USA, LLC, and EVS Sports; our major competitor in the knee brace market is EVS Sports; and our major competitor in the body protection, apparel and helmet market is Fox Racing.

Competition is based on quality, price, reputation, industry endorsements and certifications, as well as, on product design, brand names, marketing support and distribution strategies. We believe that our products can be distinguished from the products offered by our competitors because our products are innovative, safety tested, versatile, aesthetically appealing, priced competitively and comfortable without compromising quality and performance.

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

• Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine, and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher Leatt, Mr. Erik Olsson and Mr. Todd Repsher. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with over 15 years' experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served for over 20 years as a Sales and Product Manager for various companies in the power sports industry. Mr. Repsher is our US General Manager, who is an award-winning sales executive with over 15 years' experience in the marketing and sales of sports orientated companies in North America.

• Sale and Distribution Channels: Our ability to attract top tier distribution and retail sales channels for the sale of our products is a competitive advantage. These distributors have the financial and distribution resources and relationships to penetrate existing product categories within dealerships and reach a wide geographical dealer network and ultimately consumer base. The Company sells its products to consumers through a global network of approximately 49 global distributors, including the Company's U.S. subsidiary, Two Eleven, and its South African subsidiary, Leatt SA. The Company exercises control over this distribution network through its establishment of standard business terms and guidelines for the sale and distribution of its products to retailers worldwide, and through its direct control of Two Eleven and Leatt SA, the exclusive distributors of Leatt products to retailers in the US and South Africa, respectively. Our research and development and marketing teams also work closely with distributors to educate their sales forces about technical innovations in our products, and to provide support in the marketing and other promotion of our products. We believe that our increase in worldwide sales and our continued expansion into global markets is a testament to the efficiency and effectiveness of our worldwide distribution channels.

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

• Brand Recognition. We believe that public recognition of the Leatt® brand drives the sales of our products, regardless of the action of competitors and competitive products. We expect that the reputation of our brand in the marketplace, particularly our product testing and applicable CE certification, will continue to ensure market acceptance and facilitate market penetration of our new products. In order to bolster and grow the Leatt® brand, stringent quality control and assurance are our highest priority, and our ongoing marketing, advertising and public relations efforts continue to stress the quality, safety and innovation of our products.

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

Xceed has licensed to us thirty-five utility patents registered in various countries for the Neck Brace. Thirty-four expire in 2024 and one is renewable in 2025. Furthermore, we have a license for five European and U.S. patent designs covering various Neck Brace designs, two expire in 2025, while the remainder have renewal dates in 2025 and 2027.

We hold one South African patent for the shoulder brace, and one South African patent for the Chest protector, both have renewal dates in 2024. We hold knee brace patents in both U.K and Germany with renewal dates in 2024. We hold one design patent in Europe for our MTB shoe sole design which is renewable in 2025.

We hold patents for goggles in both U.K and Germany with renewal dates in 2024. We hold one patent application for goggles pending in the U.S.A, where patents are only renewable once they are granted. We filed a PCT patent application for goggles in 2023 which is currently pending. We hold four design patents for goggles in Europe, with renewal dates in 2025, 2027, and 2029. We hold one design patent for goggles in the U.S.A, we also hold four design patent applications for goggles pending in the U.S.A.

We hold patents for our Turbine helmet in Australia, Hong Kong, Germany, and the U.K. which all have renewal dates in 2024. The European patent application for our Turbine helmet on which the U.K. and German patents are based is opposed. We hold two patents for our Turbine Helmet in the U.S.A, with renewal dates in 2025 and 2027, and another patent application currently pending in the U.S.A. We hold two U.S.A. design patents, one for our visor screw and the other for our hydration system, these patents expire in 2031 and 2030, respectively. We hold one European design patent for our visor screw and hydration system that is renewable in 2024.

We hold design patents for the STX Neck Brace in Japan, Europe, and the U.S.A. The design patents in Japan and Europe are renewable in 2024 and 2025, respectively. The design patent in the U.S.A. expires in 2026. We hold a design patent for a Neck Brace sock kit in the U.S.A. which expires in 2024.

We hold a Flexlock Boot patent in the U.S.A., U.K., Germany, Italy, and Thailand, the U.S.A. patent is renewable in 2025 and the remainder in 2024. We hold a patent for boots in the U.K which is renewable in 2025. We hold two patent applications for boots in both U.S.A. and Germany which are currently pending. The renewal date for the boot patent application in Germany is 2025. We hold a boot design patent in Europe which is renewable in 2024 and a boot design patent in the U.S.A.

We hold three patents for a jacket in Germany, U.K., and U.S.A., the patents for Germany and the U.K are up for renewal in 2025 and U.S.A in 2024. We hold patents for our hoodies with a magnetic fixture in Germany, U.K., and U.S.A. The patents for Germany and the U.K are up for renewal in 2024 and U.S.A in 2026.

We hold a design patent for a team sport product in the U.S.A. We filed two patent applications for airbag products in the U.K, both are currently pending with renewal dates in 2027.

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

We have extensive licensed and registered trademarks. Leatt® is trademarked in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Indonesia, Japan, Mexico, New Zealand, South Africa, Taiwan, U.S.A and the U.K. in multiple classes depending on the jurisdiction. These multiple trademarks have renewal dates between 2026 and 2034. We also have a pending application for Leatt in Malaysia, Philippines, the Russian Federation, Singapore, Thailand and Vietnam. Leatt-Brace® has been trademarked in China, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2024 and 2031. ALPT® and Alternative Load Path Technology® trademark is registered in U.S.A. in class 9 renewable in 2031 and 2030 respectively. Leatt® has also been trademarked in special script in Brazil and China with renewal dates in 2032. The Leatt Devices and/or Icons have been trademarked in Brazil, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2027 and 2032 in multiple classes depending on the jurisdiction.

We have expanded our trademark portfolio to accommodate our expanding product categories. Brace On® is registered in class 9 in Australia, the European Union, U.K. and U.S.A. with renewal dates between 2031 and 2033. RIDEVIZ® is registered in class 9 in Australia, China, the European Union, U.K. and U.S.A. with renewal dates between 2030 and 2032. RideGrip® is registered in class 25 in China, the European Union, and U.K. and U.S.A. with renewal dates between 2030 and 2032. FirstTurn® is registered in class 9 in China, the European Union, U.K. and USA with renewal dates between 2030 and 2032. CeraMag® is registered in class 12 in the European Union, U.K. and Taiwan with renewal dates in 2031 and 2032. We have CeraMag™ trademark pending in class 12 in U.S.A. HydraDri® is registered in classes 25 and 28 in the European Union, U.S.A and U.K. with renewal dates between 2031 and 2033. We have Three L Device® trademarked in the European Union, U,K and U.S.A with renewal dates between 2024 and 2027. We have a ReaflexTM trademark pending in the U.S.A. We have FlexMeshTM trademark pending in the European Union and U.S.A in class 28. We have SlidelockTM trademark pending in the European Union and U.S.A in class 25.

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

Our Employees

As of December 31, 2023, we employed 89 full-time employees and 36 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2023.

Employee & Contractor Function	Number
Executive	4
Internet & Technology	2
Marketing	23
Finance	5
Operations and Distribution/Logistics	23
Research and Development/Leatt Lab	21
Legal & Compliance	4
Sales & Customer Services	40
Support Staff	3
Total	125

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

We value retaining employees long term and developing our human capital, which is evident in the length of tenure of many of our most senior personnel. We are continually evaluating our staffing requirements, working conditions, employee benefit programs and compensation packages that include medium- and long-term incentives through equity compensation plans to retain staff long term. We have established and continue to enhance and refine a comprehensive set of practices for recruiting, managing, and optimizing the global human resources of our organization. In many cases, we utilize objective benchmarking and other tools in our efforts. We aim to instill a passion to protect riders around the world with exceptional products in our workforce which provides purpose.

We believe that we maintain a professional and productive working relationship with our employees, and we have not experienced any significant labor disputes or any difficulty in recruiting staff for our operations.

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $47.24 million for the fiscal year ended December 31, 2023. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2024, we will be required to maintain logs of complaints or problems, and to provide appropriate labelling for medical uses. We have renewed our registration until December 31, 2024. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, all Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market, our bicycle helmet complies with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with ACU Gold and for the Japanese market our Moto 3.5 helmet complies with JIS T 8133. For the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets complies with NBR 7471. We are currently in the process of applying to certify all our helmets to the CCC standard in China. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, this is a new e-bike helmet certification which confirms that a helmet complies with the requirements in the Dutch Technical Agreement (NTA) 8776.

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

Legal and regulatory developments related to climate change or other initiatives could also potentially increase costs and affect our ability to deliver our products. We have begun to utilize eco-friendly and sustainably sourced materials for the packaging of our products and have recently introduced a new range of MTB products made from biodegradable, plastic-free materials that maintain their high-performance edge and durability. We are continually considering and implementing steps to sustainably reduce the Company's carbon footprint and we are currently evaluating various environmental certification body's with the intent of certifying our efforts to reduce our impact on the environment over the last few years. There were no material capital expenditures for environmental matters in the year ended December 31, 2023.

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

Prolonged turmoil in the global economy, especially in the U.S., South America and Europe, including the conflict in Ukraine and the Middle East, could have a negative impact on our ability to conduct business outside the U.S. and on our financial condition. Our exposure to such risks may further increase if any of these economic conditions impact levels of consumer spending.

We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated stock, previously stockpiled in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience slow growth or recession, we could see a drop-in demand for our products, difficulty in obtaining materials and supplies, difficulty in collecting accounts receivables, an increase in accounts receivable write-offs, and greater foreign exchange rate volatility affecting our profitability and cash flow. Customers may also purchase lower-cost products made by competitors and not resume purchasing our products even after economic conditions improve. While we employ comprehensive controls regarding global cash management to guard against cash or investment loss and to ensure our ability to fund our operations and commitments, a material disruption to the counterparties with whom we transact business could expose us to financial loss.

For the years ended December 31, 2023 and 2022, annual revenues from sales to international customers were $33,271,920 and $59,020,266, or 70% and 77% of our total revenue, respectively. While we do not expect to see any significant material adverse impact on our distribution channels (discussed elsewhere in this report), if demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

In Europe we have significantly more sales than we do expenses. Since 70% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 70% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability.

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

We currently meet our working capital requirements with cash flow provided by our operating activities, and we expect to continue doing so for the foreseeable future. Since November 2018, the Company has maintained a revolving line of credit agreement with a bank under which it now has access to a line of credit facility of $1,500,000 which remains available in full for advances through March 1, 2025. However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2023 and 2022, our largest customer accounted for approximately 6% and 9% of our annual U.S. revenue, respectively. As of December 31, 2023 and 2022, $370,027 or 5% and $45,030 or 0.3% of our accounts receivable, was due from this customer. For both the years ended December 31, 2023 and 2022, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 8% and 12% of our annual international revenue. As of December 31, 2023 and 2022, $0 or 0% and $1,812,924 or 11% of our accounts receivable, respectively, was due from this international customer. We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

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

The products in the protective equipment market can change dramatically with new technological advancements. We are currently conducting research and development on new products, which requires a substantial outlay of capital. To remain competitive, we must continue to incur significant costs in product development, equipment, facilities and invest in research and development of new products. These costs may increase, resulting in greater fixed costs and operating expenses. In addition to research and development costs, we could be required to expend substantial funds for and commit significant resources to the following: additional engineering and other technical personnel; advanced design, production and test equipment; manufacturing services that meet changing customer needs; technological changes in manufacturing processes; working capital and manufacturing capacity. Our future operating results will depend, to a significant extent, on our ability to continue to provide new and competitive products that compare favorably based on cost and performance with the design and manufacturing capabilities of competitive third-party technologies. We will need to sufficiently increase our net sales to offset these increased costs, the failure of which would negatively affect our operating results.

We may be exposed to potential risks relating to our internal controls over financial reporting and our ability to have those controls attested to by our independent auditors.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2023. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations.

Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of the COVID-19 pandemic on the Company's results of operations for the year ended December 31, 2023. We remain cautiously optimistic that ongoing efforts to increase the availability and use of COVID-19 vaccines and other precautions worldwide will neutralize any future impact of the virus and its mutations throughout Europe and the U.S. (our largest markets). The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

RISKS RELATED TO OUR INDUSTRY

We may not be able to maintain or improve our competitive position because of strong competition in the personal protective equipment industry, and we expect this competition to continue to intensify.

We face competition from other global manufacturers and distributors who provide personal protective equipment to users of motorcycles, ATVs, snowmobiles, motor racing cars and other helmeted sports. Some of our international competitors are larger than we and possess greater name recognition, assets, personnel, sales and financial resources. These entities may be able to respond more quickly to changing market conditions by developing new products and services that meet customer requirements or are otherwise superior to our products and services and may be able to market their products more effectively than we can because they have significantly greater financial, technical and marketing resources than we do. They may also be able to devote greater resources than we can to the development, promotion and sale of their products. Increased competition could require us to reduce our prices, result in our receiving fewer customer orders, and result in our loss of market share. We cannot assure you that we will be able to distinguish ourselves in a competitive market. To the extent that we are unable to successfully compete against existing and future competitors, our business, operating results, and financial condition would be materially adversely affected.

If we are unable to develop competitive new products our future results of operations could be adversely affected.

Our future revenue stream depends to a large degree on our ability to utilize our technology in a way that will allow us to offer new types of safety products to a broader client base. We will be required to make investments in research and development to continue to develop new products, enhance our products and achieve market acceptance. We may incur problems in the future in innovating and introducing new and innovative products or, if developed, such products may not achieve significant customer acceptance. If we are unable to successfully define, develop and introduce competitive new products or improve on existing ones, our future results of operations would be adversely affected.

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

We have obtained certification and approvals for certain of our products, including approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the U.S. market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the UK market substantially all of our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. For the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets complies with NBR 7471. Both our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, which is new e-bike helmet certification. We are currently in the process of applying to certify all our helmets for the CCC standard in China. We also voluntarily submitted our GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria).

We believe that such testing, while not mandatory, will provide validation for our product's performance, however, there is no guarantee that our products will receive DOT, EN1078, CPSC 1203, ASTM F1952, AS/NZS 2063, NTA8776, ECE 22.06, ACU Gold, CE Certification or meet BMW testing standards. Our failure to meet testing standards could cause reputational harm and have a negative effect on net sales of products.

Economic disruption caused by the COVID-19 pandemic has resulted in supply chain abnormalities that could have an adverse effect on our results of operations.

The global shipping and other supply chain disruption resulting from the COVID-19 pandemic has resulted in certain inflated stock levels industry wide and in abnormal customer ordering patterns. Our customers who changed their ordering patterns to ensure the availability of inventory during the global shipping and supply chain disruptions, are delaying new orders in order to digest stock levels. The impact of this abnormality on our customers is compounded by the global economic slowdown caused by the current geo-political instability, a high inflationary environment and resulting foreign exchange rate volatility. Elevated industry wide inventory levels coupled with these adverse economic conditions that may impact levels of consumer spending may result in slower inventory digestion patterns in the short term, which could have a negative impact on our results of operations for the coming periods and beyond.

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

The Chinese government has enacted some laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. If our outsourcing manufacturing arrangements are unsuccessful or other adverse circumstances arise from these arrangements, we face the risk that our third-party manufacturers may dishonor our purchase orders or unwritten arrangements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under PRC law, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition, and results of operations.

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

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations and agreements with third parties worldwide and such activities create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents, or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents, or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA or Chinese anti-corruption laws may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results, and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability in connection with FCPA violations committed by companies in which we invest or that we acquire.

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

RISKS RELATING TO OUR COMMON STOCK

We cannot assure you that our common stock will be listed on a national securities exchange.

Our common stock is quoted on the QB tier of the over-the-counter electronic bulletin board maintained by the OTC Markets Group Inc. (OTC), which is not a national securities exchange. We plan to list our common stock on a national exchange as soon as practicable, however, we cannot assure you that we will be able to meet the initial listing standards of any national exchange, or that we will be able to maintain any such listing. Until our common stock is listed on a national exchange, we expect that it would be eligible to continue being quoted in the OTC, where trading of our common stock may be sporadic and a more active market for our common stock may not develop.

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

Our Company's officers, directors and affiliates collectively own 47.84% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

Risk Management and Strategy.

We rely on information technology and data to operate our business and develop, market, and deliver our products to our customers. We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to critical computer networks, third party hosted services, communications systems, hardware, software, and our critical data includes confidential, personal, proprietary, and sensitive data, collectively our "Information Assets". Accordingly, we maintain certain risk assessment processes intended to identify cybersecurity threats, determine their likelihood of occurring, and assess potential material impact to our business. Based on our assessment, we implement and maintain risk management processes designed to protect the confidentiality, integrity, and availability of our Information Assets and mitigate harm to our business.

The Company's general risk management program is designed to manage identified material risks, which would include material cybersecurity risks. We engage in processes designed to identify such threats by, among other things, monitoring the threat environment using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and actors, conducting scans of the threat environment, evaluating our and our industry's risk profile, evaluating threats reported to us, coordinating with law enforcement concerning threats, conducting threat assessments for internal and external threats, and conducting vulnerability assessments to identify vulnerabilities. We rely on a multidisciplinary team (including from our information security function, management, and third-party service providers, as described further below) to assess how identified cybersecurity threats could impact our business. These assessments may leverage, among other processes, industry tools and metrics designed to assist in the assessment of risks from such cybersecurity threats.

Depending on the environment, we implement and maintain various technical, physical and organizational measures designed to manage and mitigate material risks from cybersecurity threats to our Information Assets. The cybersecurity risk management and mitigation measures we implement for certain of our Information Assets include: policies and procedures designed to address cybersecurity threats, including an incident response plan, vulnerability management policy, and disaster recovery/business continuity plans; incident detection and response tools; internal and/or external audits to assess our exposure to cybersecurity threats, environment, compliance with risk mitigation procedures, and effectiveness of relevant controls; documented risk assessments; implementation of security standards/certifications; encryption of data; network security controls; threat modeling; data segregation; physical and electronic access controls; physical security; asset management, tracking and disposal; systems monitoring; vendor risk management program; employee security training; penetration testing; cyber insurance.

We work with third parties from time to time to identify, assess, and manage cybersecurity risks, including professional services firms, threat intelligence service providers, cybersecurity consultants, cybersecurity software providers, managed cybersecurity service providers, and penetration testing. To operate our business, we utilize certain third-party service providers to perform a variety of functions, such as outsourced business critical functions, clinical research, professional services, SaaS platforms, managed services, IT asset management, cloud-based infrastructure, data center facilities, content delivery, encryption and authentication technology, corporate productivity services, and other functions.

We have certain vendor management processes designed to help to manage cybersecurity risks associated with our use of certain of these providers. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider related to the services they provide and/or the information they process, conducting security assessments, conducting on-site inspections, requiring their completion of written questionnaires regarding their services and data handling practices, and conducting annual re-assessments during their engagement.

To date, risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected us, including our business strategy, results of operations or financial condition, and we do not believe that such risks are reasonably likely to have such an effect over the long term. However, due to evolving cybersecurity threats, we may not be able to protect all information systems. Additional information on cybersecurity risks we face is discussed in Item 1A of Part I, "Risk Factors," which should be read in conjunction with the foregoing information.

Governance.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including a dedicated information technology manager, who reports to the CEO. Management is also responsible for hiring appropriate personnel, integrating cybersecurity considerations into the company's overall risk management strategy, and for communicating key priorities to employees, as well as for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports. Our cybersecurity incident response and vulnerability management processes involve management, who participates in our disclosure controls and procedures.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents and vulnerabilities to members of management depending on the circumstances, including work with the company's incident response team to help the company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the company's incident response processes include reporting to the Board of Directors for certain cybersecurity incidents.

Management is involved with the Company's efforts to prevent, detect, and mitigate cybersecurity incidents by overseeing preparation of cybersecurity policies and procedures, testing of incident response plans, engagement of vendors to conduct penetration tests. Management participates in cybersecurity incident response efforts by being a member of the incident response team and helping direct the company's response to cybersecurity incidents. The Board of Directors is responsible for overseeing the company's cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 20% of the space is used by our finance, legal and operations teams, 10% is used for warehousing and South African distribution 35% is used by marketing and the remaining 35% is used by Leatt Lab and our research and development team. We purchased this property during the course of 2023.

We lease extra warehouse space to store inventory located at Unit 2, Stand no. 37, Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated May 25, 2023, between Leatt SA and FC Rust Theron Inc, which expires on February 28, 2025. The lease agreement requires us to pay a monthly rent of ZAR 15,615 (or $854) for first twelve months, and ZAR 16,864 (or $922) for the following eight months.

We entered into a lease agreement for extra warehouse space to store inventory located at Unit 9, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated February 24, 2022, between Leatt SA and Montprop Beleggings (Pty) Ltd, which commenced April 1, 2022 and was scheduled to expire on August 31, 2023. On May 23, 2023, we renewed the original lease agreement, effective September 1, 2023, and it is now scheduled to expire on February 28, 2025. The renewed lease agreement requires us to pay a monthly rent of ZAR 29,835 (or $1,632) for first six months, and ZAR 31,924 (or $1,746) for the following twelve months. The rent payable excludes VAT, water, electricity, and other associated costs.

Our newly redomiciled Nevada subsidiary, Two Eleven, entered into a Lease Agreement, dated December 14, 2020, with CP Logistics NVCC IV, LLC, to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease commenced upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement, August 2, 2021, and the term will continue for a period of sixty-six (66) months from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance, and other fees.

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

	Closing Prices
	High	Low
Year Ended December 31, 2024
1st Quarter (January 1, 2024 to March 4, 2024)	$9.90	$7.60
Year Ended December 31, 2023
1st Quarter	$19.25	$10.85
2nd Quarter	$12.55	$10.95
3rd Quarter	$14.57	$11.05
4th Quarter	$ 11.99	$ 9.11
Year Ended December 31, 2022
1st Quarter	$ 32.50	$ 22.72
2nd Quarter	$ 28.75	$ 20.03
3rd Quarter	$ 26.95	$ 19.45
4th Quarter	$ 21.20	$ 18.00

Holders

As of March 4, 2024, there were approximately164 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

Securities Authorized for Issuance under Equity Compensation Plans

Our officers and directors are eligible for equity awards in the form of stock options and restricted stock under the Leatt Corporation Amended and Restated 2011 Equity Incentive Plan (the "2011 Plan"), pursuant to which the Company is authorized to issue and sell up to 1,520,000 shares of common stock of the Company, par value $0.001 per share. Equity awards under the 2011 Plan are granted at the discretion of the Board. The size of an award to any individual, including named executive officers, depends in part on individual performance, company performance, and any other indicators of the impact that such employee's productivity may have on stockholder value over time. Other factors include salary level and competitive data. In addition, in determining the awards granted to each named executive officer, or other individual, the Board considers the future benefits potentially available to the named executive officers or individuals from existing awards. We have no program, plan or practice of granting equity awards that coincide with the release by the Company of material non-public information.

The following table includes the information as of December 31, 2023 for each category of our equity compensation plan.

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

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2023 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2023.

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

Overview of our Business

We were incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company controlled by the Company's Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

The Company's flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company's Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company's body protection products, and helmets which it markets under the Leatt® brand.

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmet complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776.

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We continue to build manufacturing capacity outside China, namely, in Thailand and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

Leatt earns revenues through the sale of its products through approximately 49 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers and direct to end consumers through digital channels in the United States and South Africa, respectively.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 2023, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

• Impact of Global Conflict - We are exposed to global conflict, such as the ones in Ukraine and the Middle East, that may disrupt our business and reduce consumer demand for our products. A disruption of global shipping routes, the imposition of government sanctions or other activities resulting from such conflicts could directly affect consumer demand for our products, cause delays in completing sales, shipping of our products, continuing production or performing other critical functions of our business, particularly if a conflict occurs at our primary manufacturing locations or our distributor locations worldwide. Furthermore, prolonged conflict may have unintended global consequences such as increased inflation, fuel and transportation costs.

While we have conducted due diligence on our customers in Russia to ensure that they do not fall into any sanctioned categories, we have seen a delay in the receipt of receivables in our bank account from the distributors of our products in Russia caused by enhanced screening of Russian funds in compliance with global sanctions against Russia for the war in Ukraine. The prolonging or expansion of that conflict could have an adverse impact on our consumers and on consumer purchasing behavior, and result in delays of new orders and completing sales, order cancellations, or payment and shipping delays. We will continue to monitor this fluid situation and any adverse impact that it may have on the global economy in general and on our business operations and especially that of our customers, and we will develop contingencies as necessary to address any disruptions to our business operations as they arise.

Results of Operations

Year ended December 31, 2023, compared to the year ended December 31, 2022

The following table summarizes the results of our operations during the years ended December 31, 2023 and 2022 and provides information regarding the dollar and percentage of year-over-year increase or (decrease).

	Fiscal Year Ended December 31,			Percentage
	2023	2022	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$47,241,187	$76,335,539	$(29,094,352)	-38%
COST OF REVENUES	27,435,115	45,202,712	$(17,767,597)	-39%
GROSS PROFIT	19,806,072	31,132,827	$(11,326,755)	-36%
PRODUCT ROYALTY INCOME	93,696	240,044	$(146,348)	-61%
OPERATING EXPENSES
Salaries and Wages	5,443,685	6,148,179	$(704,494)	-11%
Commissions and Consulting	434,657	563,689	$(129,032)	-23%
Professional Fees	748,608	586,474	$162,134	28%
Advertising and Marketing	4,127,798	3,342,791	$785,007	23%
Office Lease and Expenses	596,862	689,068	$(92,206)	-13%
Research and Development Costs	2,526,550	2,179,996	$346,554	16%
Bad Debt Expense (Recovery)	(10,288)	474,019	$(484,307)	-102%
General and Administrative	3,438,746	3,273,346	$165,400	5%
Depreciation	1,174,664	1,098,433	$76,231	7%
Total Operating Expenses	18,481,282	18,355,995	$125,287	1%
INCOME FROM OPERATIONS	1,418,486	13,016,876	$(11,598,390)	-89%
Other Expenses	(39,138)	(13,550)	$(25,588)	189%
INCOME BEOFRE INCOME TAXES	1,379,348	13,003,326	$(11,623,978)	-89%
Income Taxes	576,189	3,042,873	$(2,466,684)	-81%
NET INCOME	$803,159	$9,960,453	$(9,157,294)	-92%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the year ended December 31, 2023 were $47.24 million, a 38% decrease, compared to revenues of $76.34 million, for the year ended December 31, 2022. This decrease in global revenues is attributable to a $2.64 million decrease in neck brace sales, a $3.36 million decrease in helmet sales, a $6.81 million decrease in other products, parts and accessory sales and a $16.29 million decrease in body armor sales, during the year ended December 31, 2023. Revenues associated with international customers for the years ended December 31, 2023 and 2022, respectively were $33.27 million and $59.02 million, or 70% and 77% of global revenues.

The following table sets forth our revenues by product line for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	% of Revenues	2022	% of Revenues
Neck braces	$2,748,533	6%	$5,389,672	7%
Body armor	22,576,722	48%	38,864,312	51%
Helmets	11,117,109	23%	14,477,472	19%
Other products, parts and accessories	10,798,823	23%	17,604,083	23%
	$47,241,187	100%	$76,335,539	100%

Sales of our flagship neck brace accounted for $2.75 million and $5.39 million, or 6% and 7% of our revenues for the years ended December 31, 2023 and 2022, respectively. The 49% decrease in neck brace revenues was primarily due to a 49% decrease in the volume of neck braces sold to our customers worldwide during the 2023 period, as dealers and distributors continued to adjust ordering patterns and digest industry wide inventory levels.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor revenues accounted for $22.58 million and $38.86 million, or 48% and 51% of our revenues for the years ended December 31, 2023 and 2022, respectively. The 42% decrease in body armor revenues was primarily due to a 43% decrease in the volume of upper body armor sold during the 2023 period. Additionally, sales volumes of off-road motorcycle boots decreased by 48%, when compared to the 2022 period, which was an exceptionally strong period for motorcycle boots sales. Motorcycle boot revenues increased by 58% for the year ended December 31, 2022, when compared to the prior year period.

Our helmets accounted for $11.12 million and $14.48 million, or 23% and 19% of our revenues for the years ended December 31, 2023 and 2022, respectively. Although sales volumes of our MOTO helmet line up for off-road motorcycle use increased by 45% during the period, the 23% decrease in helmet revenues is primarily due to a 49% decrease in the volume of MTB helmets sold during the 2023 period as dealers and distributors, particularly in the cycling industry continue to manage ordering and industry wide inventory levels cautiously.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, as well as aftermarket product support items. Other products, parts and accessories sales accounted for $10.80 million and $17.60 million, or 23% and 23% of our revenues for the years ended December 31, 2023 and 2022, respectively. The 39% decrease in revenues of other products, parts and accessories is primarily due to a 47% decrease in the global sales volume of technical apparel designed for off-road motorcycle and mountain biking use when compared to the prior year period.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2023 and 2022 were $27.44 million and $45.20 million, respectively. Gross Profit for the years ended December 31, 2023 and 2022 were $19.81 million or 42% of revenues, and $31.13 million or 41% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues continue to generate a higher gross margin than our other product categories and accounted for 6% and 7% of our revenues for the years ended December 31, 2023 and 2022, respectively, revenues associated with international customers were 70% and 77% of our revenues for the twelve months ended December 31, 2023 and 2022, respectively, with revenues associated with international distributors continuing to generate a lower gross profit as a percentage of revenues than direct dealer sales in the United States.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2023 and 2022 were $93,696 and $240,044, respectively. The 61% decrease in product royalty income is primarily due to a decrease in the sale of licensed products by licensees during the 2023 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2023 and 2022 were $5,443,685 and $6,148,179, respectively. This 11% decrease in salaries and wages during the 2023 period was primarily due to a decrease in share compensation costs relating to a share issuance made to key personnel during the 2022 period, that was partially offset by the employment of sales, marketing and business development personnel in the United States and abroad as the Company continues to invest in its global sales and marketing capabilities.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2023 and 2022 were $434,657 and $563,689, respectively. This 23% decrease in commissions and consulting expenses during the 2023 period is primarily due to a decrease in commissions and performance incentives paid to external sales personnel in the United States in line with the decrease in sales revenues and continued employment of in-house employee sales personnel in the region during the 2023 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand its portfolio of exceptional protective gear. Professional fees for the years ended December 31, 2023 and 2022 were $748,608 and $586,474, respectively. Although product liability litigation costs continued to decrease, the 28% increase in professional fees is primarily due to an increase in patent maintenance and litigations expenses as the Company continues to build, maintain and defend a strong portfolio of intellectual property.

Advertising and Marketing - The Company primarily places paid advertising on various motorsport and bicycle online platforms and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2023 and 2022 were $4,127,798 and $3,342,791, respectively. This 23% increase in advertising and marketing expenditures is in-line with continued production and implementation of global, co-ordinated marketing campaigns that incorporate athlete sponsorships, industry trade show activation and event attendance and advertising activities undertaken with the support of our distribution partners and designed to market the Company's growing product offering and increase global consumer brand engagement. The Company actively intensified product sponsorships to athletes, media and a wider audience of riders around the world in order to create product awareness and utilize on-hand inventory efficiently.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2023 and 2022 were $596,862 and $689,068, respectively. The 13% decrease in office lease and expenses during the 2023 period is primarily due to a decrease in additional warehousing rented in the United States as the Company continues to improve warehouse operations and optimize stock levels at its Reno, Nevada warehouse.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2023 and 2022 were $2,526,550 and $2,179,996, respectively. This 16% increase in research and development costs during the 2023 period is primarily the result of the employment of specialist product development professionals with strong industry competence and product certification costs incurred as the Company continues to widen and refine its product categories and build a pipeline of cutting-edge products designed to reach a wider rider audience.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the years ended December 31, 2023 and 2022 were ($10,288) and $474,019, respectively. This 102% decrease in bad debt expense is primarily due to a decrease in the provision for doubtful accounts relating to our customers in the United States during the 2023 period, in line with a decrease in domestic accounts receivable balances at December 31, 2023, when compared to December 31, 2022.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2023 and 2022, were $3,438,746 and $3,273,346, respectively. The 5% increase in general and administrative expenses is primarily due to an increase in travel expenditure globally in line with a relaxation of COVID-19 related travel restrictions and an increase in marketing, tradeshow and sales activation travel as the Company continues to build global multi-channel sales and distribution channels.

Depreciation Expense - Depreciation expense for the years ended December 31, 2023 and 2022 was $1,174,664 and $1,098,433, respectively. The 7% increase in depreciation expense is primarily due to the addition of digital and web based enhancements to the Company's online assets in order to drive consumer engagement and selling activities. Additionally, moulds and tooling assets utilized in the production of the Company's expanding product categories were commissioned.

Total Operating Expenses - Total operating expenses increased by $125,287 to $18,481,282 or 1% for the year ended December 31, 2023, when compared to $18,355,995 in the 2022 period. This increase during the 2023 period is primarily due to increased expenditures on advertising and marketing and research and development costs that were partially offset by decreases in salaries and wages, bad debt and commission expenses incurred during the period.

Other Expenses - Other expenses for the years ended December 31, 2023 and 2022 was $39,138 and $13,550, respectively. Although interest received increased during the 2023 period, the increase in other expenses is primarily due to interest paid on short term debt during the 2023 period.

Net Income - The net income after income taxes for the year ended December 31, 2023 was $803,159, a decrease of $9,157,294, when compared to a net income after income taxes of $9,960,453 for the year ended December 31, 2022. This 92% decrease in net income is primarily due to the 38% decrease in revenues discussed above.

Liquidity and Capital Resources

At December 31, 2023, we had cash and cash equivalents of $11.35 million, as compared to cash and cash equivalents of $7.10 million at December 31, 2022. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2023	2022
Net cash provided by operating activities	$6,657,212	$3,086,982
Net cash used in investing activities	$(1,996,252)	$(1,042,442)
Net cash provided by (used in) financing activities	$(1,290)	$288,817
Effect of exchange rate changes on cash and cash equivalents	$(415,195)	$(252,848)
Net increase in cash and cash equivalents	$4,244,475	$2,080,509
Cash and cash equivalents at the beginning of period	$7,102,945	$5,022,436
Cash and cash equivalents at the end of period	$11,347,420	$7,102,945

Cash increased by $4,244,475 or 60%, for the year ended December 31, 2023. The primary sources of cash during 2023 were a net income of $803,159, a decrease in accounts receivable of $5,923,355, a decrease in inventory of $2,291,133 and a decrease in deferred asset of $1,105,885. The primary uses of cash during calendar year 2023 were a decrease in accounts payable and accrued expenses of $809,022, a decrease in income taxes payable of $3,382,700 and capital expenditures amounting to $1,999,500.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the years ended December 30, 2023 and 2022, the Company paid an aggregate of $124,061 and $243,822, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2023 and 2022, the Company paid an aggregate of $31,015 and $60,957, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2023, the monthly fee payable by the Company to Innovation was $44,371, and commencing July 1, 2023, this monthly fee increased to $45,463. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the years ended December 31, 2023, and 2022, the Company recognized an aggregate of $538,001 and $519,468, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 26, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,520,667 in eleven payments of $132,515 at a 9.880% annual interest rate, commencing on November 1, 2023, and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of December 31, 2023, the Company has not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020, and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. As of December 31, 2023, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of December 31, 2023, and 2022, respectively, $101,755 and $192,290 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installments payment will be $1,816. As of December 31, 2023, and 2022, respectively, $41,755 and $58,075 of the Equipment Note was outstanding.

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

Sales totaling $31,671 and $2,509,534 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of December 31, 2023 and 2022, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $6,400 and $105,071 for December 31, 2023 and 2022, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2023 and 2022 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term doubtful accounts at December 31, 2023 was $662,612, and at December 31, 2022 was $743,621. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at December 31, 2023 was $26,929, and at December 31, 2022 was $0.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at December 31, 2023 was $227,528, and at December 31, 2022 was $105,072.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the years ended December 31, 2023 and 2022.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally. A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 70% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

Inflation

Inflationary factors such as increases in the cost of our sales, salaries, wages and overhead costs may adversely affect our operating results. During the year ended December 31, 2023, the Company experienced inflationary cost increases that had an impact on both cost of sales, gross margins, salaries and selling, general and administrative expenses. A prolonged high rate of inflation in the future may have a significant adverse effect on our ability to maintain current levels of gross margin as a percentage of net sales if the selling prices of our products are not increased due to market dynamics. Additionally, prolonged inflationary pressure on salaries, selling, general and administrative expenses may have an impact on Net Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2023 and 2022 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2023, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2023 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2023 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 4, 2024.

Name	Age	Title
Dr. Christopher James Leatt	55	Founder, Chairman and Research & Development Consultant
Sean Macdonald	46	CEO, CFO, President and Director
Jeffrey Joseph Guzy	72	Director

DR. CHRIS LEATT: Dr. Leatt, aged 55, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 46, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 72, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation (OTC.CJAX). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He continues to work with emerging private companies and middle-market public companies. He serves as an independent director and chairman of the audit committee of public companies, Capstone Industries (OTC.CAPC) and Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (NASDAQ.BSFC) a public company.

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

Significant Employees

Name	Age	Position
Erik Olsson	56	International General Manager and Head of International Distribution
Todd Repsher	53	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 56, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 20 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 53, has served as our U.S. General Manager since 2016 and served as our US National Sales Manager since March 2014. Mr. Repsher is an award-winning sales executive with over 20 years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2021	71,730	--	164,666	11,446	--	--	506,796	754,638
	2022	70,179	--	239,432	17,166	--	--	519,468	846,245
	2023	61,743	--	21,105	--	--	--	538,001	620,849
Sean Macdonald, President, CEO, CFO and Director	2021	309,393	150,000	242,206	17,166	--	--	--	718,765
	2022	350,699	140,000	352,156	25,749	--	--	--	868,604
	2023	342,262	62,500	26,968	--	--	--	--	431,730
Todd Repsher U.S. National sales manager	2021	213,600	40,000	82,084	6,602	--	--	1,712	343,998
	2022	230,700	28,500	58,036	9,904	--	--	1,985	329,125
	2023	246,000	10,500	--	--	--	--	1,550	258,050

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

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2014, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R3,849,000 (approximately $226,764) and $101,400 per annum. Mr. Macdonald further received a travel allowance of R114,010 (approximately, $6,717), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Effective January 1, 2024, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to ZAR4,099,185 (approximately $224,222) and $107,991 per annum, subject to guaranteed minimum exchange rate, and to increase his travel allowance to ZAR121,420 (approximately, $6,642). Mr. Macdonald may not sell any stock issued to him by the Company without prior written consent of the Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

We have entered into an employment agreement, effective as of March 3, 2014, with Todd Repsher, our U.S. General Manager, pursuant to which, as amended, we were obligated to pay him a base salary from $246,000 per annum. Effective January 1, 2024, his base salary increased to $254,610 per annum. Mr. Repsher also receives coverage under the Company's employment benefit plans and is subject to customary confidentiality and indemnification requirements. The agreement may be terminated at any time by the Company and upon three months' written notice by Mr. Repsher, however, in advance of any termination based on neglect of duty or breach of the employment agreement, the Company may, in its sole discretion, give Mr. Repsher 15 days' advance notice with an opportunity to cure the deficiency. The agreement is subject to California law and disputes under the agreement are subject to resolution by arbitration.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2023, the monthly fee payable by the Company to Innovation was $44,371, and commencing July 1, 2023, this monthly fee increased to $45,463. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2023, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	12/22/2023	51,000		$9.38	$478,380
Sean Macdonald	12/22/2023	76,000		$9.38	$712,880

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 shall vest on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 shall vest on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2023 for each of our named executive officers.

OPTION AWARDS
Name	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Equity incentive plan awards; number of securities underlying unexercised unearned options	Option exercise price ($)	Option expiration date
Dr. Christopher Leatt	52,000	--	--	$2.60	March 28, 2026
Dr. Christopher Leatt	52,000	--	--	$1.60	August 23, 2027
Dr. Christopher Leatt	52,000	--	--	$2.30	February 24, 2029
Jeffrey Guzy	15,000	--	--	$2.30	February 24, 2029
Todd Repsher	30,000	--	--	$2.30	February 24, 2029

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

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2023.

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 shall vest on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 shall vest on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 1,000 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 22, 2023.

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC). None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2023.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2023.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2023:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	61,743	21,105	-	-	82,848
Jeffrey J. Guzy	24,000	9,380	-	-	33,380
Sean Macdonald	18,000	26,968	-	-	44,968

Narrative to Director Compensation Table

During the 2023 calendar year, we paid Jeff Guzy and Sean Macdonald $2,000 and $1,500 per month, respectively, for their services as directors. Effective January 1, 2024, Jeff Guzy and Sean Macdonald's compensation increased to $2,068 and $1,599 per month, respectively for their services. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company's investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. During the 2023 calendar, we paid Dr. Leatt a base fee of ZAR95,000 as compensation for his services, approved expenses for travel, medical and life insurance benefits and participation in the Company's Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Effective January 1, 2024, Dr. Leatt's base fee increased to ZAR100,225 per month, and remainder of the compensation remained the same. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. This option to purchase 52,000 shares will expire on March 28, 2026. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. This option to purchase 52,000 shares will expire on August 23, 2027. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021. The remaining 15,600 (30%) shares vested February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) vested on December 29, 2022. On December 22, 2021, the Company's Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (5,100 shares) of which vested on December 31, 2021, and the remaining 40% (3,400 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. On December 20, 2022, the Board approved the award of 6,800 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022. On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan.On December 22, 2023, 2,250 Restricted Stock vested, 5,000 shall vest on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020, options to purchase another 20% or 3,000 shares, vested on February 25, 2021 and options to purchase the remaining 30% or 4,500 shares vested February 25, 2022. This option to purchase 15,000 shares will expire on February 24, 2029. On December 21, 2023, the Board approved the award of 1,000 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 22, 2023.

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 shall vest on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 4, 2024, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,011,164	31.57%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	71,717	1.15%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	290,684	4.68%
X	-	All officers and directors as a group (persons named above)		2,373,565	37.17%
-	X			96,000	80.00%
5% Shareholders
X	-	Jean-Pierre De Villiers(7)		388,762	6.25%
-	X			24,000	20.00%

(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 6,215,440 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)	Represents (a) 1,850,157 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 52,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(5)	Represents (a) 56,717 shares of common stock directly held by Mr. Guzy, and (b) a vested option to purchase 15,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(6)	Represents (a) 290,684 shares of common stock directly held by Mr. Macdonald.

(7)	Represents 366,950 shares of common stock directly held by Mr De Villiers and 21,812 shares of common stock held by members of his immediate family.

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

On March 1, 2006, the Company entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. During the years ended December 31, 2023, and 2022, the Company paid an aggregate of $124,061 and $243,822, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $31,015 and $60,957 for the years ended December 31, 2023 and 2022, respectively.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2023, the monthly fee payable by the Company to Innovation was $44,371, and commencing July 1, 2023, this monthly fee increased to $45,463. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. During the years ended December 31, 2023 and 2022, the Company recognized an aggregate of $538,001 and $519,468, respectively, in consulting fees to Innovation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$225,500	$175,000
Audit-Related Fees	24,000	19,820
Tax Fees	17,690	14,600
Other fees	72	50
TOTAL	$267,262	$209,470

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2023.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt

4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5*	Lease Agreement, dated May 24, 2023, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum
10.5	Lease Agreement, dated January 12, 2023, between Leatt Corp. and AJ Brutus Investments cc.
10.6	Lease Agreement, dated May 24, 2022, between Leatt Corp. and FC Rust Theron Incorporated.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.12*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)

14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2023 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 13, 2024

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 13, 2024
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 13, 2024
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 13, 2024
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.yyy

We have served as the Company’s auditor since 2008.

Vienna, Virginia
March 13, 2024

PCAOB: 58

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

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2023 and 2022
ASSETS

	December 31, 2023	December 31, 2022
	Audited	Audited
Current Assets
Cash and cash equivalents	$11,347,420	$7,102,945
Accounts receivable, net	6,970,322	12,839,597
Inventory, net	20,391,873	22,805,462
Payments in advance	664,754	1,047,137
Deferred asset, net	9,601	1,016,815
Income tax refunds receivable	623,081	-
Prepaid expenses and other current assets	2,297,934	2,878,112
Total current assets	42,304,985	47,690,068

Property and equipment, net	4,026,821	3,104,336
Operating lease right-of-use assets, net	845,209	1,092,170
Accounts receivable, net	309,947	-
Deferred tax asset, net	84,200	-

Other Assets
Deposits	36,210	40,796

Total Assets	$47,607,372	$51,927,370

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,202,368	$6,011,390
Notes payable, current	112,858	108,398
Operating lease liabilities, current	299,432	280,743
Deferred compensation, current	-	400,000
Income taxes payable	-	3,382,700
Short term loan, net of finance charges	1,135,761	1,030,196
Total current liabilities	6,750,419	11,213,427

Notes payable, net of current portion	30,652	141,967
Operating lease liabilities, net of current portion	545,777	811,427
Deferred tax liability, net	-	66,200

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 sharesauthorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,215,440 and 5,971,340 shares issued and outstanding	130,553	130,309
Additional paid - in capital	10,745,384	10,645,497
Accumulated other comprehensive loss	(1,398,258)	(1,081,143)
Retained earnings	30,799,845	29,996,686
Total stockholders' equity	40,280,524	39,694,349

Total Liabilities and Stockholders' Equity	$47,607,372	$51,927,370

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	2023	2022
Revenues	$47,241,187	$76,335,539

Cost of Revenues	27,435,115	45,202,712

Gross Profit	19,806,072	31,132,827

Product Royalty Income	93,696	240,044

Operating Expenses
Salaries and wages	5,443,685	6,148,179
Commissions and consulting expenses	434,657	563,689
Professional fees	748,608	586,474
Advertising and marketing	4,127,798	3,342,791
Office lease and expenses	596,862	689,068
Research and development costs	2,526,550	2,179,996
Bad debt expense (recovery)	(10,288)	474,019
General and administrative expenses	3,438,746	3,273,346
Depreciation	1,174,664	1,098,433
Total operating expenses	18,481,282	18,355,995

Income from Operations	1,418,486	13,016,876

Other Expenses
Interest and other expenses, net	(39,138)	(13,550)
Total other expenses	(39,138)	(13,550)

Income Before Income Taxes	1,379,348	13,003,326

Income Taxes	576,189	3,042,873

Net Income Available to Common Shareholders	$803,159	$9,960,453

Net Income per Common Share
Basic	$0.13	$1.71
Diluted	$0.13	$1.62

Weighted Average Number of Common Shares Outstanding
Basic	5,992,072	5,821,119
Diluted	6,287,849	6,136,781

Comprehensive Income
Net Income	$803,159	$9,960,453
Other comprehensive income, net of ($18,000) and ($14,700) deferred income taxes in 2023 and 2022
Foreign currency translation	(317,115)	(301,875)

Total Comprehensive Income	$486,044	$9,658,578

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2022	120,000	$3,000	5,673,683	$130,162	$9,230,847	$(779,268)	$20,036,233	$28,620,974

Compensation cost recognized in connection with stock options	-	-	-	-	82,530	-	-	82,530

Exercise of stock options	-	-	118,000	118	255,682	-	-	255,800

Options exercised on a cashless basis	-	-	150,657	-	-	-	-	-

Restricted stock awards	-	-	29,000	29	1,076,438	-	-	1,076,467

Net income	-	-	-	-	-	-	9,960,453	9,960,453

Foreign currency translation adjustment	-	-	-	-	-	(301,875)	-	(301,875)

Balance, December 31, 2022	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

Restricted stock awards	-	-	244,100	244	99,887	-	-	100,131

Net income	-	-	-	-	-	-	803,159	803,159

Foreign currency translation adjustment	-	-	-	-	-	(317,115)	-	(317,115)

Balance, December 31, 2023	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

	2023	2022
Cash flows from operating activities
Net income	$803,159	$9,960,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,174,664	1,098,433
Deferred income taxes	(150,400)	(162,400)
Stock-based compensation	100,131	1,158,997
Bad debts reserve	(54,080)	452,037
Inventory reserve	122,456	(11,111)
Deferred asset allowance	(98,671)	105,071
Gain on sale of property and equipment	(2,817)	(23,006)
(Increase) decrease in:
Accounts receivable	5,923,355	(630,698)
Deferred asset	1,105,885	(1,121,886)
Inventory	2,291,133	(1,712,870)
Payments in advance	382,383	563,503
Prepaid expenses and other current assets	580,178	1,300,315
Income tax refunds receivable	(623,081)	-
Long-term accounts receivable	(309,947)	-
Deposits	4,586	(7,457)
Increase (decrease) in:
Accounts payable and accrued expenses	(809,022)	(8,606,281)
Income taxes payable	(3,382,700)	643,882
Deferred compensation	(400,000)	80,000
Net cash provided by operating activities	6,657,212	3,086,982

Cash flows from investing activities
Capital expenditures	(1,999,500)	(1,144,173)
Proceeds from sale of property and equipment	3,248	43,469
(Increase) decrease in short-term investments, net	-	58,262
Net cash used in investing activities	(1,996,252)	(1,042,442)

Cash flows from financing activities
Issuance of common stock	-	255,800
Proceeds from note payable	-	58,075
Repayment of notes payable to bank	(106,855)	(80,229)
Proceeds from short-term loan, net	105,565	55,171
Net cash provided by (used in) financing activities	(1,290)	288,817

Effect of exchange rates on cash and cash equivalents	(415,195)	(252,848)

Net increase in cash and cash equivalents	4,244,475	2,080,509

Cash and cash equivalents - beginning of period	7,102,945	5,022,436

Cash and cash equivalents - end of period	$11,347,420	$7,102,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$71,354	$58,825
Cash paid for income taxes	$4,534,605	$2,576,091

Other noncash investing and financing activities
Common stock issued for services	$100,131	$1,158,997

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2023 AND 2022

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

The Company's products are manufactured predominately in China and sold to customers worldwide through a global network of distributors and dealers. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company's acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company's wholly-owned subsidiary, Two Eleven Distribution, LLC ("Two Eleven") a Nevada limited liability company. Research and development efforts, global sales and global operations are managed out of the Company's foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt products in the United States. United States sales and marketing are managed by Two Eleven located in Reno, Nevada. The Company also has a wholly-owned subsidiary, Leatt Prop (Pty) Ltd (Leatt Prop) a South African company, established on June 24, 2022, for the purpose of purchasing immoveable property in South Africa. The Company has not moved forward with its original plan and Leatt Prop remains dormant.

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
DECEMBER 31, 2023 AND 2022

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

Sales totalling $31,671 and $2,509,534 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of December 31, 2023, and December 31, 2022, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $6,400 and $105,071 for December 31, 2023 and December 31, 2022, respectively.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue and Cost Recognition (continued) - In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2023	% of Revenues	2022	% of Revenues
Consumer and athlete direct revenues	$ 3,019,750	7%	$ 2,566,214	4%
Dealer direct revenues	11,909,810	25%	16,201,781	21%
International distributor revenues	32,311,627	68%	57,567,544	75%
	$47,241,187	100%	$76,335,539	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2023 and December 31, 2022 was $0, and $0, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. The Company continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable and Allowance for Doubtful Accounts (continued) - Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term doubtful accounts at December 31, 2023 was $662,612 and at December 31, 2022 was $743,621. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at December 31, 2023 was $26,929 and at December 31, 2022 was $0.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2023 and 2022 was $227,528 and $105,072 respectively.

Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes over the estimated useful lives of the respective assets. The estimated useful lives of assets for financial reporting purposes are as follows: moulds and tools, 2 to 5 years; computer equipment and software, 2 to 5 years; office and other equipment, 3 to 6 years; vehicles, 3 to 5 years; leasehold improvements, 3 to 5 years and building, 40 years.

The cost of improvements that extend the lives of the assets are capitalized. Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2023 and 2022.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $123,537 over ten months including interest at 8.250% and has been paid in full. The current short-term loan is payable in monthly installments of $132,515 over eleven months including interest at 9.880%.

The previous South African short-term loan that was payable in monthly installments of $6,601 over a ten-month period at a flat interest rate of 3.80% was repaid October 2023. The current short-term loan effective January 1, 2024 is payable in monthly installments of $5,652 over a ten-month period at a flat interest rate of 4.25%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

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

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totalled $159,063 and $129,282, respectively for the years ended December 31, 2023 and 2022.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized losses on foreign currency translation adjustments totalled $317,115 and $301,875 during the years ended December 31, 2023 and 2022, respectively.

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
DECEMBER 31, 2023 AND 2022

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2023, and 2022, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the years ended December 31, 2023 and 2022, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were potentially dilutive if exercised.

Comprehensive Income - Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income at December 31, 2023 and 2022, represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income in the consolidated statements of operations and comprehensive income.

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, short-term investments, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2023, and 2022, the Company's uninsured bank balances totaled $10,985,946 and $6,813,511, respectively. The Company has not experienced any significant losses on its cash and cash equivalents. The Company's trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company's end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. The Company maintains allowances for potential credit losses as needed. The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2023 and 2022, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 6% and 9%, respectively, of annual U.S. revenue. As of December 31, 2023, and 2022, $370,027, or 5% and $45,030, or 0.3% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2023 and 2022, the Company's international revenue was concentrated in one customer that accounted for approximately 8% and 12%, respectively, of annual international revenue. As of December 31, 2023, and 2022, $-0-, or 0%, and $1,812,924 or 11% of the Company's accounts receivable, respectively, were due from this international customer. The Company generates revenue both in the United States and internationally. For the years ended December

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk (continued) - 31, 2023 and 2022, annual revenues associated with international customers were $33,271,920 and $59,020,266, or 70% and 77% of total revenue, respectively.

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

Accounting Pronouncements Not Yet Adopted - In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

The Company evaluated all ASU's issued by the FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 -  INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The Company's products are manufactured by third parties predominantly in China and shipped to either a warehouse in Nevada, the corporate offices in South Africa or to distributors throughout South America, Africa, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2023 and 2022 was $227,528 and $105,072, respectively.

During the years ended December 31, 2023 and 2022 the Company wrote off and destroyed $377,403 and $348,376, respectively, of inventory which was deemed to be obsolete.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022
NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2023, and 2022 consisted of the following:

	2023	2022

Land	$403,218	$285,752
Building	270,824	-
Moulds and tools	9,215,686	7,904,381
Computer equipment and software	1,239,354	965,837
Office and other equipment	883,055	828,652
Vehicles	267,841	251,047
Leasehold improvements	120,670	126,975
	$12,400,648	$10,362,644

Accumulated depreciation	(8,373,827)	(7,258,308)
Property and equipment, net	$4,026,821	$3,104,336

NOTE 5 - LEASES

On December 14, 2020, Two Eleven entered into a Lease Agreement to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease was to commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement. The lease commenced on August 2, 2021 and has a period of sixty-six (66) month lease term from such commencement date, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees. The Company recognized an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the lease commencement date. The interest rate for this lease agreement as of August 2, 2021, was 3.75%.

On May 24, 2022, the Company entered into a non-cancellable operating lease for warehousing space in South Africa. The lease commenced on April 1, 2022 and expired in June 2023. The lease required the Company to pay a monthly rent of $851. The Company recognized an operating lease right-of-use asset and operating lease liability of $12,044 and $12,044 as of the lease commencement date. The interest rate for this lease agreement as of April 1, 2022 was 3.75%.

On May 25, 2023, the Company entered into a non-cancellable operating lease for warehousing space in South Africa. The lease commenced on July 1, 2023 and expires in February 2025. The lease agreement requires the Company to pay a monthly rent of $854. The Company recognized an operating lease right-of-use asset and operating lease liability of $15,942 and $15,942 as of the lease commencement date. The interest rate for this lease agreement as of July 1, 2023 was 5.17%.

On February 24, 2022, the Company entered into a non-cancellable operating lease for warehousing space in South Africa. The lease commenced on April 1, 2022 and expired in August 2023. The lease agreement requires the Company to pay monthly rent of $1,628. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,115 and $27,115 as of the lease commencement date. The interest rate for this lease agreement as of April 1, 2022 was 3.75%. The Company signed a renewal of the operating lease on May 23, 2023. The renewed lease commenced on September 1, 2023, and expires in February 2025. The lease agreement required the Company to pay a monthly rent of $1,632 for the first six months, and $ 1,746 for the following twelve months. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,891 and $27,891 as of the lease commencement date. The interest rate for this lease agreement as of September 1, 2023 was 5.41%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 5 - LEASES (Continued)

As of December 31, 2023, the Company has three non-cancellable operating leases, for office and warehousing space, that expire in, February 2025 and January 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2023 and 2022:

	2023	2022
Assets
Operating lease ROU assets	$845,209	$1,092,170

Liabilities
Operating lease liabilities, current	$299,432	$280,743
Operating lease liabilities, net of current portion	545,777	811,427
Total operating lease liabilities	$845,209	$1,092,170

For the years ended December 31, 2023, and December 31, 2022, the Company recognized $301,777 and $337,139, respectively in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2023, and 2022, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2023	December 31, 2022
Weighted average remaining lease term	3.55 years	5 years
Weighted average discount rate	3.77%	3.75%

Maturities of lease liabilities as of December 31, 2023 were as follows:

Year ended December 31,	Amounts under Operating Leases
2024	$313,049
2025	295,436
2026	298,791
2027	25,455
Total minimum lease payments	$932,731
Less: amount representing interest	$(87,522)
Total operating lease liabilities	$845,209

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 5 - LEASES (Continued)

Supplemental cash flow information for the years ended December 31, 2023, and 2022 are as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities	$301,777	$337,139
Right-of-use assets obtained in exchange for lease obligations	$43,833	$41,163

NOTE 6 -  PAYMENTS IN ADVANCE

Payments in advance consists of upfront deposit payments made to suppliers for the purchase of assets including moulds, tooling and raw materials to be capitalized and used in the production of income in the future. Payments in advance of $664,754 and $1,047,137 as of December 31, 2023 and 2022 are recorded in current assets on the consolidated balance sheets.

NOTE 7 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $2,297,934 and $2,878,112 as of December 31, 2023 and 2022 are recorded in current assets on the consolidated balance sheets.

NOTE 8 -  REVOLVING LINE OF CREDIT FACILITY

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank has extended the line of credit until March 1, 2025. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of December 31, 2023, and 2022, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

NOTE 9 -  NOTES PAYABLE

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of December 31, 2023, and 2022 $101,755 and $192,290 was outstanding.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 9 -  NOTES PAYABLE (continued)

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of December 31, 2023, and 2022 $41,755 and $58,075 was outstanding.

	2023	2022
Liabilities
Notes payable, current	$112,858	$108,398
Notes payable, net of current portion	30,652	141,967
	$143,510	$250,365

Principal Maturities of notes payable as of December 31, 2023 are as follows:

Year ended December 31,	Amounts under Notes Payable
2024	$112,858
2025	28,588
2026	2,064
$143,510

NOTE 10 -  DEFERRED COMPENSATION

Effective January 1, 2018, the Company entered into a Long Service Bonus Agreement with a key employee. Should the employee remain employed pursuant to his performance requirements in his contract for five years, he shall be entitled to a onetime gross bonus payment. For the duration of this Agreement, the Company shall make a provision of $80,000 per year for the five years as deferred compensation expense. As of December 31, 2023, and 2022, the Company has recorded $0 and $400,000, respectively as a liability for deferred compensation with respect to this Agreement. The $400,000 was paid in full on January 20, 2023.

NOTE 11 -  STOCKHOLDERS' EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum number of shares from 460,000 to 920,000. In December 2018, the shareholders approved an increase in the maximum shares from 920,000 to 1,120,000. In December 2020, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,120,000 to 1,320,000. In May 2023, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,320,000 to 1,520,000. The maximum number of shares of common stock which may be issued under the Plan is 1,520,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a ten-year period. Shares are generally issued at the fair market value on the date of issuance.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 11 -  STOCKHOLDERS' EQUITY (continued)

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

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2023 and 2022 was $0 and $82,530. As of December 31, 2023, there was $0 of unrecognized compensation costs related to unvested stock options.

A summary of information related to stock option activity during the years ended December 31, 2023 and 2022 is as follows:

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 11 -  STOCKHOLDERS' EQUITY (continued)

	Outstanding	Weighted -	Aggregate
	Stock	Average Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2022	508,000	$1.00 to $2.60	$3,733,600
Stock options exercised	(287,000)
Options outstanding at December 31, 2022	221,000	$1.00 to $2.60	$15,377,200
Stock options exercised	-
Options outstanding at December 31, 2023	221,000	$1.00 to $2.60	$3,711,500

Options vested and exercisable at December 31, 2023	221,000	$1.60 to $2.60	$1,623,050

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2023 is one to ten years.

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

On December 21, 2023, the Company's Board approved the award of 244,100 restricted shares of the Company's common stock to key employees, contractors and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On December, 22, 2023, 10,675 shares vested with a total compensation expense of $100,132. The remainder of the 233,425 shares will vest annually in tranches until final vesting date of December 22, 2028. The fair value of the stock granted, calculated in accordance with the plan, was $9.38 per share.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 11 -  STOCKHOLDERS' EQUITY (continued)

Stock-based compensation expense related to vested restricted stock awards during the years ended, December 31, 2023 and 2022 was $100,131 and $1,076,467, respectively. As of December 31, 2023 and 2022, there was $2,189,527 and $0, respectively of unrecognized compensation cost related to unvested restricted stock.

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

NOTE 12 -  INCOME TAXES

The Company's income tax expense (benefit) for the years ended December 31, 2023 and 2022 consists of the following components:

	2023	2022
Current
Federal	$678,000	$3,037,973
State	66,889	182,000
Deferred	744,889	3,219,973

Federal	(168,700)	(177,100)

Income tax expense	$576,189	$3,042,873

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2023	2022
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	2.25%	1.20%
Effect of prior year (over) under provision	8.00%	-1.20%
Timing and permanent differences	10.00%	2.40%
Valuation Allowance	0.00%	0.00%
	41.25%	23.40%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 12 -  INCOME TAXES (continued)

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2023 and 2022 consist of the following:

	2023	2022
Deferred tax assets:
Accounts receivable	$172,400	$185,900
Inventory	58,500	52,600
Payroll differences	25,700	(31,900)
Net operating loss carryforwards	819,000	1,023,000
Less valuation allowance	(819,000)	(1,023,000)
Deferred tax assets, net	$256,600	$206,600

Deferred tax liabilities:
Depreciation	(172,400)	(272,800)
Deferred tax assets (liabilities), net	$84,200	$(66,200)

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carry forwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred.

Changes in the tax system by certain states has prevented the Company from utilizing any portion of its state tax net operating loss carry forwards in 2023, and for tax years 2024 and 2025. While the future level of profitability is uncertain, due in part to the uncertain economic climate and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2022 will impact the utilization of the state tax net operating loss carry forwards. As of both December 31, 2023, and 2022, the Company has approximately $11,700,000 of net operating loss carry forwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2023, the tax years that remain subject to examination are 2020 to 2023 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2023 or 2022. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 13 -  RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $155,076 and $304,787 for the years ended December 31, 2023 and 2022. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2023, and 2022, accrued royalties totalled $12,153 and $18,661.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $ 44,371 were payable effective January 1, 2023 until June 30, 2023, and increased to $45,463 effective July 1, 2023. During the years ended December 31, 2023 and 2022, the Company recognized and aggregate of $538,001 and $519,468, respectively in consulting fees to Innovation.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023 AND 2022

NOTE 14 -  RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees. Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees.

The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral. For the years ending December 31, 2023, and 2022, the Company contributed $31,046 and $28,224 on behalf of the Company's U.S. based employees to the retirement plan.

The Company contributes a minimum of 5.5% on behalf of the Company's S.A. based employees to the provident fund on a salary sacrifice basis. For the years ending December 31, 2023 and 2022, the Company contributed $65,182 and $63,478 on behalf of the Company's South African based employees.

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

NOTE 16 -  RISKS AND UNCERTAINTIES

The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers' ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. Elevated industry wide inventory levels and adverse economic conditions compounded by resultant foreign exchange rate volatility may continue to impact levels of dealer and distributor ordering and ultimately consumer spending in the foreseeable future, which may affect the Company's profitability, and could have a negative impact on the Company's results of operations for the coming periods and beyond.

NOTE 17 -  SUBSEQUENT EVENTS

On the January 25, 2023, the Bank confirmed in writing that effective the February 29, 2024, the line of credit would be extended through March 1, 2025.

The Company has evaluated all subsequent events through March 13,2024,  the date the financial statements were released.

xEXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3	2022-23 Leatt Corporation General Business Terms and Conditions, effective November 1, 2021
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd
10.5*	Lease Agreement, dated May 24, 2023, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum
10.5	Lease Agreement, dated January 12, 2023, between Leatt Corp. and AJ Brutus Investments cc.
10.6	Lease Agreement, dated May 24, 2022, between Leatt Corp. and FC Rust Theron Incorporated.
10.7	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.8*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.12*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.13*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.14*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)

14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2023 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2023 and 2022; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2023 and 2022; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2023 and 2022; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.