Form 10-Q
period 2024-03-31
Leatt Corp
filed 2024-05-13
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2024, is as follows:

Class of Securities	Shares Outstanding

Common Stock, $0.001 par value	6,215,440

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2024

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2024	December 31, 2023
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$13,531,642	$11,347,420
Accounts receivable, net	4,768,328	6,970,322
Inventory, net	17,069,387	20,391,873
Payments in advance	1,000,512	664,754
Deferred asset, net	9,601	9,601
Income tax refunds receivable	526,441	623,081
Prepaid expenses and other current assets	2,236,990	2,297,934
Total current assets	39,142,901	42,304,985

Property and equipment, net	3,743,534	4,026,821
Operating lease right-of-use assets, net	771,387	845,209
Accounts receivable, net	229,474	309,947
Deferred tax asset, net	84,200	84,200

Other Assets
Deposits	37,284	36,210

Total Assets	$44,008,780	$47,607,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,123,838	$5,202,368
Notes payable, current	98,190	112,858
Operating lease liabilities, current	288,917	299,432
Short term loan, net of finance charges	667,797	1,135,761
Total current liabilities	4,178,742	6,750,419

Notes payable, net of current portion	17,523	30,652
Operating lease liabilities, net of current portion	482,470	545,777

Commitments and contingencies

Stockholders' Equity
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,215,440 and 6,215,440 shares issued and outstanding	130,553	130,553
Additional paid - in capital	10,749,136	10,745,384
Accumulated other comprehensive loss	(1,535,810)	(1,398,258)
Retained earnings	29,983,166	30,799,845
Total stockholders' equity	39,330,045	40,280,524

Total Liabilities and Stockholders' Equity	$44,008,780	$47,607,372

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31
	2024	2023
	Unaudited	Unaudited

Revenues	$10,614,470	$13,079,343

Cost of Revenues	6,606,137	7,306,573

Gross Profit	4,008,333	5,772,770

Product Royalty Income	39,303	13,136

Operating Expenses
Salaries and wages	1,568,271	1,241,436
Commissions and consulting expenses	124,216	96,324
Professional fees	298,971	337,243
Advertising and marketing	892,417	841,094
Office lease and expenses	151,554	150,240
Research and development costs	555,778	584,991
Bad debt expense	9,964	49,395
General and administrative expenses	942,888	818,179
Depreciation	294,134	279,810
Total operating expenses	4,838,193	4,398,712

Income (Loss) from Operations	(790,557)	1,387,194

Other Expenses
Interest and other expenses, net	(24,483)	(20,924)
Total other expenses	(24,483)	(20,924)

Income (Loss) Before Income Taxes	(815,040)	1,366,270

Income Taxes	1,639	343,049

Net Income (Loss) Available to Common Shareholders	$(816,679)	$1,023,221

Net Income (Loss) per Common Share
Basic	$(0.13)	$0.17
Diluted	$(0.13)	$0.16

Weighted Average Number of Common Shares Outstanding
Basic	6,215,440	5,971,340
Diluted	6,504,189	6,279,677

Comprehensive Income (Loss)
Net Income (Loss)	$(816,679)	$1,023,221
Other comprehensive income (loss), net of $0 and $0 deferred income taxes in 2024 and 2023
Foreign currency translation	(137,552)	(273,749)

Total Comprehensive Income (Loss)	$(954,231)	$749,472

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2024

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Net loss	-	-	-	-	-	-	(816,679)	(816,679)

Restricted stock awards	-	-	-	-	3,752	-	-	3,752

Foreign currency translation adjustment	-	-	-	-	-	(137,552)	-	(137,552)

Balance, March 31, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,535,810)	$29,983,166	$39,330,045

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	2024	2023

Cash flows from operating activities
Net income (loss)	$(816,679)	$1,023,221
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	294,134	279,810
Stock-based compensation	3,752	-
Bad debts reserve	10,032	41,284
Inventory reserve	(34,730)	182,529
Deferred asset allowance	-	(26,827)
(Gain) loss on sale of property and equipment	-	13
(Increase) decrease in:
Accounts receivable	2,191,962	3,269,306
Deferred asset	-	802,763
Inventory	3,357,216	2,796,271
Payments in advance	(335,758)	32,012
Prepaid expenses and other current assets	60,944	(416,386)
Income tax refunds receivable	96,640	-
Long-term accounts receivable	80,473	-
Deposits	(1,074)	492
Increase (decrease) in:
Accounts payable and accrued expenses	(2,078,530)	(2,409,602)
Income taxes payable	-	104,867
Deferred compensation	-	(400,000)
Net cash provided by operating activities	2,828,382	5,279,753

Cash flows from investing activities
Capital expenditures	(49,216)	(368,497)
Net cash used in investing activities	(49,216)	(368,497)

Cash flows from financing activities
Repayment of notes payable to bank	(27,797)	(25,216)
Repayment of short-term loan, net	(467,964)	(384,438)
Net cash used in financing activities	(495,761)	(409,654)

Effect of exchange rates on cash and cash equivalents	(99,183)	(231,772)

Net increase in cash and cash equivalents	2,184,222	4,269,830

Cash and cash equivalents - beginning of period	11,347,420	7,102,945

Cash and cash equivalents - end of period	$13,531,642	$11,372,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$27,573	$21,135
Cash paid for income taxes	$3,349	$237,086

Other noncash investing and financing activities
Common stock issued for services	$3,752	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2023 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 13, 2024. The consolidated balance sheet as of March 31, 2024 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2024 and 2023, changes in stockholders' equity for the three months ended March 31, 2024, cash flows for the three months ended March 31, 2024 and 2023, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2024 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $192,798 at March 31, 2024 and $227,528 at December 31, 2023.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in February 2025, February 2025 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2024 and December 31, 2023:

	2024	2023
Assets
Operating lease ROU assets	$771,387	$845,209

Liabilities
Operating lease liabilities, current	$288,917	$299,432
Operating lease liabilities, net of current portion	482,470	545,777
Total operating lease liabilities	$771,387	$845,209

During the three months ended March 31, 2024 and 2023 the Company recognized $72,851 and $72,736, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of March 31, 2023, and December 31, 2023 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2024	December 31, 2023
Weighted average remaining lease term	3.55 years	3.55 years
Weighted average discount rate	3.77%	3.77%

Maturities of lease liabilities as of March 31, 2024 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2024	$234,873
2025	295,276
2026	298,791
2027	25,455
Total minimum lease payments	$854,395
Less: amount representing interest	$(83,008)
Total operating lease liabilities	$771,387

Supplemental cash flow information for the three months ended March 31, 2024 and 2023 are as follows:

	Three months ended	Three months ended
	March 31, 2024	March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$77,282	$75,033

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of March 31, 2024, and December 31, 2023, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loan

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The short-term loan is payable in monthly installments of $132,515 over eleven months including interest at 9.880%. The South African short-term loan is payable in monthly installments of $5,483 over a ten-month period at a flat interest rate of 4.25%.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of March 31, 2024 and December 31, 2023, $78,617 and $101,755, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of March 31, 2024 and December 31, 2023, $37,096 and $41,755, was outstanding, respectively.

	March 31, 2024	December 31, 2023
Liabilities
Note payable, current	$98,190	$112,858
Note payable, net of current portion	17,523	30,652
	$115,713	$143,510

Principal maturities of notes payable as of March 31, 2024 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2024	$85,061
2025	28,588
2026	2,064
$115,713

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

As of March 31, 2024 and December 31, 2023 sales totaling $31,671 and $31,671 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $6,400 and $6,400 as of March 31, 2024 and December 31, 2023 respectively.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company’s consolidation warehouse or the third-party manufacturer to the international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2024	% of Revenues	2023	% of Revenues

Consumer and athlete direct revenues	$755,966	7%	$655,835	5%
Dealer direct revenues	3,540,513	33%	3,252,319	25%
International distributor revenues	6,317,991	60%	9,171,189	70%
	$10,614,470	100%	$13,079,343	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2024 and December 31, 2023 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for short-term doubtful accounts at March 31, 2024 was $681,930 and at December 31, 2023 was $662,612. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at March 31, 2024 was $17,643 and at December 31, 2023 was $26,929.

Sales commissions are expensed when incurred, which is generally at the time of sale, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2024, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2024, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the three months ended March 31, 2024 was $3,752. As of March 31, 2024, there was $2,185,775 of unrecognized compensation cost related to unvested restricted stock.

Note 11 - Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted - In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.8443 for its March 31, 2024 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 2024, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 64% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

• Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of COVID-19 or the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming period and beyond.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2024 and 2023 included herein.

Comparison of Three Months Ended March 31, 2024 and Three Months Ended March 31, 2023

The following table summarizes the results of our operations during the three-month periods ended March 31, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2024	2023	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$10,614,470	$13,079,343	$(2,464,873)	-19%
COST OF REVENUES	6,606,137	7,306,573	$(700,436)	-10%
GROSS PROFIT	4,008,333	5,772,770	$(1,764,437)	-31%
PRODUCT ROYALTY INCOME	39,303	13,136	$26,167	199%
OPERATING EXPENSES
Salaries and Wages	1,568,271	1,241,436	$326,835	26%
Commissions and Consulting	124,216	96,324	$27,892	29%
Professional Fees	298,971	337,243	$(38,272)	-11%
Advertising and Marketing	892,417	841,094	$51,323	6%
Office Lease and Expenses	151,554	150,240	$1,314	1%
Research and Development Costs	555,778	584,991	$(29,213)	-5%
Bad Debt Expense	9,964	49,395	$(39,431)	-80%
General and Administrative	942,888	818,179	$124,709	15%
Depreciation	294,134	279,810	$14,324	5%
Total Operating Expenses	4,838,193	4,398,712	$439,481	10%
INCOME (LOSS) FROM OPERATIONS	(790,557)	1,387,194	$(2,177,751)	-157%
Other Expenses	(24,483)	(20,924)	$(3,559)	-17%
INCOME (LOSS) BEOFRE INCOME TAXES	(815,040)	1,366,270	$(2,181,310)	-160%
Income Taxes	1,639	343,049	$(341,410)	-100%
NET INCOME (LOSS)	$(816,679)	$1,023,221	$(1,839,900)	-180%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2024 were $10.61 million, a 19% decrease, compared to revenues of $13.08 million for the quarter ended March 31, 2023. This decrease in worldwide revenues is primarily attributable to a $1.34 million decrease in body armor sales, a $1.43 million decrease in helmet sales, a $0.22 million decrease in neck brace sales that were partially offset by a $0.53 million increase in sales of other products, parts and accessories, Revenues generated from sales to our customers in the United States were $3.87 million and $3.89 million, for the three months ended March 31, 2024 and 2023, respectively. Revenues associated with international customers were $6.74 million and $9.19 million, or 64% and 70% of revenues, for the three months ended March 31, 2024 and 2023, respectively. Although, consumer direct sales increased by 15% and dealer direct sales increased by 9% for the first quarter of 2024, sales to our global distributors decreased by 31%, when compared to the first quarter of 2023 as our distributors continue to manage industry wide stocking dynamics.

The following table sets forth our revenues by product line for the three months ended March 31, 2024 and 2023:

		Three months ended March 31,
	2024	% of Revenues	2023	% of Revenues

Neck braces	$561,182	5%	$780,315	6%
Body armor	5,027,926	47%	6,366,181	49%
Helmets	1,694,815	16%	3,128,754	24%
Other products, parts and accessories	3,330,547	32%	2,804,093	21%
	$10,614,470	100%	$13,079,343	100%

Sales of our flagship neck brace accounted for $0.56 million and $0.78 million, or 5% and 6% of our revenues for the quarters ended March 31, 2024 and 2023, respectively. The 28% decrease in neck brace revenues is primarily attributable to a 13% decrease in the volume of neck braces sold when compared to the first quarter of 2023.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.03 million and $6.37 million, or 47% and 49% of our revenues for the quarters ended March 31, 2024 and 2023, respectively. The 21% decrease in body armor revenues was primarily the result of a 21% decrease in upper body armor revenues and a 48% decrease in the volume of mountain biking shoes sold, when compared to the 2023 period. Additionally, although the volume of motorcycle boots sold during the first quarter of 2024 increased by 4%, revenue generated from the sale of motorcycle boots decreased by 29% as a result of short term dealer direct sales promotions as the Company continues to manage inventory levels and margins as efficiently as possible in the context of industry wide stocking dynamics.

Our helmets accounted for $1.69 million or 16% of our revenues for the three months ended March 31, 2024, as compared to $3.13 million or 24% of our revenues for the same 2023 period. The 46% decrease in helmet sales is primarily attributable to a 46% decrease in the volume of MTB helmets sold when compared to the first quarter of 2023.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $3.33 million and $2.80 million, or 32% and 21% of our revenues for the quarters ended March 31, 2024 and 2023, respectively. Although sales of our MTB and MOTO apparel lines decreased during the first quarter, the 19% increase in revenues from the sale of other products, parts and accessories is primarily due to continued strong initial shipments of our ADV apparel line, designed for Adventure motorcycle riding during the first quarter of 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2024 and 2023 were $6.61 million and $7.31 million, respectively. Gross Profit for the quarters ended March 31, 2024 and 2023 were $4.01 million and $5.77 million, respectively, or 38% and 44% of revenues, respectively. The 6% decrease in gross profit as a percentage of revenues for the three months ended March 31, 2024, was primarily due to short term dealer direct sales promotions implemented on specific affected categories and designed to optimize inventory levels as the Company continues to manage industry wide stocking dynamics at the dealer and distributor level. Inventory levels are reaching more sustainable levels, as the Company continues to seek opportunities to turn over slower moving inventory categories that have been exceptionally affected by current stocking dynamics over the last 6 months particularly on dealer direct sales.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2024 and 2023 were $39,303 and $13,136, respectively. The 199% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2024 and 2023 were $1,568,271 and $1,241,436 respectively. The 26% increase in salaries and wages during the 2024 period was primarily due to the employment of additional sales professionals and marketing staff in the United States as we continue to build a multi-channel, multi discipline selling organization and expedite the expansion of our selling activities domestically in order to facilitate growth.

Commissions and Consulting Expense - During the quarters ended March 31, 2024 and 2023, commissions and consulting expenses were $124,216 and $96,324, respectively. The 29% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to employee sales professionals in the United States in line with the increase in domestic MOTO and MTB dealer direct revenues during the 2024 period. Additionally, consulting fees increased as the Company continued to streamline its domestic sales taxation operations.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2024 and 2023 were $298,971 and $337,243, respectively. The 11% decrease in professional fees is primarily due to a decrease in patent initiation and maintenance costs incurred during the 2024 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2024 and 2023 were $892,417 and $841,094, respectively. The 6% increase in advertising and marketing expenditure is primarily due to an increase in expenditure on the production and implementation of coordinated global marketing campaigns that include e-commerce partner marketing incentives and are designed to increase consumer demand for the Companies growing product categories.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2024 and 2023 were $151,554 and $150,240, respectively. The 1% increase in office lease and expenses during the 2024 period is primarily due to annual rental escalations that were partially offset by a decrease in additional warehouse storage rented in the United States as the Company continues to streamline its inventory levels.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2024, decreased to $555,778, from $584,991 during the same 2023 quarter. The 5% decrease in research and development costs is primarily due to a decrease in expenditure on product certification and homologation activities that were partially offset by an increase in staff costs relating to the employment of design and engineering staff during the 2024 period as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Expense - Bad debt expense for the quarters ended March 31, 2024 and 2023 were $9,964 and $49,395, respectively. The 80% decrease in bad debt expense is the result of a decrease in provisions made for unrecoverable debts relating to the Company's international customers during the 2024 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2024 and 2023 were $942,888 and $818,179, respectively. The 15% increase in general and administrative expenses is primarily due to an increase in domestic property insurance and travel costs incurred as the Company continues to intensify sales outreach and activation activities.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2024 and 2023 were $294,134 and $279,810, respectively. The 5% increase in depreciation is primarily due to online software enhancements utilized to improve consumer and customer engagement and ultimately buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $439,481, to $4.84 million in the three months ended March 31, 2024, or 10%, compared to $4.40 million in the 2023 period. This increase is primarily due to the increase in salaries, wages and general and administrative costs discussed above.

Net Income (Loss) - The net loss after income taxes for the quarter ended March 31, 2024 was $0.82 million, as opposed to a net income of $1.02 million for the quarter ended March 31, 2023. This 180% decrease in net income is primarily due to the decrease in revenues and gross profit and the increase in total operating expenditures discussed above.

Liquidity and Capital Resources

At March 31, 2024, we had cash and cash equivalents of $13.53 million. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2024	2023
Net cash provided by operating activities	$2,828,382	$5,279,753
Net cash used in investing activities	$(49,216)	$(368,497)
Net cash used in financing activities	$(495,761)	$(409,654)
Effect of exchange rate changes on cash and cash equivalents	$(99,183)	$(231,772)
Net increase in cash and cash equivalents	$2,184,222	$4,269,830
Cash and cash equivalents at the beginning of period	$11,347,420	$7,102,945
Cash and cash equivalents at the end of period	$13,531,642	$11,372,775

Cash increased by $2.18 million, or 19%, for the three months ended March 31, 2024, when compared to December 31, 2023. The primary sources of cash for the three months ended March 31, 2024 were a decrease in inventory of $3,357,216 and a decrease in accounts receivable of $2,272,435. The primary uses of cash for the three months ended March 31, 2024 were a decrease in accounts payable and accrued expenses of $2,078,530 and a net loss of $816,679.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the three months ended March 31, 2024 and 2023, the Company paid an aggregate of $32,260 and $39,651, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended March 31, 2024 and 2023, the Company paid an aggregate of $8,065 and $9,913, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2023, the monthly fee payable by the Company to Innovation was $44,371, and commencing July 1, 2023, this monthly fee increased to $45,463. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Form 10-K for the year ended December 31, 2023, and are incorporated by reference in this report. During the quarters ended March 31, 2024 and 2023, the Company recognized an aggregate of $136,442 and $133,114, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 26, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,520,667 in eleven payments of $132,515 at a 9.880% annual interest rate, commencing on November 1, 2023, and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of March 31, 2024, the Company as not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Payments for the advances under the line bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement are due and payable. On November 5, 2020, the Company executed an amendment to the line of credit to extend the line of credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020, and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. As of March 31, 2024, there were no advances of the line of credit leaving $1,500,0000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of March 31, 2024, and December 31, 2023, respectively, $78,617 and $101,755 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installments payment will be $1,816. As of March 31, 2024 and December 31, 2023, respectively, $37,096 and $41,755 of the Equipment Note was outstanding.

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

Sales totaling $31,671 and $31,671 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of March 31, 2024 and December 31, 2023, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $6,400 and $6,400 for March 31, 2024 and December 31, 2023, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2024 and 2023 were $0 and $0, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, because the amortization period would have been one year or less. These costs are recorded in commissions and consulting expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term doubtful accounts at March 31, 2024 and December 31, 2023, was $681,930 and $662,612, respectively. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at March 31, 2024 and December 31, 2023 was $17,643 and $26,929, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at March 31, 2024 and December 31, 2023 was $192,798 and $287,601, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the quarters ending March 31, 2024 and 2023.

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

Recent Accounting Pronouncements

See Note 2. "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2024, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2023.

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

Date: May 13, 2024	LEATT CORPORATION

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