Form 10-Q
period 2024-06-30
Leatt Corp
filed 2024-08-09
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2024

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
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,215,440

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2024

- i -

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2024	December 31, 2023
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$13,329,948	$11,347,420
Accounts receivable, net	5,733,601	6,970,322
Inventory, net	14,738,542	20,391,873
Payments in advance	1,168,433	664,754
Deferred asset, net	9,601	9,601
Income tax refunds receivable	521,088	623,081
Prepaid expenses and other current assets	2,592,893	2,297,934
Total current assets	38,094,106	42,304,985

Property and equipment, net	3,678,621	4,026,821
Operating lease right-of-use assets, net	699,260	845,209
Accounts receivable, net	244,383	309,947
Deferred tax asset, net	84,200	84,200

Other Assets
Deposits	37,527	36,210

Total Assets	$42,838,097	$47,607,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$3,217,573	$5,202,368
Notes payable, current	72,025	112,858
Operating lease liabilities, current	282,581	299,432
Short term loans, net of finance charges	400,398	1,135,761
Total current liabilities	3,972,577	6,750,419

Notes payable, net of current portion	15,595	30,652
Operating lease liabilities, net of current portion	416,679	545,777

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,215,440 and 6,215,440 shares issued and outstanding	130,553	130,553
Additional paid - in capital	10,749,136	10,745,384
Accumulated other comprehensive loss	(1,375,246)	(1,398,258)
Retained earnings	28,925,803	30,799,845
Total stockholders' equity	38,433,246	40,280,524

Total Liabilities and Stockholders' Equity	$42,838,097	$47,607,372

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2024	2023	2024	2023
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$10,078,695	$12,350,224	$20,693,165	$25,429,567

Cost of Revenues	6,157,282	7,007,442	12,763,419	14,314,015

Gross Profit	3,921,413	5,342,782	7,929,746	11,115,552

Product Royalty Income	92,780	10,248	132,083	23,384

Operating Expenses
Salaries and wages	1,608,372	1,228,491	3,176,643	2,469,927
Commissions and consulting expenses	165,601	110,925	289,817	207,249
Professional fees	120,617	111,785	419,588	449,028
Advertising and marketing	1,183,282	863,378	2,075,699	1,704,472
Office lease and expenses	163,190	161,572	314,744	311,812
Research and development costs	628,793	632,968	1,184,571	1,217,959
Bad debt expense (recovery)	314	(230,616)	10,278	(181,221)
General and administrative expenses	977,160	868,595	1,920,048	1,686,774
Depreciation	297,250	292,374	591,384	572,184
Total operating expenses	5,144,579	4,039,472	9,982,772	8,438,184

Income (Loss) from Operations	(1,130,386)	1,313,558	(1,920,943)	2,700,752

Other Income (Expenses)
Interest and other expenses, net	98,016	(16,874)	73,533	(37,798)
Total other Income (expenses)	98,016	(16,874)	73,533	(37,798)

Income (Loss) Before Income Taxes	(1,032,370)	1,296,684	(1,847,410)	2,662,954

Income Taxes	24,993	520,545	26,632	863,594

Net Income (Loss) Available to Common Shareholders	$(1,057,363)	$776,139	$(1,874,042)	$1,799,360

Net Income (Loss) per Common Share
Basic	$(0.17)	$0.13	$(0.30)	$0.30
Diluted	$(0.16)	$0.12	$(0.29)	$0.29

Weighted Average Number of Common Shares Outstanding
Basic	6,215,440	5,971,340	6,215,440	5,971,340
Diluted	6,490,828	6,268,520	6,490,828	6,268,520

Comprehensive Income (Loss)
Net Income (Loss)	$(1,057,363)	$776,139	$(1,874,042)	$1,799,360
Other comprehensive income (loss) , net of $0 deferred income taxes in 2024 and 2023
Foreign currency translation	160,564	(163,320)	23,012	(437,069)

Total Comprehensive Income (Loss)	$(896,799)	$612,819	$(1,851,030)	$1,362,291

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2024

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Net loss	-	-	-	-	-	-	(1,874,042)	(1,874,042)

Restricted stock awards	-	-	-	-	3,752	-	-	3,752

Foreign currency translation adjustment	-	-	-	-	-	23,012	-	23,012

Balance, June 30, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,375,246)	$28,925,803	$38,433,246

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	2024	2023

Cash flows from operating activities
Net income (loss)	$(1,874,042)	$1,799,360
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	591,384	572,184
Stock-based compensation	3,752	-
Bad debts reserve	1,559	(202,905)
Inventory reserve	(28,390)	180,164
Deferred asset allowance	-	(37,518)
Loss on sale of property and equipment	-	12
(Increase) decrease in:
Accounts receivable	1,235,162	2,692,726
Deferred asset	-	762,012
Inventory	5,681,721	3,466,369
Payments in advance	(503,679)	5,079
Prepaid expenses and other current assets	(294,959)	865,006
Income tax refunds receivable	101,993	-
Long-term accounts receivable	65,564	-
Deposits	(1,317)	924
Increase (decrease) in:
Accounts payable and accrued expenses	(1,984,795)	(858,760)
Income taxes payable	-	(2,026,505)
Deferred compensation	-	(400,000)
Net cash provided by operating activities	2,993,953	6,818,148

Cash flows from investing activities
Capital expenditures	(239,094)	(265,819)
Net cash used in investing activities	(239,094)	(265,819)

Cash flows from financing activities
Repayment of notes payable to bank	(55,890)	(52,141)
Repayment of short-term loans, net	(735,363)	(738,228)
Net cash used in financing activities	(791,253)	(790,369)

Effect of exchange rates on cash and cash equivalents	18,922	(867,308)

Net increase in cash and cash equivalents	1,982,528	4,894,652

Cash and cash equivalents - beginning of period	11,347,420	7,102,945

Cash and cash equivalents - end of period	$13,329,948	$11,997,597

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$42,210	$42,127
Cash paid for income taxes	$26,633	$2,846,403

Other noncash investing and financing activities
Common stock issued for services	$3,752	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2023 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 13, 2024. The consolidated balance sheet as of June 30, 2024 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023, changes in stockholders' equity for the six months ended June 30, 2024, cash flows for the six months ended June 30, 2024 and 2023, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2024 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $199,138 at June 30, 2024 and $227,528 at December 31, 2023.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in February 2025, February 2025 and January 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of June 30, 2024 and December 31, 2023:

	2024	2023
Assets
Operating lease ROU assets	$699,260	$845,209

Liabilities
Operating lease liabilities, current	$282,581	$299,432
Operating lease liabilities, net of current portion	416,679	545,777
Total operating lease liabilities	$699,260	$845,209

During the six months ended June 30, 2024 and 2023 the Company recognized $145,689 and $145,194, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of June 30, 2024, and December 31, 2023 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2024	December 31, 2023
Weighted average remaining lease term	2.56 years	3.55 years
Weighted average discount rate	3.77%	3.77%

Maturities of lease liabilities as of June 30, 2024 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2024	$157,982
2025	295,466
2026	298,791
2027	25,455
Total minimum lease payments	$777,694
Less: amount representing interest	$(78,434)
Total operating lease liabilities	$699,260

Supplemental cash flow information for the six months ended June 30, 2024 and 2023 are as follows:

	Six months ended	Six months ended
	June 30, 2024	June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$154,768	$150,041

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. As of June 30, 2024, and December 31, 2023, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $132,515 over eleven months including interest at 9.880%. The South African short-term loan is payable in monthly installments of $5,684 over a ten-month period at a flat interest rate of 4.25%.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of June 30, 2024 and December 31, 2023, $55,274 and $101,755, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of June 30, 2024 and December 31, 2023, $32,346 and $41,755, was outstanding, respectively.

	June 30, 2024	December 31, 2023
Liabilities
Notes payable, current	$72,025	$112,858
Notes payable, net of current portion	15,595	30,652
	$87,620	$143,510

Principal maturities of notes payable as of June 30, 2024 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2024	$57,093
2025	28,723
2026	1,804
$87,620

Note 7 - Revenue and Cost Recognition

The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers when there are no dealers or distributors in their geographic area or where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to the Company's customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

As of June 30, 2024 and December 31, 2023 sales totalling $31,671 and $31,671 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $6,400 and $6,400 as of June 30, 2024 and December 31, 2023 respectively.

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2024	% of Revenues	2023	% of Revenues
Consumer and athlete direct revenues	$1,797,123	9%	$1,532,837	6%
Dealer direct revenues	6,740,842	32%	6,065,359	24%
International distributor revenues	12,155,200	59%	17,831,371	70%
	$20,693,165	100%	$25,429,567	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2024 and December 31, 2023 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for short-term doubtful accounts at June 30, 2024 was $671,115 and at December 31, 2023 was $662,612. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at June 30, 2024 was $19,985 and at December 31, 2023 was $26,929.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2024, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2024, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the six months ended June 30, 2024 was $3,752. As of June 30, 2024, there was $2,185,775 of unrecognized compensation cost related to unvested restricted stock.

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

  our expectations regarding growth in the motor sports and bicycle market;

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

  "Two Eleven" refers to Two-Eleven Distribution, L.L.C., a Nevada Limited Liability Company;

  "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

  "South Africa" are to the Republic of South Africa;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.1773 for its June 30, 2024 balance sheet.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at June 30, 2024, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 63% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and six-month periods ended June 30, 2024 and 2023 included herein.

Comparison of Three Months Ended June 30, 2024 and Three Months Ended June 30, 2023

The following table summarizes the results of our operations during the three-month periods ended June 30, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2024	2023	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$10,078,695	$12,350,224	$(2,271,529)	-18%
COST OF REVENUES	6,157,282	7,007,442	$(850,160)	-12%
GROSS PROFIT	3,921,413	5,342,782	$(1,421,369)	-27%
PRODUCT ROYALTY INCOME	92,780	10,248	$82,532	805%
OPERATING EXPENSES
Salaries and Wages	1,608,372	1,228,491	$379,881	31%
Commissions and Consulting	165,601	110,925	$54,676	49%
Professional Fees	120,617	111,785	$8,832	8%
Advertising and Marketing	1,183,282	863,378	$319,904	37%
Office Lease and Expenses	163,190	161,572	$1,618	1%
Research and Development Costs	628,793	632,968	$(4,175)	-1%
Bad Debt Expense (Recovery)	314	(230,616)	$230,930	100%
General and Administrative	977,160	868,595	$108,565	12%
Depreciation	297,250	292,374	$4,876	2%
Total Operating Expenses	5,144,579	4,039,472	$1,105,107	27%
INCOME (LOSS) FROM OPERATIONS	(1,130,386)	1,313,558	$(2,443,944)	-186%
Other Income (Expenses)	98,016	(16,874)	$114,890	681%
INCOME (LOSS) BEOFRE INCOME TAXES	(1,032,370)	1,296,684	$(2,329,054)	-180%
Income Taxes	24,993	520,545	$(495,552)	-95%
NET INCOME (LOSS)	$(1,057,363)	$776,139	$(1,833,502)	-236%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended June 30, 2024 were $10.08 million, a 18% decrease, compared to $12.35 million for the quarter ended June 30, 2023. This decrease in worldwide revenues is attributable to a $2.09 million decrease in helmet sales and a $0.44 million decrease in other products, part and accessory sales, that were partially offset by a $0.21 million increase in body armor sales and a $0.05 million increase in neck brace sales. Revenues generated from sales to our customers in the United States increased from $3.42 million to $3.73 million, for the three months ended June 30, 2024 and 2023, respectively. Revenues associated with international customers were $6.34 million and $8.93 million, or 63% and 72% of revenues for the quarters ended June 30, 2024 and 2023, respectively. Although, consumer direct sales increased by 19% and dealer direct sales increased by 14% for the second quarter of 2024, sales to our global distributors decreased by 33%, when compared to the second quarter of 2023 as our distributors continued to manage constrained ordering and industry wide stocking dynamics.

The following table sets forth our revenues by product line for the quarter ended June 30, 2024 and 2023:

	Three months ended June 30,
	2024	% of Revenues	2023	% of Revenues
Neck braces	$588,837	6%	$541,056	4%
Body armor	5,582,878	55%	5,375,160	43%
Helmets	1,434,260	14%	3,523,450	29%
Other products, parts and accessories	2,472,720	25%	2,910,558	24%
	$10,078,695	100%	$12,350,224	100%

Sales of our flagship neck brace accounted for $0.59 million and $0.54 million, or 6% and 4% of our revenues for the quarters ended June 30, 2024 and 2023, respectively. The 9% increase in neck brace revenues is primarily attributable to a 10% increase in the volume of neck braces sold when compared to the second quarter of 2023.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.58 million and $5.38 million, or 55% and 43% of our revenues for the quarters ended June 30, 2024 and 2023, respectively. The 4% increase in body armor revenues was primarily the result of a 45% increase in revenues generated on the sale of upper body and limb protection during the second quarter of 2024, that was partially offset by a 49% decrease in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2024 period, as our distribution partners continued to digest inventory.

Our helmet sales accounted for $1.43 and $3.52 million or 14% and 29% of our revenues for the quarters ended June 30, 2024 and 2023, respectively. The 59% decrease in helmet sales during the 2024 second quarter is primarily attributable to a 64% decrease in the volume of MOTO helmets sold when compared to the second quarter of 2023, which was an exceptionally strong period globally for MOTO helmet sales. MOTO helmet sales volumes for the three months ended June 30, 2023 had increased by 141% when compared to the prior year period. Our distributors continue to adjust ordering patterns as inventory levels stabilize.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $2.47 million and $2.91 million, or 25% and 24% of our revenues for the quarters ended June 30, 2024 and 2023, respectively. Although revenues generated on the sale of MTB technical apparel increased by 63% and we continued to ship orders of ADV technical apparel to our customers globally, the 15% decrease in revenues from the sale of other products, parts and accessories during the 2024 second quarter, was primarily due to a 30% decrease in the sales volume of MOTO technical apparel, designed for motorcycle use during the 2024 period.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2024 and 2023 were $6.16 million and $7.01 million, respectively. Gross Profit for the quarters ended June 30, 2024 and 2023 were $3.92 million and $5.34 million, respectively, or 39% and 43% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 6% and 4% of our revenues for the quarters ended June 30, 2024 and 2023, respectively, the 4% decrease in gross profit as a percentage of revenues for the three months ended June 30, 2024, was primarily due to short term dealer and consumer direct promotional selling opportunities that were implemented on affected categories in the United States and South Africa as the Company continues to manage industry wide stocking dynamics at the dealer and distributor level. Although demand for our products and participation remains strong, the Company continues to seek opportunities to turn over less current, slower moving inventory categories as we move closer to more sustainable inventory levels.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2024 and 2023 were $92,780 and $10,248, respectively. The 805% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2024 and 2023 were $1,608,372 and $1,228,491, respectively. The 31% increase in salaries and wages during the 2024 period was primarily due to the employment of professional sales, marketing and key account management personnel in the United States and abroad, as the Company continues to build focused, multi-channel and multi-discipline distribution globally.

Commissions and Consulting Expense - During the quarters ended June 30, 2024 and 2023, commissions and consulting expenses were $165,601 and $110,925, respectively. The 49% increase in commissions and consulting expenses is primarily the result of an increase in consulting expenditures incurred as the Company continues to streamline regional taxation and operating processes globally.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2024 and 2023 were $120,617 and $111,785, respectively. The 8% increase in professional fees is primarily due to an increase in legal fees incurred as the Company continues to develop and expand its global credit and operational capabilities.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended June 30, 2024 and 2023 were $1,183,282 and $863,378, respectively. The 37% increase in advertising and marketing expenditures during the 2024 period is primarily due to continued strong investment in the production and implementation of marketing campaigns designed to promote the Company's brand and expanding product categories to a wider rider audience, that now includes Adventure riders, globally.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2024 and 2023 were $163,190 and $161,572, respectively. The 1% increase in office lease and expenses during the 2024 period is primarily due to annual rental escalations that were partially offset by a decrease in additional warehouse storage rented in the United States, and a decrease in office lease rental expenditures due to the purchase of the Company's head office facility in Cape Town, South Africa.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2024, decreased to $628,793, from $632,968, during the same 2023 quarter. The 1% decrease in research and development costs during the 2024 second quarter is primarily as a result of a decrease in external product development costs incurred, that was partially offset by an increase in staff costs relating to the employment of design and engineering staff during the 2024 period as the Company continues to build on its internal design and engineering capacity.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended June 30, 2024 and 2023 were $314 and ($230,616), respectively. The 100% increase in bad debt expense (recovery) is the result of a decrease in bad debts recovered during the quarter ended June 30, 2024, when compared to the comparative 2023 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2024 and 2023 were $977,160 and $868,595, respectively. The 12% increase in general and administrative expenses is primarily due to an increase in domestic property insurance and merchant fees associated with an increase in consumer direct sales, as the Company continues to intensify its online presence.

Depreciation Expense - Depreciation expense for the quarters ended June 30, 2024 and 2023 were $297,250 and $292,374, respectively. The 2% increase in depreciation during the 2024 second quarter is primarily due to software enhancements utilized to improve consumer engagement and buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $1.11 million, to $5.14 million, for the quarter ended June 30, 2024, or 27%, compared to $4.04 million in the 2023 period. This increase is primarily due to increases in salaries, advertising and marketing costs and a decrease in bad debts recovered during the 2024 period.

Net Income (Loss) - The net loss after income taxes for the quarter ended June 30, 2024 was $1,057,363, as opposed to a net income after income taxes of $776,139 for the quarter ended June 30, 2023. This 236% decrease in net income is primarily due to the decrease in revenues and margins and the increase in expenditures discussed above.

Comparison of Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023

The following table summarizes the results of our operations during the six-month periods ended June 30, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2024	2023	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$20,693,165	$25,429,567	$(4,736,402)	-19%
COST OF REVENUES	12,763,419	14,314,015	$(1,550,596)	-11%
GROSS PROFIT	7,929,746	11,115,552	$(3,185,806)	-29%
PRODUCT ROYALTY INCOME	132,083	23,384	$108,699	465%
OPERATING EXPENSES
Salaries and Wages	3,176,643	2,469,927	$706,716	29%
Commissions and Consulting	289,817	207,249	$82,568	40%
Professional Fees	419,588	449,028	$(29,440)	-7%
Advertising and Marketing	2,075,699	1,704,472	$371,227	22%
Office Lease and Expenses	314,744	311,812	$2,932	1%
Research and Development Costs	1,184,571	1,217,959	$(33,388)	-3%
Bad Debt Expense (Recovery)	10,278	(181,221)	$191,499	106%
General and Administrative	1,920,048	1,686,774	$233,274	14%
Depreciation	591,384	572,184	$19,200	3%
Total Operating Expenses	9,982,772	8,438,184	$1,544,588	18%
INCOME (LOSS) FROM OPERATIONS	(1,920,943)	2,700,752	$(4,621,695)	-171%
Other Income (Expenses)	73,533	(37,798)	$111,331	295%
INCOME (LOSS) BEOFRE INCOME TAXES	(1,847,410)	2,662,954	$(4,510,364)	-169%
Income Taxes	26,632	863,594	$(836,962)	-97%
NET INCOME (LOSS)	$(1,874,042)	$1,799,360	$(3,673,402)	-204%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2024 were $20.69 million, a 19% decrease, compared to $25.43 million for the six months ended June 30, 2023. This decrease in worldwide revenues is attributable to a $3.52 million decrease in helmet sales, a $1.13 million decrease in body armor sales and a $0.17 million decrease in neck brace sales that were partially offset by a $0.09 million increase in other products, part and accessory sales. Revenues generated from sales to our customers in the United States increased from $7.32 million to $7.61 million, for the six months ended June 30, 2024 and 2023, respectively. Revenues associated with international customers were $13.09 million and $18.11 million, or 63% and 71% of revenues, respectively, for the six months ended June 30, 2024 and 2023. Although, consumer direct sales increased by 17% and dealer direct sales increased by 11% for the first six months of 2024, sales to our global distributors decreased by 32%, when compared to the first six months of 2023 as our distributors continued to order conservatively in the context of industry wide inventory dynamics.

The following table sets forth our revenues by product line for the six months ended June 30, 2024 and 2023:

	Six months ended June 30,

	2024	% of Revenues	2023	% of Revenues
Neck braces	$1,150,019	6%	$1,321,371	5%
Body armor	10,610,804	51%	11,741,341	47%
Helmets	3,129,075	15%	6,652,204	26%
Other products, parts and accessories	5,803,267	28%	5,714,651	22%
	$20,693,165	100%	$25,429,567	100%

Sales of our flagship neck brace accounted for $1.15 million and $1.32 million, or 6% and 5% of our revenues for the six-month periods ended June 30, 2024 and 2023, respectively. The 13% decrease in neck brace revenues is primarily attributable to a 4% decrease in the volume of neck braces sold, when compared to the six-month period ended June 30, 2023.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $10.61 million and $11.74 million, or 51% and 47% of our revenues for the six-month period ended June 30, 2024 and 2023, respectively. Although revenues generated on the sale of upper body and limb protection increased by 7% during the first six months of 2024, the 10% decrease in body armor revenues was primarily the result of a 41% decrease in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2024 period. Footwear has been a particularly constrained category due to post-Covid stocking dynamics on an industry-wide basis.

Our Helmets accounted for $3.13 million and $6.65 million, or 15% and 26% of our revenues for the six-month periods ended June 30, 2024 and 2023, respectively. The 53% decrease in helmet sales during the 2024 period is primarily attributable to a 65% decrease in the volume of MOTO and MTB helmets sold to our international customers during the 2024 period, when compared to the six-month period ended June 30, 2023, as our distributors continue to manage elevated inventory levels in the context of post-Covid dynamics.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $5.80 million and $5.71 million, or 28% and 22% of our revenues for the six-month periods ended June 30, 2024 and 2023, respectively. Although sales volumes of our MOTO and MTB technical apparel lines, designed for motorcycle and mountain biking use, respectively, decreased by 29% during the first six months of 2024, the 2% increase in revenues from the sale of other products, parts and accessories is primarily due to strong shipments of ADV technical apparel line designed for Adventure motorcycle riding during the six-month period ended June 30, 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the six-month periods ended June 30, 2024 and 2023 were $12.76 million and $14.31 million, respectively. Gross Profit for the six-month periods ended June 30, 2024 and 2023 were $7.93 million and $11.12 million, respectively, or 38% and 44% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 6% and 5% of our revenues for the six-month periods ended June 30, 2024 and 2023, respectively, the 6% decrease in gross profit as a percentage of revenues for the six months ended June 30, 2024, was primarily due to specific consumer and dealer direct promotional selling opportunities that were pursued in the United States and South Africa as the Company continues to manage industry wide stocking dynamics at the dealer and distributor level. A drive to offer short term promotions that are market related and provide the opportunity to move less current inventory along with strong demand for our products and continued strong participation have contributed to our inventory reaching more sustainable levels.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2024 and 2023 were $132,083 and $23,384, respectively. The 465% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2024 and 2023 were $3,176,643 and $2,469,927, respectively. The 29% increase in salaries and wages during the 2024 period was primarily due to the employment of professional sales, marketing and key account management professionals in the United States and abroad as the Company continues to invest in building and expanding a diversified global multi-channel selling operation.

Commissions and Consulting Expense - During the six-month periods ended June 30, 2024 and 2023, commissions and consulting expenses were $289,817 and $207,249. This 40% increase in commissions and consulting expenses during the 2024 period is primarily due to an increase in consulting expenditures incurred as the Company continues to streamline domestic and international sales taxation and operating processes.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2024 and 2023 were $419,588 and $449,028, respectively. This 7% decrease in professional fees is primarily due to a decrease in patent maintenance costs incurred during the 2024 period that was partially offset by an increase in legal fees incurred as the Company continues to develop its global credit and operational capabilities.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-month periods ended June 30, 2024 and 2023 were $2,075,699 and $1,704,472, respectively. The 22% increase in advertising and marketing expenditures during the 2024 period is primarily due to continued strong investment in the production and implementation of marketing campaigns designed to promote brand recognition and the Company's expanding product categories to a wider rider audience, that now includes Adventure riders, globally. Additionally, direct expenditures on incentives designed to increase customer sales increased, when compared to the prior year period.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2024 and 2023 were $314,744 and $311,812, respectively. The 1% increase in office lease and expenses during the 2024 period was primarily due to annual rental escalations, that were partially offset by a decrease in additional warehouse storage rented in the United States and a decrease in office lease rental expenditures incurred due to the purchase of the Company's head office facility in Cape Town, South Africa.

Research and Development Costs - These costs for the six-month period ended June 30, 2024, decreased to $1,184,571, from $1,217,959, during the same 2023 period. The 3% decrease in research and development costs during the 2024 period is primarily due to decrease in external product development and homologation costs incurred, that were partially offset by an increase in staff costs relating to the employment of design and engineering staff during the 2024 period as the Company continues to invest in building a strong innovative pipeline of products.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the six-month periods ended June 30, 2024 and 2023 were $10,278 and ($181,221), respectively. This increase in bad debt expense (recovery) during the 2024 period is primarily the result of a decrease in bad debts recovered during the six-month period ended June 30, 2024 when compared to the 2023 comparative period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2024 and 2023 were $1,920,048 and $1,686,744, respectively. The 14% increase in general and administrative expenses during the 2024 period is primarily due to an increase in domestic property insurance and merchant fees associated with an increase in consumer direct sales, as the Company continues to intensify its online selling activities. Additionally, travel costs increased as the Company intensified its selling and activation activities in the United States.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2024 and 2023 were $591,384 and $572,184, respectively. This 3% increase in depreciation during the 2024 period is primarily due to software enhancements utilized to improve consumer engagement and buying activity across the Company's web-based and digital selling platforms.

Total Operating Expenses - Total operating expenses increased by $1.54 million to $9.98 million for the six-month period ended June 30, 2024, or 18%, compared to $8.44 million for the six-month period ended June 30, 2023. This increase in total operating expenses is primarily due to increases in salaries, general and administrative and advertising and marketing costs and a decrease in bad debts recovered during the 2024 period.

Net Income (Loss) - Net loss after taxes for the six-month period ended June 30, 2024 was $1.87 million, compared to net income after taxes of $1.80 million for the six-month period ended June 30, 2023. This decrease in net income (loss) during the 2024 period is primarily due to the decrease in revenues and margins and the increase in expenditures discussed above.

Liquidity and Capital Resources

At June 30, 2024, we had cash and cash equivalents of $13.33 million. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2024	2023
Net cash provided by operating activities	$2,993,953	$6,818,148
Net cash used in investing activities	$(239,094)	$(265,819)
Net cash used in financing activities	$(791,253)	$(790,369)
Effect of exchange rate changes on cash and cash equivalents	$18,922	$(867,308)
Net increase in cash and cash equivalents	$1,982,528	$4,894,652
Cash and cash equivalents at the beginning of period	$11,347,420	$7,102,945
Cash and cash equivalents at the end of period	$13,329,948	$11,997,597

Cash increased by $1.98 million, or 17%, for the six months ended June 30, 2024, when compared to cash on hand at December 31, 2023. The primary sources of cash for the six months ended June 30, 2024 were a decrease in inventory of $5,681,721 and a decrease in accounts receivable of $1,235,162. The primary uses of cash for the six-months ended June 30, 2024 were a net loss of $1,874,042, a decrease in account payable of $1,984,795 and the repayment of short term loans totaling $735,363.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the quarters ended June 30, 2024 and 2023, the Company paid an aggregate of $24,689 and $34,857, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended June 30, 2024 and 2023, the Company paid an aggregate of $6,184 and $8,714, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2023, the monthly fee payable by the Company to Innovation was $44,371, and July 1, 2023, this monthly fee increased to $45,463, and commencing July 1, 2024, this fee increased to $ 47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Form 10-K for the year ended December 31, 2023, and are incorporated by reference in this report. During the quarters ended June 30, 2024 and 2023, the Company recognized an aggregate of $136,442 and $113,114, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 26, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,520,667 in eleven payments of $132,515 at a 9.880% annual interest rate, commencing on November 1, 2023, and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. As of June 30, 2024, the Company had not defaulted on its payment obligations under this agreement.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023 and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. As of June 30, 2024, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of June 30, 2024 and December 31, 2023, respectively, $55,274 and $101,755 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of June 30, 2024 and December 31, 2023, respectively, $32,346 and $41,755 of the Equipment Note was outstanding.

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

Sales totaling $31,671 and $31,671 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of June 30, 2024 and December 31, 2023, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $6,400 and $6,400 for June 30, 2024 and December 31, 2023, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2024 and 2023 were $0 and $0, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term doubtful accounts at June 30, 2024 and December 31, 2023, was 671,115 and $662,612, respectively. Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at June 30, 2024 and December 31, 2023 was $19,985 and $26,929, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2024 and December 31, 2023 was $199,138 and $227,528, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the six months ended June 30, 2024 and 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2024, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2024	LEATT CORPORATION
By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	Interactive data files pursuant to Rule 405 of Regulation S-T

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.