Form 10-Q
period 2024-09-30
Leatt Corp
filed 2024-10-29
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of October  25, 2024 is as follows:

Class of Securities	Shares Outstanding
Common Stock , $0.001 par value	6,215,440

LEATT CORPORATION

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2024

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2024	December 31, 2023
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$12,470,005	$11,347,420
Accounts receivable, net	7,862,982	6,970,322
Inventory, net	15,772,146	20,391,873
Payments in advance	977,703	664,754
Deferred asset, net	-	9,601
Income tax refunds receivable	523,888	623,081
Prepaid expenses and other current assets	2,846,213	2,297,934
Total current assets	40,452,937	42,304,985

Property and equipment, net	4,055,879	4,026,821
Operating lease right-of-use assets, net	626,949	845,209
Accounts receivable, net	146,477	309,947
Deferred tax asset, net	84,200	84,200

Other Assets
Deposits	37,960	36,210

Total Assets	$45,404,402	$47,607,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,889,080	$5,202,368
Notes payable, current	52,078	112,858
Operating lease liabilities, current	276,062	299,432
Short term loans, net of finance charges	5,795	1,135,761
Total current liabilities	6,223,015	6,750,419

Notes payable, net of current portion	7,147	30,652
Operating lease liabilities, net of current portion	350,887	545,777

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,215,440 and 6,215,440 shares issued and outstanding	130,553	130,553
Additional paid - in capital	10,749,136	10,745,384
Accumulated other comprehensive loss	(1,100,976)	(1,398,258)
Retained earnings	29,041,640	30,799,845
Total stockholders' equity	38,823,353	40,280,524

Total Liabilities and Stockholders' Equity	$45,404,402	$47,607,372

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2024	2023	2024	2023
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$12,138,123	$12,008,847	$32,831,288	$37,438,414

Cost of Revenues	6,968,051	6,890,845	19,731,470	21,204,860

Gross Profit	5,170,072	5,118,002	13,099,818	16,233,554

Product Royalty Income	123,706	1,767	255,789	25,151

Operating Expenses
Salaries and wages	1,676,828	1,267,455	4,853,471	3,737,382
Commissions and consulting expenses	138,124	168,299	427,941	375,548
Professional fees	108,627	156,868	528,215	605,896
Advertising and marketing	1,304,215	974,488	3,379,914	2,678,960
Office lease and expenses	141,420	145,863	456,164	457,675
Research and development costs	620,019	610,589	1,804,590	1,828,548
Bad debt expense (recovery)	(30,788)	46,113	(20,510)	(135,108)
General and administrative expenses	993,031	830,145	2,913,079	2,516,919
Depreciation	316,404	299,554	907,788	871,738
Total operating expenses	5,267,880	4,499,374	15,250,652	12,937,558

Income (Loss) from Operations	25,898	620,395	(1,895,045)	3,321,147

Other Income (Expenses)
Interest and other expenses, net	105,430	(1,150)	178,963	(38,948)
Total other Income (expenses)	105,430	(1,150)	178,963	(38,948)

Income (Loss) Before Income Taxes	131,328	619,245	(1,716,082)	3,282,199

Income Taxes	15,491	158,771	42,123	1,022,365

Net Income (Loss) Available to Common Shareholders	$115,837	$460,474	$(1,758,205)	$2,259,834

Net Income (Loss) per Common Share
Basic	$0.02	$0.08	$(0.28)	$0.38
Diluted	$0.02	$0.07	$(0.27)	$0.36

Weighted Average Number of Common Shares Outstanding
Basic	6,215,440	5,971,340	6,215,440	5,971,340
Diluted	6,485,890	6,270,691	6,485,890	6,270,691

Comprehensive Income (Loss)
Net Income (Loss)	$115,837	$460,474	$(1,758,205)	$2,259,834
Other comprehensive income (loss) , net of $0 deferred income taxes in 2024 and 2023
Foreign currency translation	274,270	(27,708)	297,282	(464,777)

Total Comprehensive Income (Loss)	$390,107	$432,766	$(1,460,923)	$1,795,057

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Net loss	-	-	-	-	-	-	(1,758,205)	(1,758,205)

Restricted stock awards	-	-	-	-	3,752	-	-	3,752

Foreign currency translation adjustment	-	-	-	-	-	297,282	-	297,282

Balance, September 30, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,100,976)	$29,041,640	$38,823,353

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	2024	2023

Cash flows from operating activities
Net income (loss)	$(1,758,205)	$2,259,834
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	907,788	871,738
Stock-based compensation	3,752	-
Bad debts reserve	(31,247)	(175,448)
Inventory reserve	128,096	299,942
Deferred asset allowance	(6,400)	(75,971)
Gain on sale of property and equipment	-	(2,375)
(Increase) decrease in:
Accounts receivable	(861,413)	2,342,233
Deferred asset	16,001	992,389
Inventory	4,491,631	3,802,173
Payments in advance	(312,949)	413,276
Prepaid expenses and other current assets	(548,279)	548,208
Income tax refunds receivable	99,193	(340,492)
Long-term accounts receivable	163,470	-
Deposits	(1,750)	792
Increase (decrease) in:
Accounts payable and accrued expenses	686,712	(567,611)
Income taxes payable	-	(3,382,700)
Deferred compensation	-	(400,000)
Net cash provided by operating activities	2,976,400	6,585,988

Cash flows from investing activities
Capital expenditures	(861,567)	(1,412,558)
Proceeds from sale of property and equipment	-	2,793
Net cash used in investing activities	(861,567)	(1,409,765)

Cash flows from financing activities
Repayment of notes payable to bank	(84,285)	(79,353)
Repayment of short-term loans, net	(1,129,966)	(1,024,949)
Net cash used in financing activities	(1,214,251)	(1,104,302)

Effect of exchange rates on cash and cash equivalents	222,003	(391,114)

Net increase in cash and cash equivalents	1,122,585	3,680,807

Cash and cash equivalents - beginning of period	11,347,420	7,102,945

Cash and cash equivalents - end of period	$12,470,005	$10,783,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$69,515	$56,602
Cash paid for income taxes	$55,906	$4,529,602

Other noncash investing and financing activities
Common stock issued for services	$3,752	$-

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2023 was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 13, 2024. The consolidated balance sheet as of September 30, 2024 and the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023, changes in stockholders' equity for the nine months ended September 30, 2024, cash flows for the nine months ended September 30, 2024 and 2023, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2024 and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2023 as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods.  Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $355,624 at September 30, 2024 and $227,528 at December 31, 2023.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in February 2025, February 2025 and January 2027, respectively.  Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of September 30, 2024 and December 31, 2023:

	2024	2023
Assets
Operating lease ROU assets	$626,949	$845,209

Liabilities
Operating lease liabilities, current	$276,062	$299,432
Operating lease liabilities, net of current portion	350,887	545,777
Total operating lease liabilities	$626,949	$845,209

During the nine months ended September 30, 2024 and 2023 the Company recognized $218,802 and $217,942, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss).  Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of September 30, 2024, and December 31, 2023 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2024	December 31, 2023
Weighted average remaining lease term	2.21 years	3.55 years
Weighted average discount rate	3.78%	3.77%

Maturities of lease liabilities as of September 30, 2024 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2024	$80,543
2025	295,803
2026	298,791
2027	25,455
Total minimum lease payments	$700,592
Less: amount representing interest	$(73,643)
Total operating lease liabilities	$626,949

Supplemental cash flow information for the nine months ended September 30, 2024 and 2023 are as follows:

	Nine months ended	Nine months ended
	September 30, 2024	September 30, 2023
Cash paid for amounts included in the measurement of lease liabilities	$233,022	$225,290
Right-of-use assets obtained in exchange for lease obligations	$-	$43,833

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank.  Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC.  On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate.  The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. As of September 30, 2024, and December 31, 2023, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in monthly installments of $132,515 over eleven months including interest at 9.880%.  The loan was paid in full on August 30, 2024.  The South African short-term loan is payable in monthly installments of $6,041 over a ten-month period at a flat interest rate of 4.25%.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of September 30, 2024 and December 31, 2023, $31,724 and $101,755, was outstanding, respectively.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of September 30, 2024 and December 31, 2023, $27,501 and $41,755, was outstanding, respectively.

	September 30, 2024	December 31, 2023
Liabilities
Notes payable, current	$52,078	$112,858
Notes payable, net of current portion	7,147	30,652
	$59,225	$143,510

Principal maturities of notes payable as of September 30, 2024 were as follows:

Year ended December 31,	Amounts under Notes Payable
Remaining 2024	$28,698
2025	28,723
2026	1,804
$59,225

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

As of September 30, 2024 and December 31, 2023 sales totalling $0 and $31,671 were deferred, respectively, as all of the requirements to have a complete contract with certain customers in accordance with ASC 606 had not been met at such respective date. The shipped goods associated with these deferred sales are included in the caption deferred asset in the balance sheet, net of an allowance for potential loss amounting to $0 and $6,400 as of September 30, 2024 and December 31, 2023 respectively.

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2024	% of Revenues	2023	% of Revenues
Consumer and athlete direct revenues	$2,584,290	8%	$2,235,122	6%
Dealer direct revenues	9,905,056	30%	9,549,630	25%
International distributor revenues	20,341,942	62%	25,653,662	69%
	$32,831,288	100%	$37,438,414	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2024 and December 31, 2023 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. The Company continuously monitors collections and payments from customers and maintains an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, the Company cannot guarantee that it will continue to experience the same credit loss rates as in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for short-term doubtful accounts at September 30, 2024 was $645,618 and at December 31, 2023 was $662,612.  Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months.  The allowance for long-term doubtful accounts at September 30, 2024 was $12,676 and at December 31, 2023 was $26,929.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2024, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended September 30, 2024, the Company had 341,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 221,000 shares, outstanding that were dilutive.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the nine months ended September 30, 2024 was $3,752. As of September 30, 2024, there was $2,185,775 of unrecognized compensation cost related to unvested restricted stock.

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

Note 13 - Risks and Uncertainties

The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers' ordering patterns and ultimately inflated certain industry wide stock levels. This was further compounded by the global economic slowdown experienced worldwide due to a high inflationary environment and geo-political instability. Although global conditions continue to improve, elevated industry wide inventory levels and adverse economic conditions compounded by resultant foreign exchange rate volatility may continue to impact levels of dealer and distributor ordering and ultimately consumer spending in the foreseeable future, which may affect the Company's profitability, and could have a negative impact on the Company's results of operations for the coming periods and beyond.

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

• "Two Eleven" refers to Two-Eleven Distribution, L.L.C., a Nevada Limited Liability Company;

• "Securities Act" are to the Securities Act of 1933, as amended, and to "Exchange Act" are to Securities Exchange Act of 1934, as amended;

• "South Africa" are to the Republic of South Africa;

• "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR17.1039 for its September 30, 2024 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmet complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, Moto 2.5, ADV 9.5 and ADV 8.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

• Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition if economic conditions do not improve. We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated multi-brand stock, previously ordered in response to industry-wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience prolonged slow growth or recession as a result of these conditions or otherwise, we could see a drop-in demand for our products and potentially difficulty in collecting accounts receivables.

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2024, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 66% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine-month periods ended September 30, 2024 and 2023 included herein.

Comparison of Three Months Ended September 30, 2024 and Three Months Ended September 30, 2023

The following table summarizes the results of our operations during the three-month periods ended September 30, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
		2023	Increase	Increase
Item			(Decrease)	(Decrease)
REVENUES	$12,138,123	$12,008,847	$129,276	1%
COST OF REVENUES	6,968,051	6,890,845	$77,206	1%
GROSS PROFIT	5,170,072	5,118,002	$52,070	1%
PRODUCT ROYALTY INCOME	123,706	1,767	$121,939	6901%
OPERATING EXPENSES
Salaries and Wages	1,676,828	1,267,455	$409,373	32%
Commissions and Consulting	138,124	168,299	$(30,175)	-18%
Professional Fees	108,627	156,868	$(48,241)	-31%
Advertising and Marketing	1,304,215	974,488	$329,727	34%
Office Lease and Expenses	141,420	145,863	$(4,443)	-3%
Research and Development Costs	620,019	610,589	$9,430	2%
Bad Debt Expense (Recovery)	(30,788)	46,113	$(76,901)	-167%
General and Administrative	993,031	830,145	$162,886	20%
Depreciation	316,404	299,554	$16,850	6%
Total Operating Expenses	5,267,880	4,499,374	$768,506	17%
INCOME FROM OPERATIONS	25,898	620,395	$(594,497)	-96%
Other Income (Expenses)	105,430	(1,150)	$106,580	9268%
INCOME BEFORE INCOME TAXES	131,328	619,245	$(487,917)	-79%
Income Taxes	15,491	158,771	$(143,280)	-90%
NET INCOME	$115,837	$460,474	$(344,637)	-75%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended September 30, 2024 were $12.14 million, a 1% increase, compared to $12.01 million for the quarter ended September 30, 2023. This increase in worldwide revenues is primarily attributable to a $0.27 million increase in body armor sales, a $0.14 million increase in helmet sales, a $0.04 million increase in neck brace sales, that were partially offset by a $0.32 million decrease in other products, part and accessory sales. Revenues associated with international customers were $8.58 million and $8.16 million, or 71% and 68% of revenues for the three months ended September 30, 2024 and 2023, respectively. Revenues generated from sales to our customers in the United States decreased from $3.85 million, to $3.55 million, for the three months ended September 30, 2024 and 2023, respectively. Although, consumer direct sales increased by 12% and sales to our global distributors increased by 5%, when compared to the third quarter of 2023, dealer direct sales decreased by 9% for the third quarter of 2024, as our MOTO dealers in the United States continue to conservatively manage specific category ordering as inventory continues to clear.

The following table sets forth our revenues by product line for the quarter ended September 30, 2024 and 2023:

	Three months ended September 30,
	2024	% of Revenues	2023	% of Revenues
Neck braces	$748,610	6%	$709,144	6%
Body armor	5,732,347	47%	5,462,972	45%
Helmets	3,010,612	25%	2,869,396	24%
Other products, parts and accessories	2,646,554	22%	2,967,335	25%
	$12,138,123	100%	$12,008,847	100%

Sales of our flagship neck brace accounted for $0.75 million and $0.71 million, or 6% and 6% of our revenues for the quarters ended September 30, 2024 and 2023, respectively. The 6% increase in neck brace revenues is primarily attributable to a 109% increase in the volume of our premium 6.5 neck brace, that was partially offset by a 37% decrease in the volume of 3.5 neck braces sold during the third quarter of 2024, when compared to the prior year three month period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $5.73 million and $5.46 million, or 47% and 45% of our revenues for the quarters ended September 30, 2024 and 2023, respectively. The 5% increase in body armor revenues was primarily the result of a 25% increase in revenues generated on the sale of upper body and limb protection during the third quarter of 2024, that was partially offset by a 55% decrease in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2024 period, as our distribution partners continued to digest inventory.

Our helmet sales accounted for $3.01 million or 25% of our revenues for the quarter ended September 30, 2024, as compared to $2.87 million or 24% of our revenues for the three months ended September 30, 2023.  The 5% increase in helmet sales is primarily due to a 98% increase in revenues generated on the sale of MOTO helmets during the third quarter of 2024 that was partially offset by a 23% decrease in the volume of MTB helmets sold during the same period.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $2.65 million and $2.97 million, or 22% and 25% of our revenues for the quarters ended September 30, 2024 and 2023, respectively.  The 11% decrease in revenues from the sale of other products, parts and accessories during the 2024 third quarter is primarily due to a 37% decrease in the volume of MTB apparel sold during the third quarter of 2024, as our MTB distribution partners continue to manage ordering as a result of stocking dynamics.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2024 and 2023 were $6.97 million and $6.89 million, respectively. Gross Profit for the quarters ended September 30, 2024 and 2023 were $5.17 million and $5.12 million, respectively, or 43% and 43% of revenues, respectively. Ourneck braceproducts continue to generate a higher gross profit margin than our other product categories. Neck brace revenues were 6% and 6% of our revenues for the period ended September 30, 2024 and 2023, respectively.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2024 and 2023 were $123,706 and $1,767, respectively. The 6901% increase in product royalty income is due to an increase in the sale of licensed products to licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2024 and 2023 were $1,676,828 and $1,267,455, respectively. The 32% increase in salaries and wages during the 2024 period was primarily due to to the employment of professional sales, marketing and brand management personnel in the United States and abroad, as the Company continues to build and invest in global multi-channel distribution.

Commissions and Consulting Expense - During the quarters ended September 30, 2024 and 2023, commissions and consulting expenses were $138,124 and $168,299, respectively. The 18% decrease in commissions and consulting expenses is primarily the result of a decrease in commissions paid in the United States in line with the Company's employment of in-house sales representatives that are focused on selling the Company's growing range of product categories.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2024 and 2023 were $108,627 and $156,868, respectively. The 31% decrease in professional fees is primarily due to a decrease in expenditure on patent litigation and maintenance expenditure during the 2024 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended September 30, 2024 and 2023 were $1,304,215 and $974,488, respectively. The 34% increase  in advertising and marketing expenditure during the 2024 period is primarily due to continued strong investment in the production and implementation of marketing campaigns that included athlete and event sponsorships, and activations designed to promote the Company's expanding product categories to a wider rider audience, that now includes adventure riders, globally. Additionally, the Company invested in high level strategic creative direction and brand building activities.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2024 and 2023 were $141,420 and $145,863, respectively. The 3% decrease in office lease and expenses during the 2024 period is primarily attributable to a decrease in office lease rental expenditures due to the purchase of the Company's head office facility in Cape Town, South Africa.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2024, increased to $620,019, from $610,589 during the same 2023 quarter. The 2% increase in research and development costs during the 2024 third quarter is primarily due an increase in certification costs incurred as the Company continues to develop and refine its product categories.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended September 30, 2024 and 2023 were $(30,788) and $46,113, respectively. The 167% decrease in bad debt expense (recovery) is primarily the result of a decrease in accounts receivable balances that were considered to be unrecoverable during the 2024 period when compared to the quarter ended September 30, 2023.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2024 and 2023 were $993,031 and $830,145, respectively.  The 20% increase in general and administrative expenses is primarily due to an increase in travel expenditure relating to product development and domestic selling activities and an increase in merchant fees associated with an increase in consumer direct sales, as the Company continues to intensify its online presence.

Depreciation Expense - Depreciation expense for the quarters ended September 30, 2024 and 2023 were $316,404 and $299,554, respectively. The 6% increase in depreciation during the 2024 third quarter is primarily due to software enhancements utilized to improve consumer engagement and buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $768,506, to $5.27 million, in the quarter ended September 30, 2024, or 17%, compared to $4.50 million in the 2023 period. This increase in total operating expenses during the 2024 period is primarily due to increases in salaries, general and administrative, and advertising and marketing costs that were partially offset by decreases in bad debts and professional fees during the 2024 period.

Net Income - The net income after income taxes for the quarter ended September 30, 2024 was $115,837, as opposed to a net income of $460,474 for the quarter ended September 30, 2023.  This 75% decrease in net income is primarily due to the increase in total operating expenses discussed above.

Comparison of Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2024 and 2023 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2024	2023	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$32,831,288	$37,438,414	$(4,607,126)	-12%
COST OF REVENUES	19,731,470	21,204,860	$(1,473,390)	-7%
GROSS PROFIT	13,099,818	16,233,554	$(3,133,736)	-19%
PRODUCT ROYALTY INCOME	255,789	25,151	$230,638	917%
OPERATING EXPENSES
Salaries and Wages	4,853,471	3,737,382	$1,116,089	30%
Commissions and Consulting	427,941	375,548	$52,393	14%
Professional Fees	528,215	605,896	$(77,681)	-13%
Advertising and Marketing	3,379,914	2,678,960	$700,954	26%
Office Lease and Expenses	456,164	457,675	$(1,511)	0%
Research and Development Costs	1,804,590	1,828,548	$(23,958)	-1%
Bad Debt Recovery	(20,510)	(135,108)	$114,598	85%
General and Administrative	2,913,079	2,516,919	$396,160	16%
Depreciation	907,788	871,738	$36,050	4%
Total Operating Expenses	15,250,652	12,937,558	$2,313,094	18%
INCOME (LOSS) FROM OPERATIONS	(1,895,045)	3,321,147	$(5,216,192)	-157%
Other Income (Expenses)	178,963	(38,948)	$217,911	559%
INCOME (LOSS) BEFORE INCOME TAXES	(1,716,082)	3,282,199	$(4,998,281)	-152%
Income Taxes	42,123	1,022,365	$(980,242)	-96%
NET INCOME (LOSS)	$(1,758,205)	$2,259,834	$(4,018,039)	-178%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the nine-month period ended September 30, 2024 were $32.83 million, a 12% decrease, compared to revenues of $37.44 million for the period ended September 30, 2023.  This decrease in worldwide revenue is primarily attributable to a $3.38 million decrease in helmet sales, a $0.86 million decrease in body armor sales, a $0.24 million decrease in other products, part and accessory sales and a $0.13 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States remained consistent at $11.17 million and $11.17 million for the nine months ended September 30, 2024 and 2023, respectively. Revenues associated with international customers were $21.65 million and $26.27 million, or 66% and 70% of revenues, respectively, for the nine months ended September 30, 2024 and 2023. Although, consumer direct sales increased by 16% and dealer direct sales increased by 4% for the first nine months of 2024, sales to our global distributors decreased by 21% when compared to the first nine months of 2023 as our distributors continued to order conservatively in the context of industry-wide inventory dynamics.

The following table sets forth our revenues by product line for the nine months ended September 30, 2024 and 2023:

	Nine months ended September 30,
	2024	% of Revenues	2023	% of Revenues
Neck braces	$1,898,629	6%	$2,030,515	5%
Body armor	16,343,151	50%	17,201,324	46%
Helmets	6,139,687	19%	9,518,457	26%
Other products, parts and accessories	8,449,821	26%	8,688,118	23%
	$32,831,288	100%	$$37,438,414	100%

Sales of our flagship neck brace accounted for $1.90 million and $2.03 million, or 6% and 5% of our revenues for the nine-month periods ended September 30, 2024 and 2023, respectively. The 6% decrease in neck brace revenues is primarily attributable to a 2% decrease in the volume of neck braces sold during the first nine months of 2024 when compared to the prior year period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor sales accounted for $16.34 million and $17.20 million, or 50% and 46% of our revenues for the nine-month periods ended September 30, 2024 and 2023, respectively. Although revenues generated on the sale of upper body and limb protection increased by 19% during the first nine months of 2024, the 5% decrease in body armor revenues was primarily the result of a 63% decrease in revenues generated from the sale of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2024 period. Footwear has been a particularly constrained category due to post-Covid stocking dynamics on an industry-wide basis.

Our Helmets accounted for $6.14 million and $9.52 million, or 19% and 26% of our revenues for the nine-month periods ended September 30, 2024 and 2023, respectively.  The 35% decrease in helmet sales during the 2024 period is primarily attributable to a 45% decrease in the volume of MOTO and MTB helmets sold to our international customers during the 2024 period, when compared to the nine month period ended September 30, 2023, as our distributors continue to manage elevated inventory levels in the context of post-Covid stocking dynamics.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network.  Other products, parts and accessories sales accounted for $8.45 million and $8.69 million, or 26% and 23% of our revenues for the nine-month periods ended September 30, 2024 and 2023, respectively.  The 3% decrease in revenues from the sale of other products, parts and accessories is primarily due to a 29% decrease in the sales volume of our MOTO and MTB technical apparel lines, designed for motorcycle and mountain biking use that was partially offset by strong shipments of ADV technical apparel, designed for adventure motorcycle riding during the first nine months of 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2024 and 2023 were $19.73 million and $21.20 million, respectively. Gross Profit for the nine-month periods ended September 30, 2024 and 2023 were $13.10 million and $16.23 million, respectively, or 40% and 43% of revenues respectively. The 3% decrease in gross profit as a percentage of revenues for the nine months ended September 30, 2024, was primarily due to specific dealer and consumer direct promotional selling opportunities that were pursued on particularly affected product categories in the United States and South Africa as the Company continues to manage industry-wide stocking and promotional dynamics at the dealer and distributor level. Although demand for our products and participation remains strong, the Company continues to seek opportunities to turn over less current, slower moving inventory categories at pricing levels that are market-related as we move closer to sustainable inventory levels.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2024 and 2023 were $255,789 and $25,151, respectively.  The 917% increase in product royalty income is due to an increase in the sale of licensed products to licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the nine-month periods ended September 30, 2024 and 2023 were $4,853,471 and $3,737,382, respectively.  The 30% increase in salaries and wages during the 2024 period was primarily due to the employment of professional sales, marketing, brand and account management professionals in the United States and abroad as the Company continues to invest strongly in building and expanding a diversified and focused multi-channel selling operation globally.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2024 and 2023, commissions and consulting expenses were $427,941 and $375,548, respectively.  This 14% increase in commissions and consulting expenses during the 2024 period is primarily due to an increase in consulting expenditure incurred as the Company continues to streamline domestic and international sales taxation and operating processes.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2024 and 2023 were $528,215 and $605,896, respectively. This 13% decrease in professional fees is primarily due to a decrease in expenditure on patent litigation and maintenance expenditure during the 2024 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2024 and 2023 were $3,379,914 and $2,678,960, respectively. The 26% increase in advertising and marketing expenditure during the 2024 period is primarily due to continued strong investment in the production and implementation of marketing campaigns designed to promote brand recognition and the Company's expanding product categories to a wider rider audience, that now includes adventure riders, globally. Additionally, strategic branding activities and direct expenditures on incentives designed to increase customer sales increased, when compared to the prior year period.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2024 and 2023 were $456,164 and $457,675, respectively. The decrease in office lease and expenses during the 2024 period is primarily attributable to a decrease in office lease rental expenditures due to the purchase of the Company's head office facility in Cape Town, South Africa.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the nine-month periods ended September 30, 2024 and 2023, decreased to $1,804,590, from $1,828,548, during the same 2023 period. The 1% decrease in research and development costs during the 2024 period is primarily due to a decrease in external product development and certification costs incurred, that were partially offset by an increase in staff costs relating to the employment of design and development staff during the 2024 period, as the Company continues to invest in building a strong pipeline of innovative products.

Bad Debt Recovery - Bad debt recovery for the nine-month periods ended September 30, 2024 and 2023 were ($20,510) and ($135,108), respectively. This 85% decrease in bad debt recovery during the 2024 period is primarily the result of a decrease in bad debts that were recovered during the 2024 period, when compared to the prior year comparative period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2024 and 2023 were $2,913,079 and $2,516,919, respectively. The 16% increase in general and administrative expenses during the 2024 period is primarily due to an increase in domestic property insurance and merchant fees associated with an increase in consumer direct sales, as the Company continues to intensify its online selling activities. Additionally, travel costs increased as the Company intensified its global product development travel, and selling activities in the United States.

Depreciation Expense - Depreciation Expense for the nine-month periods ended September 30, 2024 and 2023 were $907,788 and $871,738, respectively.  This 4% increase in depreciation during the 2024 period is primarily due to software enhancements utilized to improve consumer engagement and buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $2.31 million to $15.25 million, in the nine-month period ended September 30, 2024, compared to $12.94 million in the nine-month period ended September 30, 2023. This increase in total operating expenses during the 2024 period is primarily due to increases in salaries, general and administrative and advertising and marketing costs that were partially offset by a decrease in professional fees during the 2024 period.

Net Income (Loss) - Net loss after income taxes for the nine-month period ended September 30, 2024 was $1.76 million, as opposed to net income after income taxes of $2.26 million for the nine-month period ended September 30, 2023.  This decrease in net income during the 2024 period is primarily due to the decrease in revenues and gross profit and the increase in total operating expenditures discussed above.

Liquidity and Capital Resources

At September 30, 2024, we had cash and cash equivalents of $12.47 million. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2024	2023
Net cash provided by operating activities	$2,976,400	$6,585,988
Net cash used in investing activities	$(861,567)	$(1,409,765)
Net cash used in financing activities	$(1,214,251)	$(1,104,302)
Effect of exchange rate changes on cash and cash equivalents	$222,003	$(391,114)
Net increase in cash and cash equivalents	$1,122,585	$3,680,807
Cash and cash equivalents at the beginning of period	$11,347,420	$7,102,945
Cash and cash equivalents at the end of period	$12,470,005	$10,783,752

Cash increased by $1.12 million or 10%, for the nine months ended September 30, 2024, when compared to cash on hand at December 31, 2023.  The primary sources of cash for the nine months ended September 30, 2024 were decreased inventory of $4,491,631, increased accounts payable and accrued expenses of $686,712 and increased long term accounts receivable of $163,470. The primary uses of cash for the nine months ended September 30, 2024 were a net loss of $1,758,205, the repayment of a short term loan amounting to $1,129,966, increased accounts receivable of $861,413, increased prepaid expenses of $548,279, increased payments in advance of $312,249 and capital expenditures of $861,567.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the quarters ended September 30, 2024 and 2023, the Company paid an aggregate of $20,301 and $20,816, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2024 and 2023, the Company paid an aggregate of $5,092 and $5,204, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From July 1, 2023 through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,463, and commencing July 1, 2024, the fee payable by the Company increased to $47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to the Form 10-K for the year ended December 31, 2023, and are incorporated by reference in this report. During the quarters ended September 30, 2024 and 2023, the Company recognized an aggregate of $141,217 and $135,332, respectively, in consulting fees to Innovation.

Pursuant to a Premium Finance Agreement, dated October 26, 2023, between the Company and Aon Premium Finance, the Company is obligated to pay APF an aggregate sum of $1,520,667 in eleven payments of $132,515 at a 9.880% annual interest rate, commencing on November 1, 2023, and ending on September 1, 2024. Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default APF has the right to accelerate the payment due under the agreement. This loan was paid in full on August 30, 2024.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two-Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, which has subsequently been extended to March 1, 2025.  As of September 30, 2024, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990. As of September 30, 2024 and December 31, 2023, respectively, $31,724 and $101,755 of the Equipment Note was outstanding.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of September 30, 2024 and December 31, 2023, respectively, $27,501 and $41,755 of the Equipment Note was outstanding.

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

Sales totaling $0 and $31,671 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of September 30, 2024 and December 31, 2023, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $0 and $6,400 for September 30, 2024 and December 31, 2023, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2024 and December 31, 2023 was $-0- and $-0-, respectively.

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

Allowance for Doubtful Accounts Receivable - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to substantially all distributors on an unsecured basis. We continuously monitor collections and payments from customers and maintain an allowance for doubtful accounts receivable based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term doubtful accounts was $645,618 at September 30, 2024 and $662,612 at December 31, 2023, respectively.  Additionally, an allowance for long-term doubtful accounts will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term doubtful accounts at September 30, 2024 and December 31, 2023 was $12,676 and $26,929, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or market. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information.  The reserve for obsolescence at September 30, 2024  and December 31, 2023 was $355,624 and $227,528, respectively

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized.  We have determined there were no impairment charges during the quarters ended  September 30, 2024 and 2023.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2024, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.

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

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2024	LEATT CORPORATION

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