Form 10-K
period 2024-12-31
Leatt Corp
filed 2025-03-28
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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
Yes [_] No [X]

As of June 30, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $18,999,865. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 6,217,550 outstanding as of March 18, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2024

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.7365 for its December 31, 2024 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmets complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmets complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. For the Chinese market the Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval.  Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification in compliance with new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776.

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

Leatt earns revenues through the sale of its products through approximately 61 distributors worldwide, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers and direct to end consumers through digital channels in the United States and South Africa, respectively.

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

Establishment of Two Eleven, Leatt Prop and Leatt USA

On August 17, 2007, the Company established Two Eleven Distribution, a California limited liability company, as its wholly-owned subsidiary. Located in Santa Clarita, California, Two Eleven was formed to serve as the Company's executive offices in the United States, as well as the exclusive distributor of Leatt® products in the United States. On March 8, 2021, the Company's Board of Directors approved the redomicile of Two Eleven Distribution to the State of Nevada, pursuant to a Plan of Conversion, effective upon the filing of Articles of Conversion with the Nevada Secretary of State on April 5, 2021.

Leatt Prop (Proprietary) Limited, a South African company, was established on June 24, 2022, by the Company, as its wholly-owned subsidiary, for the purpose of purchasing immovable property in South Africa. The Company has not moved forward with its original plan to date and Leatt Prop remains dormant.

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

The Moto helmet range, designed for off-road motorcycle riders, consists of the award-winning Moto 9.5 Carbon Helmet, a race-ready, premium carbon shell helmet; the Moto 8.5 Helmet with four densities of impact foam, the Moto 7.5 Helmet, a lightweight helmet with a super-ventilated injected polymer compound shell; the Moto 3.5 Helmet, a polymer helmet with 360-degree turbine technology and multi-density impact foam at a competitive price point (with a competitively priced version for young riders, the Moto 3.5 Junior, Helmet); and the latest addition, the Moto 2.5 Helmet, a polymer compound helmet with 360-degree turbine technology at the most competitive price point in the range. All these helmets meet U.S. DOT and ECE 22.06 standards.

The MTB helmet range consists of the premium MTB Gravity 8.0 Helmet, a well-ventilated composite helmet made specifically to suit downhill and BMX riders' requirements which has passed Motorcycle ECE standard and ASTM certified; the MTB Gravity 6.0 Carbon Helmet, a DH certified lightweight M-Forge® carbon shell helmet with a composite chin bar; the Helmet MTB Gravity 4.0, a DH certified lightweight polymer shell helmet with maximized ventilation; the Helmet MTB Gravity 2.0, a DH certified ASTM polymer shell helmet with stainless steel mesh vents for added protection against debris; the Helmet MTB Gravity 1.0, a polymer helmet with 360-degree turbine technology at a competitive price point, and its junior version, the Helmet MTB Gravity 1.0 Junior, certified ASTM downhill for use by younger riders.

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

In 2020, the Company introduced the Urban range designed for riding on the busy streets. This range includes: the MTB 2.0 Urban Helmet, a stylish helmet with a fit system for improved individual fitment and stability; and the MTB 2.0 Junior Urban Helmet.

The Company offers various versions, sizes and colors of these products to appeal to different clients in different disciplines and to address different price points. All our helmets have achieved CE certification and other certifications as necessary, depending on market requirements. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmets comply with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with the ACU Gold standard, for the Japanese market our Moto 3.5 helmet complies with the JIS T 8133 standard, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with the NBR 7471 standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have also acquired NTA8776 certification, to meet the new e-bike helmet certification requirements of the Dutch Technical Agreement (NTA) 8776. For the Chinese market the Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval. To view a detailed listing of these products please see our website: www.leatt.com.

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

In 2014, we expanded into shoulder and knee-brace markets with the addition of our shoulder brace and C-Frame knee brace to our range of body protection products. In the 2015 first quarter our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include: the Moto C-Frame Pro Knee Brace Carbon, which is the premium knee protection in the range; the Moto C-Frame Hybrid Knee Brace Carbon, which is slimmer than the Pro Carbon model to fit race pants while retaining the stiff chassis of the mono hinge; the Moto X-Frame Knee Brace Carbon, which is injected carbon cage-type knee protection; the Moto X-Frame Hybrid Knee Brace Carbon , which includes a sleeve with Reaflex impact gel knee cup with hard shell for ultimate knee brace comfort; and the Moto Z-Frame Knee Brace, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Moto Z-Frame Knee Brace Junior and Moto C-Frame Knee Brace Junior, both of which are designed for younger athletes.

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

In 2020, we launched our MTB shoes. The MTB shoe range has since expanded to include at least 13 different models of MTB shoes designed to satisfy any rider's needs, including a variety of clip-on shoes and flat shoes in various colors. The Clip range includes various styles of shoes with the ClipGrip SPD channels. All our shoe soles include the RideGripTM PRO Compound for traction and enhanced bike control. The entry-level MTB 1.0 Flat Shoe and MTB Hi Flat Shoe can be used as an everyday casual shoe.

We also introduced the ProClip range, which includes the ProClip 8.0 Endurance, designed with a Ripstop Polymer Fiber upper reinforced with a TPU overlay and equipped with two insoles for enhanced support. The ProClip 6.0 features the RideGrip™ compound, providing superior traction and durability, while the HydraDri 5.0 ProClip incorporates a HydraDri membrane waterproof bootie construction to keep feet dry in wet conditions. Additionally, the ProClip 4.0 is equipped with the MOZ cable lacing system, allowing for precise micro-adjustments to ensure a comfortable and secure fit.

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

Casual Clothing and Accessories

We also sell a variety of casual clothing and caps which we have expanded to include sunglasses. We sell accessories that complement our expanding range of products including toolbelt bags, duffel bags, gear bags, helmet bags, backpacks, hats and hydration kits. The products are designed in line with the latest international fashion trends.

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

• 2015 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.

• Decline Magazine: Decline Magazine awarded Leatt Knee Guards a five-star rating based on the products' fit, impact testing, breathability and overall appeal (July 2016).

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

• Design & Innovation Award: Leatt is a frequent winner of this award conferred each year by the Design & Innovation jury of bicycle industry experts in recognition of bicycles and bicycle products. The Leatt DBX 5.0 Composite Helmet and the Leatt DBX Enduro Lite WP 2.0 each won a Design and Innovation Award for 2016; the Leatt DBX 2.0 Helmet and the Leatt DBX 3.5 Neck Brace each won a Design and Innovation Award for 2018; the Leatt DBX 4.0 Helmet won a 2019 Design & Innovation Award; the Leatt 4.0 Velocity Goggles won a 2021 Design and Innovation Award; the Mono Suit MTB HydraDri® 5.0 and the Leatt MTB 3.0 Enduro helmet each won a 2023 Design and Innovation Award; and the new Leatt All-Mountain 5.0 Jersey and the Leatt All-Mountain 4.0 Pants each won a 2024 Design and Innovation Award and in 2025, the Leatt Ride Kit MTB 1.0 and the Ceramag AllMTN 8.0 Ti Flat Pedal were awarded with Design & Innovation Awards.

We believe that the premium quality of the Leatt® neck brace has resulted in increased sales since inception. We have sold in excess of 976,000 units of the Leatt® neck brace products worldwide to date.

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

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2024, and 2023, were not material and we do not foresee these amounts being material in the near future.

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

Our Customers

Leatt earns revenues through the sale of its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by certain international brands. Leatt sells its products directly to dealers and direct to end consumers through digital channels in South Africa (through Leatt SA), in the USA (through Two Eleven), and through a network of approximately 61 third-party distributors worldwide. Our distributors are required to follow certain standard business terms and guidelines for the sale and distribution of our products. Two Eleven also sells our products directly to consumers through our online store available at www.leatt.com.

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

We generate revenue both in the United States and abroad. For the years ended December 31, 2024 and 2023, annual revenues associated with international customers were $30,410,516 and $33,271,920 or 69% or 70% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2024. For the years ended December 31, 2024 and 2023, our largest customer accounted for approximately 2% and 6% of our annual U.S. revenue, respectively.  As of December 31, 2024 and 2023, $213,391 or 3% and $370,027 or 5% of our accounts receivable, was due from this customer.

For both years ended December 31, 2024, and 2023, one customer accounted for approximately 4% and 8% of our annual international revenue, respectively. As of December 31, 2024 and 2023, $500,548 or 8% and $0 or 0% of our accounts receivable, was due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 741 active distributors and dealers who stock Leatt products in the U. S. and approximately 249 active dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to, and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2024, and 2023 were $4,454,906 and $4,127,798, respectively, representing approximately 10% and 9% of our revenues, respectively.

Our Growth Strategy

We are committed to growing our business in the coming years. The key elements of our growth strategy are summarized below:

Regional Distribution. Our product range has attracted the interest of global retailers and distributors of protective gear for motor and extreme sports, as well as motorcycle manufacturers and racing teams. The resultant interest and the expected demand for our products prompted us to change our production and distribution strategy in order to cater to this demand. In November 2007, we established Two Eleven, our wholly owned Nevada subsidiary, to manage and control the distribution of our products, particularly in the United States. We distribute products to international consumers through a network of international third-party distributors who are selected by our management team based on their financial status, distribution abilities and creditworthiness, their location in major geographic territories, their marketing and media presence and their portfolio of leading motorcycle brands and accessories as well as their reputation among industry players. We are continuously refining our global multi-channel distribution network by appointing new distributors and dealers with a specific focus on the motorcycle, ADV or bicycle market. We believe that regional distributors will better promote our products in the designated regions and expand our global customer base. In the U.S. we are expanding and upgrading our dealer network and sales management team.

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

Expanding our Portfolio of Products. A cornerstone of Leatt's growth strategy is the introduction of new products that are designed reach a wider rider audience and penetrate new markets. This includes expanding our product range to include innovative protective gear and peripheral products that are well differentiated and align with our core competencies and design principles. Over the last 2 decades we have systematically added worldclass product categories to our range which has made the company a head-to-toe brand for motorcycle, adventure and cycling gear. We continue to develop and refine our product categories.

Our Research and Development Efforts

Our Chairman and Founder, Dr. Christopher Leatt, is our primary research and development consultant and heads the research and development efforts conducted at our research facility, or Leatt Lab, located at our executive headquarters in Cape Town, South Africa. The facility houses a team of biomedical engineers, technicians, designers, and a medical doctor, who ensure products are scientifically conceived, tested and approved. This facility features state of the art testing and prototyping equipment as well as sophisticated simulation modelling and analysis. Leatt also frequently uses the services of outside consultants, academic institutions, and engineering companies, to assist us with our research and development efforts as well as evaluate our methodologies.

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our helmets have achieved CE certification and other certifications as necessary, depending on market requirements. For the U.S. market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmets comply with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with the ACU Gold standard, for the Japanese market our Moto 3.5 helmet complies with the JIS T 8133 standard, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with the NBR 7471 standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have also acquired NTA8776 certification, to meet the new e-bike helmet certification requirements of the Dutch Technical Agreement (NTA) 8776. For the Chinese market the Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval.  We are continuously working to expand our range of products with further technological innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2024, and 2023 amounted to $2,523,881 and $2,526,550, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the protective gear and apparel market, some of whom have substantially greater financial and other resources than we currently have. According to the 2023 Racer X Readers' Choice Survey discussed elsewhere herein and available at https://rx.iscdn.net/media-kit/2024/01/329_readers-choice-survey-results-2023-1.pdf our major competitors are Alpinestars S.p.A, Fox Head, Inc.; Bell Sports, Inc., EVS Sports, and Fox Racing.

Competition is based on quality, price, reputation, industry endorsements and certifications, as well as, on product design, consumer brand recognition, marketing support and distribution strategies. We believe that our products can be distinguished from the products offered by our competitors because our products are innovative, safety tested, versatile, aesthetically appealing, priced competitively and comfortable without compromising quality and performance.

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

• Diverse Multi-Cultural Skilled Management Team. Our management team is knowledgeable and experienced in the personal protective equipment industry, sports medicine, and business development. Our executive corporate management team consists of Mr. Sean Macdonald, Dr. Christopher Leatt, and Mr. Erik Olsson. Mr. Macdonald is our Chief Executive Officer, Chief Financial Officer, President and Director, and is a Chartered Accountant with over 20 years' experience in the financial and operational aspects of running sports orientated growth companies. Dr. Leatt is our Founder, Chairman and Research and Development consultant, who developed the Leatt-Brace® from his study of the benefits and viability of a neck protection system for helmet clad sport and recreational users. Mr. Olsson is our General Manager and Head of International Distribution and has served for over 25 years as a Sales and Product Manager for various companies in the power sports industry.

• Sale and Distribution Channels: Our ability to attract top tier distribution and retail sales channels for the sale of our products is a competitive advantage. These distributors have the financial and distribution resources and relationships to penetrate existing product categories within dealerships and reach a wide geographical dealer network and ultimately consumer base. The Company sells its products to consumers through a global network of approximately 61 global distributors, including the Company's U.S. subsidiary, Two Eleven, and its South African subsidiary, Leatt SA. The Company manages this distribution network through its establishment of standard business terms and guidelines for the sale and distribution of its products to retailers worldwide, and through its direct control of Two Eleven and Leatt SA, the exclusive distributors of Leatt products to retailers in the U.S. and South Africa, respectively. Our research and development and marketing teams also work closely with distributors to educate their sales forces about technical innovations in our products, and to provide support in the marketing and other promotion of our products. We believe that our increase in worldwide sales and our continued expansion into global markets is a testament to the efficiency and effectiveness of our worldwide distribution channels.

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

Xceed has licensed us thirty-five utility patents registered in various countries for the Neck Brace. Thirty-four expired in 2024 and one is renewable in 2025. Furthermore, we have a license for five European and U.S. patent designs covering various Neck Brace designs, two expire in 2025, while the remainder have renewal dates in 2025 and 2027.

We hold one South African patent for the shoulder brace, and one South African patent for the Chest protector, both have renewal dates in 2025. We hold knee brace patents in both U.K. and Germany with renewal dates in 2025. We hold one design patent in Europe for our MTB shoe sole design which will expire in 2025.

We hold patents for goggles in both the U.K and Germany with renewal dates in 2025. We hold four design patents for goggles in Europe, with renewal dates in 2027, 2029, and 2030. We hold three design patent for goggles in the U.S.A, which will be renewable in 2027, and have another two design patent applications for goggles pending.

We hold patents for our Turbine helmet in Australia, Hong Kong, Germany and the U.K. which all have renewal dates in 2025. The European patent application for our Turbine helmet on which the U.K. and German patents are based is opposed. We hold two patents for our Turbine Helmet in the U.S.A., with renewal dates in 2025 and 2027, and another patent application currently pending in the U.S.A. We hold two U.S.A. design patents, one for our visor screw and the other for our hydration system, these patents expire in 2031 and 2030, respectively. We hold one European design patent for our visor screw and hydration system that is renewable in 2029.

We hold design patents for the STX Neck Brace in Japan, Europe, and the U.S.A. The design patents in Japan and Europe are renewable in 2025. The design patent in the U.S.A. expires in 2026.

We hold a Flexlock Boot patent in the U.S.A., U.K., Germany, Italy, and Thailand, and all patents are renewable in 2025. We hold a patent for boots in the U.K. which is renewable in 2026. We hold one patent application for boots in Germany which is currently pending, with a renewal date of 2026.

We hold three patents for a jacket in Germany, U.K., and U.S.A., the patents for Germany and the U.K are up for renewal in 2026 and U.S.A. in 2028. We hold patents for our hoodies with a magnetic fixture in Germany, U.K., and U.S.A. The patents for Germany and the U.K are up for renewal in 2025 and U.S.A in 2026.

We hold a design patent for a team sport product in the U.S.A. We filed two patent applications for airbag products in the U.K., both are currently pending with renewal dates in 2027.

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

We have extensive licensed and registered trademarks. Leatt® is trademarked in Argentina, Australia, Brazil, Canada, Chile, China, the European Union, Indonesia, Japan, Malaysia, Mexico, New Zealand, Philippines, Singapore, South Africa, Taiwan, U.S.A and the U.K. in multiple classes depending on the jurisdiction. These multiple trademarks have renewal dates between 2026 and 2034. We also have a pending application for Leatt in Colombia, the Russian Federation, Thailand and Vietnam. Leatt-Brace® has been trademarked in China, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2027 and 2034. ALPT® and Alternative Load Path Technology® trademark is registered in U.S.A. in class 9 renewable in 2031 and 2030 respectively. Leatt® has also been trademarked in special script in Brazil and China with renewal dates in 2032. The Leatt Devices and/or Icons have been trademarked in Brazil, the European Union, South Africa, U.K. and U.S.A. with renewal dates between 2029 and 2034 in multiple classes depending on the jurisdiction.

We have expanded our trademark portfolio to accommodate our expanding product categories. Brace On® is registered in class 9 in Australia, the European Union, U.K. and U.S.A. with renewal dates between 2031 and 2033. RIDEVIZ® is registered in class 9 in Australia, China, the European Union, U.K. and U.S.A. with renewal dates between 2030 and 2032. RideGrip® is registered in class 25 in China, the European Union, and U.K. and U.S.A. with renewal dates between 2030 and 2032. FirstTurn® is registered in class 9 in China, the European Union, U.K. and U.S.A. with renewal dates between 2030 and 2032. CeraMag® is registered in class 12 in the European Union, U.K. and Taiwan with renewal dates in 2031 and 2032. We have CeraMag™ trademark pending in class 12 in U.S.A. HydraDri® is registered in classes 25 and 28 in the European Union, U.S.A. and U.K. with renewal dates between 2031 and 2033. We have Three L Device® trademarked in the European Union, U.K. and U.S.A. with renewal dates between 2027 and 2034. We have a Leatt FlexMesh® trademark in the European Union in class 28.

We have FlexMeshTM trademark pending in the U.S.A. in class 28. We have SlidelockTM trademark pending in the U.S.A. in class 25. We have Thermaflow™ and HeatGrip™ trademarks pending in the U.S.A., both in class 25.

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

Our Employees

As of December 31, 2024, we employed 75 full-time employees and 60 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2024.

Employee & Contractor Function	Number
Executive	3
Internet & Technology	4
Marketing	22
Finance	6
Operations and Distribution/Logistics	23
Research and Development/Leatt Lab	23
Legal & Compliance	5
Sales & Customer Services	46
Support Staff	3
Total	135

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

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $44.03 million for the fiscal year ended December 31, 2024. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

It means that as a minimum these products must comply with: the basic Health and Safety requirements of the PPE regulation; certain chemical innocuousness tests prescribed in EN ISO 13688:2013 "Protective clothing - General Requirements"; and the requirements relating to usage, care, cleaning, sizing and other information to be supplied with the product. Accordingly, all Leatt-Braces®, MTB Helmets, chest protectors, body protectors, knee braces, limb protectors, boots, goggles, gloves with knuckle protection, on-road jacket and pants, as well as rally jacket and pants are CE certified. Only our peripheral products such as certain jackets, clothing, and caps are not covered.

In addition to the minimum requirements some products require compliance with the European Standards, or EN (European Norm), specific to certain categories of PPE in order to achieve certification. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company's case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; EN1621-3 Chest Protectors; EN 21420:2020 Protective Gloves; EN 13594:2015 Protective gloves for motorcycle riders; EN1078:1997 Helmets for pedal cyclists and for users of skateboards and roller skates; EN 13634: 2017 Protective footwear for motorcycle riders; EN1938:2010 Personal eye protection - Goggles for motorcycle and moped users; EN 13595-3:2020 - "Protective garments for motorcycle riders - Parts 3: Class AA Garments"; EN 13595-4:2020 - "Protective garments for motorcycle riders - Parts 3: Class A Garments". These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labelling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, wrist brace or specialized protective equipment for juniors, the Notifying Body will be responsible for interpreting the requirements based on the intended use and environment, develop appropriated testing protocols and perform the technical evaluation necessary for certification.

The PPE Regulation (EU) 2016/425 is total harmonization and a "New Approach" legislation aligned to the "New Legislative Framework". It lays down essential health and safety requirements (EHSRs) and leaves it to standards, primarily European harmonized standards, to give technical expression of the relevant requirements contained in the Regulation.

FDA and MHRA Registration

In the 2015 first quarter our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2025, we will be required to maintain logs of complaints or problems, and to provide appropriate labelling for medical uses. We have renewed our registration until December 31, 2025. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, all Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. For the US market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmet complies with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market, our bicycle helmet complies with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with ACU Gold and for the Japanese market our Moto 3.5 helmet complies with JIS T 8133. For the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets complies with NBR 7471. The Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval in China. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, this is a new e-bike helmet certification which confirms that a helmet complies with the requirements in the Dutch Technical Agreement (NTA) 8776.

We also voluntarily submitted our Moto GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and reviewed by KTM (Austria). We believe that such testing, while not mandatory, provides validation for our product's performance.

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

Legal and regulatory developments related to climate change or other initiatives could also potentially increase costs and affect our ability to deliver our products. We have begun to utilize eco-friendly and sustainably sourced materials for the packaging of our products and have recently introduced a new range of MTB products made from biodegradable, plastic-free materials that maintain their high-performance edge and durability. We are continually considering and implementing steps to sustainably reduce the Company's carbon footprint and we are currently evaluating various environmental certification body's with the intent of certifying our efforts to reduce our impact on the environment over the last few years. There were no material capital expenditures for environmental matters in the year ended December 31, 2024.

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

For the years ended December 31, 2024 and 2023, annual revenues from sales to international customers were $30,410,516 and $33,271,920,  or 69% and 70% of our total revenue, respectively. While we do not expect to see any significant material adverse impact on our distribution channels (discussed elsewhere in this report), if demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

In Europe we have significantly more sales than we do expenses. Since 69% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position.

We derive 69% of our revenues from international sales and we develop and primarily manufacture our products outside of the U.S. As a result, we are subject to risks associated with shipping products across borders, including shipping delays, customs duties, export quotas and other trade restrictions that could have a significant impact on our revenue and profitability.

Although there is more certainty regarding the outcome of BREXIT due to the withdrawal agreement that was concluded between the European Union and the United Kingdom on January 24, 2020, we continue to evaluate the potential effect of the United Kingdom's (U.K.) departure from the European Union (EU) (commonly referred to as "Brexit") on our business operations and financial results. We anticipate that Brexit may have adverse tax effects on movement of products or sustainment activities between the U.K. and EU. Additionally, Brexit may still have an impact the value of the pound sterling. If the pound sterling were to depress significantly against the U.S. dollar, this could negatively impact the ability of our U.K. customers to afford our products. Currently, we do not anticipate that Brexit will have a material impact on our operations or our financial results.

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

Although our Cash and cash equivalents at December 31, 2024 were $12,368,100 and we currently meet our working capital requirements with cash flow provided by our operating activities, we expect to continue doing so for the foreseeable future. Since November 2018, the Company has maintained a revolving line of credit agreement with a bank under which it now has access to a line of credit facility of $1,500,000 which remains available in full for advances through March 1, 2026. However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2024 and 2023, our largest customer accounted for approximately 2% and 6% of our annual U.S. revenue, respectively. As of December 31, 2024 and 2023, $213,391 or 3% and $370,027 or 5% of our accounts receivable, was due from this customer.  For both the years ended December 31, 2024 and 2023, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 4% and 8% of our annual international revenue. As of December 31, 2024 and 2023, $500,548 or 8% and $0 or 0% of our accounts receivable, respectively, was due from this international customer. We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

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

Our future business and results of operations depend in significant part upon the continued contributions of our key technical and senior management personnel, including specifically, Dr. Christopher Leatt, our Chairman and Research and Development Consultant and the licensor of some of our intellectual property, Sean Macdonald, our Chief Executive Officer and President, and Erik Olsson (collectively, "Key Personnel"). Our future also depends in significant part upon our ability to attract and retain additional qualified management, technical, marketing and sales and support personnel for our operations. To address this risk, we have taken out key man insurance on our Key Personnel. However, if we lose any of our Key Personnel, if any of them fails to perform in their current position, or if we are unable to attract and retain skilled personnel as needed to support business operations from time to time, our business could suffer. In addition, significant turnover of Key Personnel in our senior management could significantly deplete our institutional knowledge held by them. We depend on the skills and abilities of these Key Personnel in managing the development, manufacturing, technical, marketing and sales aspects of our business, any part of which could be harmed by further turnover.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2024. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of the COVID-19 pandemic on the Company's results of operations for the year ended December 31, 2024. We remain cautiously optimistic that ongoing efforts to increase the availability and use of COVID-19 vaccines and other precautions worldwide will neutralize any future impact of the virus and its mutations throughout Europe and the U.S. (our largest markets). The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

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

We have obtained certification and approvals for certain of our products, including approval of our new knee brace as a Class 1 medical device by both the U.S. FDA and the U.K.'s Medicine and Healthcare Regulatory Products Agency (MHRA), and approval of our shoulder brace as a Class 1 medical device by the U.S. FDA. All our products are compliant with applicable European Union directives, or CE certified, where appropriate. All Leatt Personal Protective Equipment (PPE) products are CE Certified showing compliance with European Economic Community (EEC) directive 89/686/EEC that imposes mandatory accreditation of all Personal Protective Equipment products offered for sale in the EEC. This includes the Company's Leatt-Brace® and body protection products. We have also obtained certifications for our helmets depending on the market, for the U.S. market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For our Australian Market our bicycle helmet complies with AS/NZS 2063. For the U.K. market substantially all of our motorcycle helmets comply with ACU Gold and our Moto 3.5 helmets comply with JIS T 8133 for the Japanese Market. For the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets complies with NBR 7471. For the Chinese market the Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval. Both our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, which is new e-bike helmet certification. We also voluntarily submitted our GPX neck brace to be tested by the in-house engineers of BMW Motorrad (Germany) and to be reviewed by KTM (Austria).

We believe that such testing, while not mandatory, will provide validation for our product's performance, however, there is no guarantee that our products will receive DOT, EN1078, CCC, CPSC 1203, ASTM F1952, AS/NZS 2063, NTA8776, ECE 22.06, ACU Gold, CE Certification or meet BMW testing standards. Our failure to meet testing standards could cause reputational harm and have a negative effect on net sales of products.

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

Our Company's officers, directors and affiliates collectively own 48.1% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

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

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 20% of the space is used by our finance, legal and operations teams, 10% is used for warehousing and South African distribution 35% is used by marketing and the remaining 35% is used by Leatt Lab and our research and development team. We purchased this property during 2023.

We lease extra warehouse space to store inventory located at Unit 2, Stand no. 37, Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated May 25, 2023, between Leatt SA and FC Rust Theron Inc, and was scheduled to expire on February 28, 2025. On February 18, 2025, we renewed the original lease agreement, effective March 1, 2025, and it is now scheduled to expire on July 31, 2025. The lease agreement requires us to pay a monthly rent of ZAR16,864 or $900 for the first four months, and ZAR 18,298 or $977 for the following month.

We entered into a lease agreement for office space and warehouse space to store inventory located at Unit 9, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550. We occupy these premises pursuant to a lease agreement, dated February 24, 2022, between Leatt SA and Montprop Beleggings (Pty) Ltd, which as amended, is scheduled to expire on February 28, 2027.  The renewed lease agreement requires us to pay a monthly rent of ZAR 34,478 or $1,840 for the twelve months, and ZAR 36,892 or $1,969 for the following twelve months. The rent payable excludes VAT, water, electricity, and other associated costs.

We entered into a lease agreement on February 20, 2025, to lease office and warehouse space at Unit 8, Sycamore Park, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550 for 20 months from July 1, 2025, to February 28, 2027. The first eight months the Company shall pay ZAR 33,260 or $1,775, for the first eight months and then ZAR 35,588 or $1,899, per month for the remainder of the lease term. The rent payable excludes VAT, water, electricity, and other associated costs.

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

  On February 26, 2025, a lawsuit was filed against the Company and other defendant in the Supreme Court of the State of New York, County of Queens, for alleged violation of the American Disabilities Act of 1990, in connection with the accessibility of the Company's website to visually impaired and/or legally blind individuals who may wish to purchase products thereon.  The litigation is at an early stage and the Company is in the process of investigating the claim.

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

	Closing Prices
	High	Low
Year Ended December 31, 2025
1st Quarter (January 1, 2025 to March 19, 2025)	$7.60	$7.00
Year Ended December 31, 2024
1st Quarter	$9.90	$7.60
2nd Quarter	$9.15	$5.75

3rd Quarter	$9.49	$6.12
4th Quarter	$8.89	$6.92

Year Ended December 31, 2023
1st Quarter	$19.25	$10.85
2nd Quarter	$12.55	$10.95

3rd Quarter	$14.57	$11.05
4th Quarter	$ 11.99	$ 9.11

Holders

As of March 5, 2025, there were approximately 177 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

The following table includes the information as of December 31, 2024 for each category of our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	$1.00	177,300
	52,000	$2.60
	52,000	$1.60
	87,000	$2.30
Equity compensation plans not approved by security holders	0	--	0
Total	191,000	--	177,300

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2024 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2024.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmet complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard.  Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 have CCC approval for the market in China. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776.

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

Leatt earns revenues through the sale of its products through approximately 61 distributors worldwide and 6 e-commerce partners, who in turn sell its products to retailers. Leatt distributors are required to follow certain standard business terms and guidelines for the sale and distribution of Leatt products. Two Eleven and Leatt SA directly distribute Leatt products to dealers and direct to end consumers through digital channels in the United States and South Africa, respectively.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 31, 2024, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 69% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

Results of Operations

Year ended December 31, 2024, compared to the year ended December 31, 2023

The following table summarizes the results of our operations during the years ended December 31, 2024 and 2023 and provides information regarding the dollar and percentage of year-over-year increase or (decrease):

	Fiscal Year Ended December 31,			Percentage
	2024	2023	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$44,027,942	$47,241,187	$(3,213,245)	-7%
COST OF REVENUES	26,314,945	27,435,115	$(1,120,170)	-4%
GROSS PROFIT	17,712,997	19,806,072	$(2,093,075)	-11%
PRODUCT ROYALTY INCOME	326,614	93,696	$232,918	249%
OPERATING EXPENSES
Salaries and Wages	7,140,550	5,443,685	$1,696,865	31%
Commissions and Consulting	535,584	434,657	$100,927	23%
Professional Fees	627,659	748,608	$(120,949)	-16%
Advertising and Marketing	4,454,906	4,127,798	$327,108	8%
Office Lease and Expenses	702,785	596,862	$105,923	18%
Research and Development Costs	2,523,881	2,526,550	$(2,669)	0%
Bad Debt Recovery	(76,278)	(10,288)	$(65,990)	-641%
General and Administrative	3,879,553	3,438,746	$440,807	13%
Depreciation	1,229,847	1,174,664	$55,183	5%
Total Operating Expenses	21,018,487	18,481,282	$2,537,205	14%
INCOME (LOSS) FROM OPERATIONS	(2,978,876)	1,418,486	$(4,397,362)	-310%
Other Income (Expenses)	275,413	(39,138)	$314,551	804%
INCOME (LOSS) BEOFRE INCOME TAXES	(2,703,463)	1,379,348	$(4,082,811)	-296%
Income Taxes	(498,799)	576,189	$(1,074,988)	-187%
NET INCOME (LOSS)	$(2,204,664)	$803,159	$(3,007,823)	-374%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the year ended December 31, 2024 were $44.03 million, a 7% decrease, compared to revenues of $47.24 million, for the year ended December 31, 2023. This decrease in worldwide revenues is attributable to a $2.73 million decrease in helmet sales, a $0.31 million decrease in neck brace sales, a $0.12 million decrease in body armor sales and a $0.06 million decrease in other products, part and accessory sales. Revenues associated with international customers for the years ended December 31, 2024 and 2023, respectively were $30.41 million and $33.27 million, or 69% and 70% of global revenues. Although, consumer direct sales increased by 15% and dealer direct sales increased by 0.3% for the year ended December 31, 2024, sales to our global distributors decreased by 12% when compared to the year ended December 31, 2023 as our distributor orders reflected conservative patterns in the context of industry-wide inventory dynamics.

The following table sets forth our revenues by product line for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	% of Revenues	2023	% of Revenues
Neck braces	$2,440,697	6%	$2,748,533	6%
Body armor	22,456,134	51%	22,576,722	48%
Helmets	8,389,186	19%	11,117,109	23%
Other products, parts and accessories	10,741,925	24%	10,798,823	23%
	$44,027,942	100%	$47,241,187	100%

Sales of our flagship neck brace accounted for $2.44 million and $2.75 million, or 6% and 6% of our revenues for the years ended December 31, 2024 and 2023, respectively. The 11% decrease in neck brace revenues is primarily attributable to a 11% decrease in the volume of neck braces sold during the 2024 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor revenues accounted for $22.46 million and $22.58 million, or 51% and 48% of our revenues for the years ended December 31, 2024 and 2023, respectively. Although revenues generated on the sale of upper body and limb protection increased by 14% during the 2024 period, the 1% decrease in body armor revenues was primarily the result of a 36% decrease in revenues generated from the sale of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2024 period. Footwear has been a particularly constrained category due to post-Covid stocking dynamics on an industry-wide basis.

Our helmets accounted for $8.39 million and $11.12 million, or 19% and 23% of our revenues for the years ended December 31, 2024 and 2023, respectively. Although strong shipments of our ADV helmet, designed for adventure motorcycle riding continued, the 25% decrease in helmet revenues is primarily due to a 37% decrease in the volume of MOTO and MTB helmets sold to our international customers during the 2024 period as our distributors continued to manage elevated inventory levels as a result of post-Covid stocking dynamics that continue to improve as participation remains strong and ordering patterns improve.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, sunglasses, bicycle components and aftermarket product support items. Other products, parts and accessories sales accounted for $10.74 million and $10.80 million, or 24% and 23% of our revenues for the years ended December 31, 2024 and 2023, respectively. The 1% decrease in revenues of other products, parts and accessories is primarily due to a 22% decrease in the sales volume of our MOTO and MTB technical apparel lines, designed for motorcycle and mountain biking use that was partially offset by strong sales of ADV technical apparel, designed for adventure motorcycle riding during the 2024 period.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2024 and 2023 were $26.31 million and $27.44 million, respectively. Gross Profit for the years ended December 31, 2024 and 2023 were $17.71 million or 40% of revenues, and $19.81 million or 42% of revenues, respectively. The 2% decrease in gross profit as a percentage of revenues for the year ended December 31, 2024 was primarily due to dealer and consumer direct promotional selling opportunities that were pursued on affected product categories in the United States and South Africa as the Company continued to seek opportunities to turn over less current, slower moving inventory in the context of industry-wide stocking and promotional dynamics at the dealer and distributor level. Participation remains strong and current ordering patterns reflect re-stocking at the dealer and distributor level as industry-wide inventory reaches sustainable levels.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2024 and 2023 were $326,614 and $93,696, respectively. The 249% increase in product royalty income is primarily due to an increase in the sale of licensed products to licensees during the 2024 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2024 and 2023 were $7,140,550 and $5,443,685 respectively. This 31% increase in salaries and wages during the 2024 period was primarily due to the employment of sales, marketing and brand management professionals in the United States and abroad as the Company continues to invest in building and expanding a strong and diversified multi-channel selling operation globally.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2024 and 2023 were $535,584 and $434,657, respectively. This 23% increase in commissions and consulting expenses during the 2024 period is due to an increase in consulting expenditures incurred as the Company continues to streamline domestic sales taxation and operating processes.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand its portfolio of exceptional protective gear. Professional fees for the years ended December 31, 2024 and 2023 were $627,659 and $748,608, respectively. The 16% decrease in professional fees is primarily due to a decrease in expenditures on patent litigation and patent maintenance expenditures during the 2024 period.

Advertising and Marketing - The Company primarily places paid advertising on various motorsport and bicycle online platforms and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2024 and 2023 were $4,454,906 and $4,127,798, respectively.  This 8% increase in the 2024 period is primarily due to continued investment in the production and implementation of marketing campaigns designed to promote global consumer brand recognition and the Company's expanding product categories to a wider global rider audience, that now includes adventure riders.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2024 and 2023 were $702,785 and $596,862, respectively. Although, lease expenses relating to our offices and warehouses in the United States and South Africa decreased when compared to the 2023 period, the 18%, increase in office lease and expenses is primarily due to the inclusion of consolidation warehousing costs incurred during the 2024 period in order to facilitate consolidated global shipping.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products. Research and development costs for the years ended December 31, 2024 and 2023 were $2,523,881 and $2,526,550, respectively. This marginal decrease in research and development costs during the 2024 period is primarily the result of a decrease in external product development costs, that were partially offset by an increase in salaries of staff directly involved in the development process as the Company continues to build an in-house, global team of developers and engineers.

Bad Debt Recovery - Bad debt recovery for the years ended December 31, 2024 and 2023 were $76,278 and $10,288, respectively. This 641% increase in bad debt recovery is primarily the result of a decrease in bad debts that were considered irrecoverable during the 2024 period, when compared to the prior year comparative period.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2024 and 2023, were $3,879,553 and $3,438,746, respectively. The 13% increase in general and administrative expenses is primarily due to an increase in merchant fees associated with an increase in consumer direct sales, as the Company continues to intensify its online selling activities. Additionally, travel costs associated with product development and selling activities in the United States increased as the Company continued to widen its product categories and footprint in the United States.

Depreciation Expense - Depreciation expense for the years ended December 31, 2024 and 2023 was $1,229,847 and $1,174,664, respectively. The 5% increase in depreciation expense is primarily due to software enhancements that were implemented to improve customer and consumer engagement and buying activity across the Company's digital and web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $2,537,205 to $21.02 million for the year ended December 31, 2024, when compared to $18.48 million in the 2023 period. This increase in total operating expenses during the 2024 period is primarily due to increases in salaries, advertising and marketing and general administrative expenditures that were partially offset by decreases in professional fees and bad debts discussed above.

Other Income (Expenses) - Other income (expenses) for the years ended December 31, 2024 and 2023 was $275,413 and ($39,138), respectively. The 804% increase in other income is primarily due to an increase in interest received during the 2024 period.

Net Income (Loss) - The net loss after income taxes for the year ended December 31, 2024 was ($2,204,664), a decrease of $3,007,823, when compared to a net income after income taxes of $803,159. This 374% decrease in net income is primarily due to the decrease in sales and increase in operating expenditures discussed above.

Liquidity and Capital Resources

At December 31, 2024, we had cash and cash equivalents of $12.37 million, as compared to cash and cash equivalents of $11.35 million at December 31, 2023. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2024	2023
Net cash provided by operating activities	$2,793,192	$6,657,212
Net cash used in investing activities	$(1,228,935)	$(1,996,252)
Net cash used in financing activities	$(514,951)	$(1,290)
Effect of exchange rate changes on cash and cash equivalents	$(28,626)	$(415,195)
Net increase in cash and cash equivalents	$1,020,680	$4,244,475
Cash and cash equivalents at the beginning of period	$11,347,420	$7,102,945
Cash and cash equivalents at the end of period	$12,368,100	$11,347,420

Cash increased by $1,020,680 or 9%, for the year ended December 31, 2024. The primary sources of cash during 2024 were decreased inventory of $2,096,711, increased accounts payable and accrued expenses of $1,704,571, decreased accounts receivable of $746,723 and a decrease in long term accounts receivable amounting to $253,556. The primary uses of cash for the 2024 period were a net loss of $2,204,664, increased prepaid expenses and other current assets of $705,239, the repayment of a short-term loan amounting to $401,967, increased payments in advance of $206,166 and capital expenditures of $1,229,937.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank as well, as internally generated cash from operations. Management believes that its current cash and cash equivalent balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both domestically, as well as internationally.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the years ended December 30, 2024 and 2023, the Company paid an aggregate of $106,679 and $124,061, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2024 and 2023, the Company paid an aggregate of $26,670 and $31,015, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1, 2024 through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, and commencing July 1, 2024, this monthly fee increased to $47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the years ended December 31, 2024, and 2023, the Company recognized an aggregate of $555,317 and $538,001, respectively, in consulting fees to Innovation.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two Eleven Distribution, LLC. On March 1, 2021, we executed a second amendment to the line of credit. The amendment took retroactive effect to February 17, 2021, extended the line of credit facility through February 28, 2022, and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, and to amend Banking days and update Successor Rate. The bank further extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified Leatt Corporation that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment.  The Bank sent a letter dated January 24, 2025, notifying the Company that the Bank has extended the line of credit until March 1, 2026. As of December 31, 2024, there were no advances of the line of credit leaving $1,500,000 of the line of credit available for advance.

Pursuant to a Premium Finance Agreement, dated November 7, 2024, between the Company and Aon Premium Finance ("APF"), the Company is obligated to pay APF an aggregate sum of $1,087,103 in ten payments of $85,555 at an 8.976% annual interest rate, commencing on December 1, 2024, and ending on September 1, 2025.  Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default, APF has the right to accelerate the payment due under the agreement.  As of December 31, 2024, the Company has not defaulted on its payment obligations under this agreement.

On December 29, 2021, Two Eleven entered into a Loan and Security agreement with a bank, effective December 17, 2021, to finance equipment. The Equipment Note financed under the Loan and Security Agreement has a total value of $272,519, payable in 36 consecutive monthly installments commencing February 5, 2022, and continuing to January 5, 2025. Interest shall accrue on the entire principal amount of this Equipment Note outstanding from time to time at a fixed rate of 3.5370% per annum. The principal and interest amount of each payment shall be $7,990.  As of December 31, 2024 and 2023, respectively, $7,965 and $101,755 of the Equipment Note was outstanding.  The Equipment Note was paid in full on January 6, 2025.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of December 31, 2024 and 2023, respectively, $22,561 and $41,755 of the Equipment Note was outstanding.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty.

Sales totaling $0 and $31, 671 were deferred as all the requirements to have a contract with the customer in accordance with ASC 606 had not been met as of December 31, 2024 and 2023, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $0 and $6,400 for December 31, 2024 and 2023, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2024 and 2023 were $0 and $0, respectively.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding, and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term credit losses at December 31, 2024 was $500,164 and at December 31, 2023 was $662,612. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at December 31, 2024 was $3,366, and at December 31, 2023 was $26,929.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at December 31, 2024 was $533,953 and at December 31, 2023 was $227,528.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the years ended December 31, 2024 and 2023.

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

Foreign Exchange Risk

We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. Operating outside of the United States further exposes us to foreign exchange risk, which we monitor. We are most sensitive to changes in the exchange rates of the South African rand, the renminbi, the euro and the U.S. dollar. We have more ZAR expenses than we do sales in South Africa. Furthermore, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. Alternatively, if the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. In China we have more renminbi expenses than we do sales, because we manufacture our products in China that we sell globally. A decrease in the value of the U.S. dollar in relation to the renminbi could increase our cost of purchasing products in China. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. In Europe we have significantly more sales than we do expenses. Since 69% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

Inflation

Inflationary factors such as increases in the cost of our sales, salaries, wages and overhead costs may adversely affect our operating results. During the year ended December 31, 2024, the Company experienced inflationary cost increases that had an impact on both cost of sales, gross margins, salaries and selling, general and administrative expenses. A prolonged high rate of inflation in the future may have a significant adverse effect on our ability to maintain current levels of gross margin as a percentage of net sales if the selling prices of our products are not increased due to market dynamics. Additionally, prolonged inflationary pressure on salaries, selling, general and administrative expenses may have an impact on Net Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2024 and 2023 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2024, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2024 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2024 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 13, 2024.

Name	Age	Title
Dr. Christopher James Leatt	56	Founder, Chairman and Research & Development Consultant
Sean Macdonald	47	President, CEO, CFO and Director
Jeffrey Joseph Guzy	73	Director

DR. CHRIS LEATT: Dr. Leatt, aged 56, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. He is an avid MTB rider and completed the ABSA Cape Epic in 2019. He is currently pursuing a PhD in the Department of Neurosurgery at Stellenbosch University, looking at brain injury prevention.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 47, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 73, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation (OTC.CJAX). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He continues to work with emerging private companies and middle-market public companies. He serves as an independent director and chairman of the audit committee of public companies, Capstone Industries (OTC.CAPC) and Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (NASDAQ.BSFC) a public company.

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

Significant Employees

Name	Age	Position
Erik Olsson	57	International General Manager and Head of International Distribution
Todd Repsher	54	U.S. General Manager

ERIK OLSSON: Mr. Olsson, aged 57, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 20 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

TODD REPSHER: Mr. Repsher, aged 54, served as our U.S. General Manager from 2016 through December 2024, when his tenure with the Company ended. Mr. Repsher was an award-winning sales executive with over 20 years' experience in the marketing and sales of sports orientated companies in North America. Prior to joining us he was the National Sales Manager for Switzerland-based Scott Sports, Inc. from 2011 to 2013, where he managed the sale and distribution of all North American motorsports (off-road, on-road, snowmobile) apparel and accessories for Scott Sports. Prior to that, Mr. Repsher served, from 2002 to 2011, as the Outside Sales Territory Manager for California-based Fox Racing, Inc.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2022	70,179	--	239,432	17,166	--	--	519,468	846,245
	2023	61,743	--	21,105	--	--	--	538,001	620,849
	2024	65,867	--	46,900	--	--	--	555,317	668,084
Sean Macdonald, President, CEO, CFO and Director	2022	350,699	140,000	352,156	25,749	--	--	--	868,604
	2023	342,262	62,500	26,968	--	--	--	--	431,730
	2024	367,406	50,000	70,350	--	--	--	--	487,756
Todd Repsher U.S. National sales manager(4)	2022	230,700	28,500	58,036	9,904	--	--	1,985	329,125
	2023	246,000	10,500	--	--	--	--	1,550	258,050
	2024	268,483	--	--	--	--	--	101,693	370,176

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

4. Compensation to Mr. Repsher reflects amounts accrued during the 2024 period as severance payable to him in connection with his separation from the Company.

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2009, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of R 4,099,185 (approximately $224,222) and $107,991 per annum. Mr. Macdonald further received a travel allowance of R121,420 (approximately, $6,642), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Effective January 1, 2025, the Company and Mr. Macdonald agreed to amend the employment agreement to increase his base salary to R4,314,392 (approximately $230,267) and $113,660 per annum, subject to guaranteed minimum exchange rate, and to increase his travel allowance to R127,789 (approximately, $6,820). Mr. Macdonald may not sell any stock issued to him by the Company without prior written consent of the Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

Prior to his departure from the Company on December 13, 2024, we were party to an employment agreement, effective as of March 3, 2014, with Todd Repsher, our former U.S. General Manager, pursuant to which, as amended, we were obligated to pay him a base salary from $246,000 per annum. Mr. Repsher's tenure with the Company ended in December 2024.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, and commencing July 1, 2024, this monthly fee increased to $47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations.

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2024, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	12/22/2023	51,000		$9.38	$478,380
Sean Macdonald	12/22/2023	76,000		$9.38	$712,880

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 vested on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2024 for each of our named executive officers.

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

On February 25, 2019, the Board approved a grant to Mr. Repsher of a 10-year option to purchase 30,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 9,000 (30%) of which vested on February 25, 2019, another 6,000 of which vested on February 25, 2020, and another 6,000 of which vested on February 25, 2021. The remaining 9,000 (30%) shares vested on February 25, 2022. This option to purchase 30,000 shares was cancelled in December 2024, following Mr. Repsher's departure from the Company.

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2024.

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 vested on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC). None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2024.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2024.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2024:

Name	Fees earned	Stock	Option	All other	Total
	or	awards	awards	compensation	($)
	paid in cash	($)	($)	($)
	($)
Dr. Christopher James Leatt	65,867	46,900	-	-	112,767
Jeffrey J. Guzy	24,816	-	-	-	24,816
Sean Macdonald	19,237	70,350	-	-	89,587

Narrative to Director Compensation Table

During the 2024 calendar year, we paid Jeff Guzy and Sean Macdonald $2,068 and $1,599 per month, respectively, for their services as directors. Effective January 1, 2025, Jeff Guzy and Sean Macdonald's compensation increased to $2,128 and $1,683 per month, respectively for their services. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company's investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. During the 2024 calendar year, we paid Dr. Leatt a base fee of ZAR100,225 as compensation for his services, approved expenses for travel, medical and life insurance benefits and participation in the Company's Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Effective January 1, 2025, Dr. Leatt's base fee increased to ZAR105,487 per month, and remainder of the compensation remained the same. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. This option to purchase 52,000 shares will expire on March 28, 2026. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. This option to purchase 52,000 shares will expire on August 23, 2027. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021. The remaining 15,600 (30%) shares vested February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) vested on December 29, 2022. On December 22, 2021, the Company's Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (5,100 shares) of which vested on December 31, 2021, and the remaining 40% (3,400 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. On December 20, 2022, the Board approved the award of 6,800 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022. On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock shall vest on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

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

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 vested on December 22, 2024, 13,125 Restricted Stock shall vest on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 18, 2025, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class		Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)
Officers and Directors
X	-	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and	2,016,164	31.63%
-	X		Chairman	96,000	80.00%
X	-	Jeffrey J. Guzy(5)	Director	71,717	1.15%
-	-	Sean Macdonald(6)	Chief Executive Officer, President and Director	298,184	4.80%
X	-	All officers and directors as a group (persons named above)		2,386,065	37.35%
-	X			96,000	80.00%
5% Shareholders
-	X	Jean-Pierre De Villiers		24,000	20.00%
X		Astoria Investments Ltd		527,762	8.00%
X		Mr. Gelband(7)		316,645	5.10%

(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 6,217,550 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)	Represents (a) 1,855,157 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $2.60 per share which expires on March 28, 2026, (c) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (d) a vested option to purchase 52,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(5)	Represents (a) 56,717 shares of common stock directly held by Mr. Guzy, and (b) a vested option to purchase 15,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(6)	Represents (a) 298,184 shares of common stock directly held by Mr. Macdonald.

(7)	Represents 316,645 shares of the Company's common stock, beneficially owned or controlled by Mr. Gelband, 277,643 of which are held by Warren Street Capital Management LP, and the remainder of which are held directly by Mr. Gelband and his spouse and children.

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

On March 1, 2006, the Company entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis based on sales of the previous quarter. During the years ended December 31, 2024, and 2023, the Company paid an aggregate of $106,679 and $124,061, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $26,670 and $31,015 for the years ended December 31, 2024 and 2023, respectively.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1 through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, commencing July 1, 2024, this monthly fee increased to $47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. During the years ended December 31, 2024 and 2023, the Company recognized an aggregate of $555,317 and $538,001, respectively, in consulting fees to Innovation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees	$211,000	$225,500
Audit-Related Fees	27,684	24,000
Tax Fees	20,629	17,690
Other fees	1,097	72
TOTAL	$260,410	$267,262

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2024.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation (as amended)
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2024-2025 Leatt Corporation General Business Terms and Conditions, effective November 19, 2024
10.4*	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd (as amended)

10.5*	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 8
10.6*	Lease Agreement, dated February 20,2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 9
10.7*	Lease Agreement, dated February 18, 2025, between Leatt Corp. and FC Rust Theron Incorporated.
10.8	Lease Agreement, dated February 18, 2025, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.9*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.11*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.12*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2024 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 28, 2025

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 28, 2025
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 28, 2025
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 28, 2025
Jeffrey J. Guzy

LEATT CORPORATION

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2024 AND 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LEATT CORPORATION (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Vienna, Virginia
March 28, 2025

PCAOB: 58

8150 Leesburg Pike Suite 500 • Vienna, VA 22182
Phone: 703.847.4600 • Fax: 703.356.4821 • Email: fc@fcocpas.com • Website: http://www.fcocpas.com
Members of: American Institute of Certified Public Accountants PCPS/CAQ • Virginia Society of Certified Public Accountants
MGI Association, an international association of independent CPA firms with members in Principal U.S. and International Cities

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2024 and 2023

ASSETS

	December 31, 2024	December 31, 2023
	Audited	Audited
Current Assets
Cash and cash equivalents	$12,368,100	$11,347,420
Accounts receivable, net	6,409,610	6,970,322
Inventory, net	17,988,737	20,391,873
Payments in advance	870,920	664,754
Deferred asset, net	-	9,601
Income tax receivable	526,498	623,081
Prepaid expenses and other current assets	3,003,173	2,297,934
Total current assets	41,167,038	42,304,985

Property and equipment, net	4,000,225	4,026,821
Operating lease right-of-use assets, net	552,970	845,209
Accounts receivable, net	56,391	309,947
Deferred tax asset, net	675,000	84,200

Other Assets
Deposits	37,322	36,210

Total Assets	$46,488,946	$47,607,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$6,906,939	$5,202,368
Notes payable, current	28,722	112,858
Operating lease liabilities, current	251,946	299,432
Short term loan, net of finance charges	733,794	1,135,761
Total current liabilities	7,921,401	6,750,419

Notes payable, net of current portion	1,804	30,652
Operating lease liabilities, net of current portion	301,024	545,777

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,217,550 and 6,215,440 shares issued and outstanding	130,555	130,553
Additional paid - in capital	10,988,316	10,745,384
Accumulated other comprehensive loss	(1,452,335)	(1,398,258)
Retained earnings	28,595,181	30,799,845
Total stockholders' equity	38,264,717	40,280,524

Total Liabilities and Stockholders' Equity	$46,488,946	$47,607,372

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	2024	2023

Revenues	$44,027,942	$47,241,187

Cost of Revenues	26,314,945	27,435,115

Gross Profit	17,712,997	19,806,072

Product Royalty Income	326,614	93,696

Operating Expenses
Salaries and wages	7,140,550	5,443,685
Commissions and consulting expenses	535,584	434,657
Professional fees	627,659	748,608
Advertising and marketing	4,454,906	4,127,798
Office lease and expenses	702,785	596,862
Research and development costs	2,523,881	2,526,550
Bad debt recovery	(76,278)	(10,288)
General and administrative expenses	3,879,553	3,438,746
Depreciation	1,229,847	1,174,664
Total operating expenses	21,018,487	18,481,282

Income (Loss) from Operations	(2,978,876)	1,418,486

Other Income (Expenses)
Interest and other income (expenses), net	275,413	(39,138)
Total other income (expenses)	275,413	(39,138)

Income (Loss) Before Income Taxes	(2,703,463)	1,379,348

Income Taxes	(498,799)	576,189

Net Income (Loss) Available to Common Shareholders	$(2,204,664)	$803,159

Net Income (Loss) per Common Share
Basic	$(0.35)	$0.13
Diluted	$(0.34)	$0.13

Weighted Average Number of Common Shares Outstanding
Basic	6,215,619	5,992,072
Diluted	6,471,072	6,287,849

Comprehensive Income (Loss)
Net Income (Loss)	$(2,204,664)	$803,159
Other comprehensive income (loss), net of ($49,800) and
($18,000) deferred income taxes in 2024 and 2023
Foreign currency translation	(54,077)	(317,115)

Total Comprehensive Income (Loss)	$(2,258,741)	$486,044

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2023	120,000	$3,000	5,971,340	$130,309	$10,645,497	$(1,081,143)	$29,996,686	$39,694,349

Restricted stock awards	-	-	244,100	244	99,887	-	-	100,131

Net income	-	-	-	-	-	-	803,159	803,159

Foreign currency translation adjustment	-	-	-	-	-	(317,115)	-	(317,115)

Balance, December 31, 2023	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Restricted stock awards	-	-	2,110	2	242,932	-	-	242,934

Net loss	-	-	-	-	-	-	(2,204,664)	(2,204,664)

Foreign currency translation adjustment	-	-	-	-	-	(54,077)	-	(54,077)

Balance, December 31, 2024	120,000	$3,000	6,217,550	$130,555	$10,988,316	$(1,452,335)	$28,595,181	$38,264,717

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2024 and 2023

	2024	2023

Cash flows from operating activities
Net income (loss)	$(2,204,664)	$803,159
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,229,847	1,174,664
Deferred income taxes	(590,800)	(150,400)
Stock-based compensation	242,934	100,131
Bad debts reserve	(186,011)	(54,080)
Inventory reserve	306,425	122,456
Deferred asset allowance	(6,400)	(98,671)
(Gain) loss on sale of property and equipment	233	(2,817)
(Increase) decrease in:
Accounts receivable	746,723	5,923,355
Deferred asset	16,001	1,105,885
Inventory	2,096,711	2,291,133
Payments in advance	(206,166)	382,383
Prepaid expenses and other current assets	(705,239)	580,178
Income tax receivable	96,583	(623,081)
Long-term accounts receivable	253,556	(309,947)
Deposits	(1,112)	4,586
Increase (decrease) in:
Accounts payable and accrued expenses	1,704,571	(809,022)
Income taxes payable	-	(3,382,700)
Deferred compensation	-	(400,000)
Net cash provided by operating activities	2,793,192	6,657,212

Cash flows from investing activities
Capital expenditures	(1,229,937)	(1,999,500)
Proceeds from sale of property and equipment	1,002	3,248
Net cash used in investing activities	(1,228,935)	(1,996,252)

Cash flows from financing activities
Repayment of notes payable to bank	(112,984)	(106,855)
Proceeds from short-term loan, net	(401,967)	105,565
Net cash used in financing activities	(514,951)	(1,290)

Effect of exchange rates on cash and cash equivalents	(28,626)	(415,195)

Net increase in cash and cash equivalents	1,020,680	4,244,475

Cash and cash equivalents - beginning of period	11,347,420	7,102,945

Cash and cash equivalents - end of period	$12,368,100	$11,347,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$74,502	$71,354
Cash paid for income taxes	$33,826	$4,534,605

Other noncash investing and financing activities
Common stock issued for services	$242,934	$100,131

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2024 AND 2023

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

The Company's products are predominantly manufactured in China and sold to customers worldwide through a global network of distributors, dealers, and direct to end consumers through digital channels.  The Company continues building manufacturing capacity outside of China, namely, in Taiwan, Cambodia, Thailand and Bangladesh.  Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

The Company was incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. On June 17, 2005, the Company changed its name to Leatt Corporation in connection with the Company's acquisition of rights to use the Leatt neck brace patents and trademarks. The Company conducts business in South Africa as a foreign registered branch, and in the United States through the Company's wholly-owned subsidiary, Two Eleven Distribution, LLC ("Two Eleven") a Nevada limited liability company. Research and development efforts, global sales and global operations are managed out of the Company's foreign registered branch located in Cape Town, South Africa. Two Eleven acts as a distributor of Leatt products in the United States. United States sales and marketing are managed by Two Eleven located in Reno, Nevada. The Company also has a wholly-owned subsidiary, Leatt Prop (Pty) Ltd ("Leatt Prop") a dormant, South African company, established on June 24, 2022, for the purpose of purchasing immovable property in South Africa.

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

Revenue and Cost Recognition - The Company's products are sold worldwide to a global network of distributors and dealers, and directly to customers where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

Revenues from product sales are recognized when earned, net of applicable provisions for discounts, returns, marketing incentives and allowances in the event of product defect where no exchange of product is possible.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued) - Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company's standard distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of product by distributors have no effect on the amount and timing of payments due to the Company, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods. In performing such evaluations, the Company utilizes historical experience, sales performance, and credit risk assessments. Furthermore, products purchased by distributors may not be returned to the Company in the event that any such distributor relationship is terminated.

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the consumer where the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty.

Sales totalling $0 and $31,671 were deferred as a complete contract with the customer was not in place in accordance with ASC 606 had not been met as of December 31, 2024, and December 31, 2023, respectively. The shipped goods associated with these deferred sales are included in the caption deferred asset, net of an allowance for potential loss of $0 and $6,400 for December 31, 2024 and December 31, 2023, respectively.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company's consolidation warehouse or the third-party manufacturer to the Company's international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued) - In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2024	% of Revenues	2023	% of Revenues
Consumer and athlete direct revenues	$3,482,848	8%	$3,019,750	7%
Dealer direct revenues	11,945,854	27%	11,909,810	25%
International distributor revenues	28,599,240	65%	32,311,627	68%

	$44,027,942	100%	$47,241,187	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at December 31, 2024 and December 31, 2023 was $0, and $0, respectively.

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

Operating leases - The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets ("ROU"), and lease liability obligations are included in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 5 for additional information.

Accounts Receivable and Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for Credit Losses (continued) - on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions.

Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term credit losses at December 31, 2024 was $500,164 and at December 31, 2023 was $662,612. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at December 31, 2024 was $3,366 and at December 31, 2023 was $26,929.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2024 and 2023 was $533,953 and $227,528 respectively.

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

The cost of improvements that extend the lives of an asset are capitalized. Repairs and maintenance are expensed as incurred. When items of property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected undiscounted future net cash flows to be generated by the assets. Based on these reviews, no asset impairment charges were made to the carrying value of long-lived assets during the years ended December 31, 2024 and 2023.

Short-term Loan - The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Short-term Loan (continued) - liability insurance premiums over the period of coverage, which is generally twelve months. The previous U.S. short-term loan was payable in monthly installments of $132,515 over ten months including interest at 9.880% and has been paid in full. The current short-term loan is payable in monthly installments of $85,555 over eleven months including interest at 8.976%.

The previous South African short-term loan that was payable in monthly installments of $5,652 over a ten-month period at a flat interest rate of 4.25% was repaid October 2024. The current short-term loan effective January 1, 2025 is payable in monthly installments of $5,504, over a ten-month period at a flat interest rate of 4.05%.

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

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totalled $100,389 and $159,063, respectively for the years ended December 31, 2024 and 2023.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND, are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity. Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur. Net unrealized losses on foreign currency translation adjustments totalled $54,077 and $317,115 during the years ended December 31,2024 and 2023, respectively.

Stock-Based Compensation - The Company accounts for stock-based compensation in accordance with the fair-value-base method set forth in FASB ASC Topic 718-10, Stock-Based Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options, based on the estimated fair values on the date of grant or the fair value of the services performed. The Company recognizes these compensation costs, net of an estimated forfeiture rate, on a pro rata basis over the requisite service period of each vesting tranche of each award. The Company considers voluntary termination behaviour as well as trends of actual option forfeitures when estimating the forfeiture rate.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2024, and 2023, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period.  For the year ended December 31, 2024, the Company had 311,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 191,000 shares outstanding that were potentially dilutive if exercised.  For the year ended December 31, 2023, the Company had 341,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 221,000 shares outstanding that were potentially dilutive if exercised.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments and unrealized gains and losses on marketable securities. Accumulated comprehensive income (loss) at December 31, 2024 and 2023, represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments - The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses approximate fair value because of the immediate or short-term maturity of these financial instruments.

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 31, 2024, and 2023, the Company's uninsured bank balances totaled $12,037,354 and $10,985,946, respectively. The Company has not experienced any significant losses on its cash and cash equivalents. The Company's trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are moderated by the diversity of the Company's end customers and geographic

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk (continued) -sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. The Company maintains allowances for potential credit losses as needed. The Company has derived, and believes that it will continue to derive, a significant portion of its revenue from a limited number of customers. For the years ended December 31, 2024 and 2023, the Company's U.S. revenue was concentrated in one customer that accounted for approximately 2% and 6%, respectively, of annual U.S. revenue.

As of December 31, 2024, and 2023, $213,391, or 3% and $370,027, or 5% of the Company's accounts receivable, respectively, were due from this customer. For the years ended December 31, 2024 and 2023, the Company's international revenue was concentrated in one customer that accounted for approximately 4% and 8%, respectively, of annual international revenue. As of December 31, 2024, and 2023, $500,548 or 8%, and $0 or 0% of the Company's accounts receivable, respectively, were due from this international customer. The Company generates revenue both in the United States and internationally. For the years ended December 31, 2024 and 2023, annual revenues associated with international customers were $30,410,516 and $33,271,920, or 69% and 70% of total revenue, respectively.

Statement of Cash Flows - The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to provide greater transparency in various income tax components that affect the rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.  As this accounting standard update impacts disclosures only, the Company does not expect the adoption to have a material impact on its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new standard requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

The Company evaluated all ASU's issued by the FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 -  INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 3 -  INVENTORY (continued)

issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The

Company's products are manufactured by third parties predominantly in China and shipped to either a warehouse in Nevada, the corporate and sales offices in South Africa or to distributors throughout South America, Africa, The Middle East,  Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2024 and 2023 was $533,953 and $227,528, respectively.

During the years ended December 31, 2024 and 2023 the Company wrote off and destroyed $264,943 and $377,403, respectively, of inventory which was deemed to be obsolete.

NOTE 4 -  PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2024, and 2023 consisted of the following:

	2024	2023

Land	$393,433	$403,218
Building	264,252	270,824
Moulds and tools	9,985,763	9,215,686
Computer equipment and software	1,513,911	1,239,354
Office and other equipment	911,437	883,055
Vehicles	366,845	267,841
Leasehold improvements	135,248	120,670
	$13,570,889	$12,400,648

Accumulated depreciation	(9,570,664)	(8,373,827)
Property and equipment, net	$4,000,225	$4,026,821

NOTE 5 - LEASES

On December 14, 2020, Two Eleven entered into a Lease Agreement to lease warehouse and office space comprising approximately 43,056 square foot in Reno, Nevada. The lease was to commence upon the date of substantial completion of the landlord's work, as defined in the Lease Agreement. The lease commenced on August 2, 2021 and has a period of sixty-six (66) months lease term from such commencement date, and expires January 2027, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The rent payable will exclude other associated costs, such as real estate taxes, association dues, insurance and other fees. The Company recognized an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the lease commencement date. The interest rate for this lease agreement as of August 2, 2021, was 3.75%.

On May 25, 2023, the Company entered into a non-cancellable operating lease for warehousing space in South Africa. The lease commenced on July 1, 2023 and expired in February 2025. The lease agreement requires the Company to pay a monthly rent of $833. The Company recognized an operating lease right-of-use asset and operating lease liability of $15,942 and $15,942 as of the lease commencement date. The interest rate for this lease agreement as of July 1, 2023 was

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 5 - LEASES (continued)

5.17%. On February 18, 2025,  a new lease was entered into for an additional five (5) months. The rent payable is $1,035 for the first four months and $1,123 for the fifth month.

On May 23, 2023, the Company signed a renewal of the non-cancellable operating lease agreement for warehousing space in South Africa. The renewed lease commenced on September 1, 2023, and expired in February 2025. The lease agreement required the Company to pay a monthly rent of $1,592 for the first six months, and $1,703 for the following twelve months. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,891 and $27,891 as of the lease commencement date. The interest rate for this lease agreement as of September 1, 2023 was 5.41%. This lease was renewed on February 20, 2025. See Note 16.

As of December 31, 2024, the Company has three non-cancellable operating leases, for office and warehousing space, that expire in, February 2025 and January 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2024 and 2023:

	2024	2023
Assets
Operating lease ROU assets	$552,970	$845,209
Liabilities
Operating lease liabilities, current	251,946	299,432
Operating lease liabilities, net of current portion	301,024	545,777
Total operating lease liabilities	$552,970	$845,209

For the years ended December 31, 2024, and December 31, 2023, the Company recognized $290,710 and $301,777, respectively in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates. As of December 31, 2024, and 2023, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2024	December 31, 2023
Weighted average remaining lease term	2.05 years	3.55 years
Weighted average discount rate	3.78%	3.77%

Maturities of lease liabilities as of December 31, 2024 were as follows:

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 5 - LEASES (continued)
Year ended December 31,	Amounts under Operating Leases
2025	295,436
2026	298,791
2027	25,455
Total minimum lease payments	$619,682
Less: amount representing interest	$(66,712)
Total operating lease liabilities	$552,970

Supplemental cash flow information for the years ended December 31, 2024 and 2023 are as follows:

	Year Ended	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities	$311,223	$301,777
Right-of-use assets obtained in exchange for lease obligations	$-	$43,833

NOTE 6 -  PAYMENTS IN ADVANCE

Payments in advance consists of upfront deposit payments made to suppliers for the purchase of assets including moulds, tooling and raw materials to be capitalized and used in the production of income in the future. Payments in advance of $870,920 and $664,754 as of December 31, 2024 and 2023 are recorded in current assets on the consolidated balance sheets.

NOTE 7 -  PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $3,003,173 and $2,297,934 as of December 31, 2024 and 2023 are recorded in current assets on the consolidated balance sheets.

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

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 8 - REVOLVING LINE OF CREDIT FACILITY (continued)

Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank had extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified the Company that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment.  The Bank sent a letter dated January 24, 2025, notifying the Company that the bank has extended the line of credit until March 1, 2026. The Company and Two-Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of December 31, 2024, and 2023, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

NOTE 9 -  NOTES PAYABLE

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025.  As of December 31, 2024, and 2023 $7,965 and $101,755 was outstanding.  The Note was paid in full on January 6, 2025.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of December 31, 2024, and 2023 $22,561 and $41,755 was outstanding.

	2024	2023
Liabilities
Note payable, current	$28,722	$112,858
Note payable, net of current portion	1,804	30,652
	$30,526	$143,510

Principal Maturities of notes payable as of December 31, 2024 are as follows:

Year ended December 31,	Amounts under Notes Payable
2025	28,722
2026	1,804
$30,526

NOTE 10 -  STOCKHOLDERS' EQUITY

On December 6, 2011, the Board of Directors adopted, and the shareholders subsequently approved, the 2011 Equity Incentive Plan (the "Plan") which provides for, among other incentives, the granting to employees, directors and consultants incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares as the Plan Administrator may determine. In June 2013, the shareholders approved an increase in the maximum shares from 260,000 to 460,000. In December 2015, the shareholders approved an increase in the maximum number of shares from 460,000 to 920,000. In December 2018, the shareholders approved an increase in the maximum shares from 920,000 to 1,120,000. In December 2020, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,120,000 to 1,320,000. In May 2023, the shareholders approved an increase in the maximum number of shares approved for issuance under the plan from 1,320,000 to 1,520,000. The maximum

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 10 -  STOCKHOLDERS' EQUITY (continued)

number of shares of common stock which may be issued under the Plan is 1,520,000. The maximum number of shares of common stock that may be awarded to an individual participant under the Plan in any one fiscal year is 78,000 shares. Options are generally exercisable at the fair market value or higher on the date of grant over a ten-year period. Shares are generally issued at the fair market value on the date of issuance.

Total stock-based compensation expense related to vested stock options recognized during the years ended December 31, 2024 and 2023 was $0 and $0. As of December 31, 2024, there was $0 of unrecognized compensation costs related to unvested stock options. A summary of information related to stock option activity during the years ended December 31, 2024 and 2023 is as follows:

	Outstanding	Weighted -	Aggregate
	Stock Average	Exercise	Intrinsic
	Options	Price	Value
Options outstanding at January 1, 2023	221,000	$1.60 to $2.60	$3,711,500
Stock options exercised	-
Options outstanding at December 31, 2023	221,000	$1.60 to $2.60	$1,623,050
Stock options cancelled	(30,000)
Options outstanding at December 31, 2024	191,000	$1.60 to $2.60	$689,700

Options vested and exercisable at December 31, 2024	191,000	$1.60 to $2.60	$689,700

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2024 is one to ten years.

On December 21, 2023, the Company's Board approved the award of 244,100 restricted shares of the Company's common stock to key employees, contractors and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On December 22, 2023, 10,675 shares vested with a total compensation expense of $100,131. On January 31, 2024, 400 shares vested with a total compensation expense of $3,752.  On December 22, 2024, 23,900 shares vested with a total compensation expense of $224,182. The remainder of the 209,125 shares will vest annually in tranches until final vesting date of December 22, 2028. The fair value of the stock granted, calculated in accordance with the plan, was $9.38 per share.

In December 2024, the Company cancelled 30,000 options of an employee that is no longer employed by the Company.

On December 22, 2024, the Company's Board approved the award of 2,110 restricted shares of the Company's common stock to a contractor, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant all 2,110 shares vested with a total compensation expense of $15,000. The fair value of the stock granted calculated in accordance with the plan was $7.11 per share.

Stock-based compensation expense related to vested restricted stock awards during the years ended, December 31, 2024 and 2023 was $242,934 and $100,131, respectively.  As of December 31, 2024 and 2023, there was $1,961,593 and $2,189,527, respectively of unrecognized compensation cost related to unvested restricted stock.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 11 -  INCOME TAXES

The Company's income tax expense (benefit) for the years ended December 31, 2024 and 2023 consists of the following components:

	2024	2023
Current
Federal	$-	$678,000
State	53,801	66,889
	53,801	744,889
Deferred
Federal	(469,600)	(168,700)
State	(83,000)	-
	(552,600)	(168,700)

Income tax expense (benefit)	$(498,799)	$576,189

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2024	2023
Federal tax statutory rate	21.00%	21.00%
State tax statutory rate	-0.80%	2.25%
Effect of prior year (over) under provision	-1.20%	8.00%
Timing and permanent differences	-0.55%	10.00%
Valuation Allowance	0.00%	0.00%
	18.45%	41.25%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2024 and 2023 consist of the following:

	2024	2023
Deferred tax assets:
Accounts receivable	$125,900	$172,400
Inventory	133,500	58,500
Payroll differences	60,200	25,700
Net operating loss carryforwards	498,400	819,000
Net operating loss prior year - CA	819,000	-
Less valuation allowance - CA	(819,000)	(819,000)
Deferred tax assets, net	$818,000	$256,600

Deferred tax liabilities:
Depreciation	(143,000)	(172,400)
Deferred tax assets (liabilities), net	$675,000	$84,200

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 11 -  INCOME TAXES (continued)

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carry forwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred.

Changes in the tax system by certain states has prevented the Company from utilizing any portion of its state tax net operating loss carry forwards in 2024 and for tax year 2025. While the future level of profitability is uncertain, due in part to the uncertain economic climate and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2022 will impact the utilization of the state tax net operating loss carry forwards.  The Company has a net operating loss of approximately $2,050,000 from 2024 to carry forward to offset future federal and state taxable income.  In addition the Company has approximately $11,700,000 of net operating loss carry forwards to offset certain future state taxable income, expiring in 2029.

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2024, the tax years that remain subject to examination are 2021 to 2024 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no exposures exist that require an adjustment as of December 31, 2024 or 2023. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 12 -  RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totalled $133,349 and $155,076 for the years ended December 31, 2024 and 2023. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2024, and 2023, accrued royalties totalled $10,140 and $12,153.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024. During the years ended December 31, 2024 and 2023, the Company recognized an aggregate of $555,317 and $538,001, respectively in consulting fees to Innovation.

NOTE 13 -  RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees. Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees.

The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral. For the years ended December 31, 2024, and 2023, the Company contributed $48,314 and $31,046 on behalf of the Company's U.S. based employees to the retirement plan.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 13 -  RETIREMENT PLANS (continued)

The Company contributes a minimum of 5.5% on behalf of the Company's S.A. based employees to the provident fund on a salary sacrifice basis. For the years ended December 31, 2024 and 2023, the Company contributed $73,667 and $65,182 on behalf of the Company's South African based employees.

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

NOTE 16 -  SUBSEQUENT EVENTS

On the January 25, 2025, the Bank confirmed in writing that effective March 1, 2025, the line of credit would be extended through March 1, 2026.

The Company entered into a lease agreement on February 20, 2025, to continue leasing office and warehouse space in Durbanville, South Africa, for two years from March 1, 2025, to February 28, 2027. The Company shall pay $22,082 for the first year of the lease and $23,628 for the second year of the lease exclusive of value added tax.  The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $43,264 and $43,264 as of the effective date of the lease. The estimated interest rate for this lease agreement as of March 1, 2025 is 4.43%.

The Company entered into a lease agreement on February 20, 2025, to lease office and warehouse space in Durbanville, South Africa, for 20 months from July 1, 2025, to February 28, 2027. The Company shall pay $14,201 for the first eight months of the lease and $22,793 exclusive of value added tax thereafter. The Company expects to recognize an operating lease right-of-use asset and operating lease liability of $34,864 and $34,864 of the effective date of the lease. The estimated interest rate for this lease agreement as of March 1, 2025 is 4.43%.

LEATT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024 AND 2023

NOTE 16 -  SUBSEQUENT EVENTS (continued)

The Company has evaluated all subsequent events through March XX, 2025, the date the financial statements were released.

EXHIBIT INDEX

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.3	Stock Option Agreement, dated March 29, 2016, between Leatt Corp. and Dr. Christopher Leatt
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33*	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation (as amended)
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2024-2025 Leatt Corporation General Business Terms and Conditions, effective November 19, 2024
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd (as amended)

10.5*	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 8
10.6*	Lease Agreement, dated February 20,2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 9
10.7*	Lease Agreement, dated February 18, 2025, between Leatt Corp. and FC Rust Theron Incorporated.
10.8	Lease Agreement, dated December 14, 2020, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.9*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.11*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.12*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2024 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2024 and 2023; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2024 and 2023; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2024 and 2023; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.