Form 10-Q
period 2025-03-31
Leatt Corp
filed 2025-05-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 2025, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,217,550

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2025

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2025	December 31, 2024
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$12,699,342	$12,368,100
Accounts receivable, net	6,380,596	6,409,610
Inventory, net	16,930,185	17,988,737
Payments in advance	1,092,572	870,920
Income tax receivable	117,311	526,498
Prepaid expenses and other current assets	2,995,831	3,003,173
Total current assets	40,215,837	41,167,038

Property and equipment, net	3,890,288	4,000,225
Operating lease right-of-use assets, net	524,202	552,970
Accounts receivable, net	-	56,391
Deferred tax asset, net	675,000	675,000

Other Assets
Deposits	38,173	37,322

Total Assets	$45,343,500	$46,488,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,783,388	$6,906,939
Notes payable, current	17,523	28,722
Operating lease liabilities, current	295,655	251,946
Short term loan, net of finance charges	445,329	733,794
Total current liabilities	5,541,895	7,921,401

Notes payable, net of current portion	-	1,804
Operating lease liabilities, net of current portion	228,547	301,024
Total liabilities	5,770,442	8,224,229

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,217,550 and 6,217,550 shares issued and outstanding	130,555	130,555
Additional paid - in capital	11,109,153	10,988,316
Accumulated other comprehensive loss	(1,385,955)	(1,452,335)
Retained earnings	29,716,305	28,595,181
Total stockholders' equity	39,573,058	38,264,717

Total Liabilities and Stockholders' Equity	$45,343,500	$46,488,946

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended
	March 31

	2025	2024
	Unaudited	Unaudited

Revenues	$15,367,864	$10,614,470

Cost of Revenues	8,646,851	6,606,137

Gross Profit	6,721,013	4,008,333

Product Royalty Income	85,298	39,303

Operating Expenses
Salaries and wages	1,857,380	1,568,271
Commissions and consulting expenses	157,722	124,216
Professional fees	360,051	298,971
Advertising and marketing	892,057	892,417
Office lease and expenses	169,176	151,554
Research and development costs	664,490	555,778
Bad debt expense (recovery)	(63,504)	9,964
General and administrative expenses	1,012,649	942,888
Depreciation	327,008	294,134
Total operating expenses	5,377,029	4,838,193

Income (Loss) from Operations	1,429,282	(790,557)

Other Income (Expenses)
Interest and other income (expenses), net	82,147	(24,483)
Total other income (expenses)	82,147	(24,483)

Income (Loss) Before Income Taxes	1,511,429	(815,040)

Income Taxes	390,305	1,639

Net Income (Loss) Available to Common Shareholders	$1,121,124	$(816,679)

Net Income (Loss) per Common Share
Basic	$0.18	$(0.13)
Diluted	$0.17	$(0.13)

Weighted Average Number of Common Shares Outstanding
Basic	6,217,550	6,215,440
Diluted	6,470,546	6,504,189

Comprehensive Income (Loss)
Net Income (Loss)	$1,121,124	$(816,679)
Other comprehensive income (loss), net of ($49,800) and ($49,800) deferred income taxes in 2025 and 2024
Foreign currency translation	66,380	(137,552)

Total Comprehensive Income (Loss)	$1,187,504	$(954,231)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2025, AND FOR THE YEAR ENDED DECEMBER 31, 2024

						Accumulated
						Other
	Preferred Stock A		Common Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Total

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Restricted stock awards	-	-	2,110	2	242,932	-	-	242,934

Net loss	-	-	-	-	-	-	(2,204,664)	(2,204,664)

Foreign currency translation adjustment	-	-	-	-	-	(54,077)	-	(54,077)

Balance, January 1, 2025	120,000	$3,000	6,217,550	$130,555	$10,988,316	$(1,452,335)	$28,595,181	$38,264,717

Net income	-	-	-	-	-	-	1,121,124	1,121,124

Restricted stock awards	-	-	-	-	120,837	-	-	120,837

Foreign currency translation adjustment	-	-	-	-	-	66,380	-	66,380

Balance, March 31, 2025	120,000	$3,000	6,217,550	$130,555	$11,109,153	$(1,385,955)	$29,716,305	$39,573,058

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	2025	2024

Cash flows from operating activities
Net income (loss)	$1,121,124	$(816,679)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	327,008	294,134
Stock-based compensation	120,837	3,752
Bad debts reserve	(63,504)	10,032
Inventory reserve	46,291	(34,730)
Gain on sale of property and equipment	(14,985)	-
(Increase) decrease in:
Accounts receivable	92,226	2,191,962
Inventory	1,012,261	3,357,216
Payments in advance	(221,652)	(335,758)
Prepaid expenses and other current assets	7,342	60,944
Income tax receivable	409,187	96,640
Long-term accounts receivable	56,391	80,473
Deposits	(851)	(1,074)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,123,551)	(2,078,530)
Net cash provided by operating activities	768,124	2,828,382

Cash flows from investing activities
Capital expenditures	(195,826)	(49,216)
Proceeds from sale of property and equipment	15,250	-
Net cash used in investing activities	(180,576)	(49,216)

Cash flows from financing activities
Repayment of notes payable to bank	(13,003)	(27,797)
Repayment of short-term loan, net	(288,465)	(467,964)
Net cash used in financing activities	(301,468)	(495,761)

Effect of exchange rates on cash and cash equivalents	45,162	(99,183)

Net increase in cash and cash equivalents	331,242	2,184,222

Cash and cash equivalents - beginning of period	12,368,100	11,347,420

Cash and cash equivalents - end of period	$12,699,342	$13,531,642

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$17,170	$27,573
Cash paid for income taxes	$-	$3,349

Other noncash investing and financing activities
Common stock issued for services	$120,837	$3,752

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2024, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2025. The consolidated balance sheet as of March 31, 2025 and the consolidated statements of operations and comprehensive income (loss) for the three months ended March 31, 2025 and 2024, changes in stockholders' equity as of for the three months ended March 31, 2025 and for the year ended December 31, 2024, cash flows for the three months ended March 31, 2025 and 2024, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2025, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $580,244 at March 31, 2025 and $533,953 at December 31, 2024.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has two non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of March 31, 2025 and December 31,2024:

	2025	2024
Assets
Operating lease ROU assets	$524,202	$552,970

Liabilities
Operating lease liabilities, current	$295,655	$251,946
Operating lease liabilities, net of current portion	228,547	301,024
Total operating lease liabilities	$524,202	$552,970

During the three months ended March 31, 2025 and 2024 the Company recognized $71,502 and $72,851, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of March 31, 2025, and December 31, 2024 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2025	December 31, 2024
Weighted average remaining lease term	1.76 years	2.05 years
Weighted average discount rate	3.78%	3.78%

Maturities of lease liabilities as of March 31, 2025 were as follows:

Year ended December 31,	Amounts under Operating Leases
Remaining 2025	234,962
2026	322,563
2027	29,461
Total minimum lease payments	$586,986
Less: amount representing interest	$(62,784)
Total operating lease liabilities	$524,202

Supplemental cash flow information for the three months ended March 31, 2025 and 2024 are as follows:

	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities	$78,207	$77,282
Right-of-use assets obtained in exchange for lease obligations	$43,547	$-

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank had extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified the Company that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment. The Bank sent a letter dated January 24, 2025, notifying the Company that the bank has extended the line of credit until March 1, 2026. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of March 31, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable in a cash down payment of $271,776 and in monthly installments of $85,555 over ten months including interest at 8.976%.  As of March 31, 2025 and December 31, 2024, $407,663 and $733,794, was outstanding respectively.  The South African short-term loan is payable in monthly installments of $5,599 over a ten-month period at a flat interest rate of 4.05%.  As of March 31, 2025 and December 31, 2024, $37,666 and $0, was outstanding respectively.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. The Note was paid in full on January 6, 2025.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of March 31, 2025 and December 31, 2024, $17,523 and $22,561, was outstanding, respectively.

	March 31, 2025	December 31, 2024
Liabilities
Note payable, current	$17,523	$28,722
Note payable, net of current portion	-	1,804
	$17,523	$30,526

Principal maturities of notes payable as of March 31, 2025 were as follows:

Year ended December 31,	Amounts under Notes Payable
2025	15,719
2026	1,804
$17,523

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

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2025	% of Revenues	2024	% of Revenues
Consumer and athlete direct revenues	$861,186	6%	$755,966	7%
Dealer direct revenues	3,216,598	21%	3,540,513	33%
International distributor revenues	11,290,080	73%	6,317,991	60%
	$15,367,864	100%	$10,614,470	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2025 and December 31, 2024 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions.  Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term credit losses at March 31, 2025 was $$440,318 and at December 31, 2024 was $500,164. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at March 31, 2025 was $0 and at December 31, 2024 was $3,366.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2025, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2025, the Company had 311,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 191,000 shares, outstanding that were potentially dilutive, if exercised.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended March 31, 2025 and 2024 was $120,837 and $3,752 respectively.  As of March 31, 2025 and December 31, 2024, there was $1,840,756 and $1,961,593 respectively of unrecognized compensation cost related to unvested restricted stock.

Restricted Stock shall vest and become nonforfeitable in accordance with the vesting schedule contained in the Notice of Restricted Stock Grant, except that 100% of grantee's nonvested shares shall become fully vested upon a change of controls defined in the Notice of Restricted Stock Grant. If grantee's service with the Company ceases for any reason other than grantee's (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any nonvested shares shall be automatically forfeited to the Company.

Note 11 - Preferred Stock

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

Note 12 - Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to provide greater transparency in various income tax components that affect the tax rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components.  This accounting standard update is effective for annual reporting periods beginning after December 15, 2024.  The Company plans to adopt this accounting standard update in the fourth quarter of 2025 and is currently evaluating the impact on its consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements. This accounting standard update is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

Effective January 1, 2025, the Company adopted Accounting Standards Update No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" ("ASU 2023-07"), which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The adoption of this guidance did not have a material effect on the Company's Consolidated Financial Statements.

The Company evaluated all ASU's issued by the FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements.

Note 13 - Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker ("CODM") is its Chief Executive Officer.  The Company's CODM reviews the Company's financial information on a consolidated basis for the purpose of making key operating decisions, allocating resources and assessing financial performance.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company's consolidated net income (loss), as reported on the consolidated statements of operations and comprehensive income (loss).  In addition, the CODM is regularly provided the significant segment expense categories included in the table below, which are reviewed against budgeted expectations to assist in resource allocation decision-making. The CODM does not review assets in evaluating operating performance, and therefore, such information is not presented.

The following table presents selected financial information with respect to the Company's single operating segment for the three months ended March 31, 2025 and March 31, 2024:

	2025	2024

Revenues	$15,367,864	$10,614,470
Cost of Revenues	8,646,851	6,606,137
Gross Profit	6,721,013	4,008,333

Product Royalty Income	85,298	39,303

Operating Expenses
Salaries and wages	1,857,380	1,568,271
Professional fees	360,051	298,971
Advertising and marketing	892,057	892,417
Research and development	664,490	555,778
General and administrative	1,012,649	942,888
Other operating expenses	590,402	579,868
Operating Expenses	5,377,029	4,838,193

Income (Loss) from Operations	1,429,282	(790,557)

Other Income (Expense)	82,147	(24,483)
Income Taxes	(390,305)	(1,639)

Net Income (Loss)	$1,121,124	$(816,679)

Note 14 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totalled $59,419 and $40,325 for the periods ended March 31, 2025 and 2024. The term of the royalty agreement is for the life of the intellectual property. As of March 31, 2025 and December 31, 2024, accrued royalties totalled $16,912 and $10,140.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024. During the periods ended March 31, 2025 and 2024, the Company recognized an aggregate of $141,217 and $136,442, respectively in consulting fees to Innovation.

Note 15 - Litigation

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR18.4199 for its March 31, 2025 balance sheet.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 31, 2025, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2025 and 2024 included herein.

Comparison of Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024

The following table summarizes the results of our operations during the three-month periods ended March 31, 2025 and 2024 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended March 31,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$15,367,864	$10,614,470	$4,753,394	45%
COST OF REVENUES	8,646,851	6,606,137	$2,040,714	31%
GROSS PROFIT	6,721,013	4,008,333	$2,712,680	68%
PRODUCT ROYALTY INCOME	85,298	39,303	$45,995	117%
OPERATING EXPENSES
Salaries and Wages	1,857,380	1,568,271	$289,109	18%
Commissions and Consulting	157,722	124,216	$33,506	27%
Professional Fees	360,051	298,971	$61,080	20%
Advertising and Marketing	892,057	892,417	$(360)	0%
Office Lease and Expenses	169,176	151,554	$17,622	12%
Research and Development Costs	664,490	555,778	$108,712	20%
Bad Debt Expense (Recovery)	(63,504)	9,964	$(73,468)	-737%
General and Administrative	1,012,649	942,888	$69,761	7%
Depreciation	327,008	294,134	$32,874	11%
Total Operating Expenses	5,377,029	4,838,193	$538,836	11%
INCOME (LOSS) FROM OPERATIONS	1,429,282	(790,557)	$2,219,839	281%
Other Income (Expenses)	82,147	(24,483)	$106,630	436%
INCOME (LOSS) BEOFRE INCOME TAXES	1,511,429	(815,040)	$2,326,469	285%
Income Taxes	390,305	1,639	$388,666	23714%
NET INCOME (LOSS)	$1,121,124	$(816,679)	$1,937,803	237%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2025 were $15.37 million, a 45% increase, compared to revenues of $10.61 million for the quarter ended March 31, 2024.  This increase in worldwide revenues is primarily attributable to a $1.84 million increase in body armor sales, a $1.71 million increase in helmet sales, a $1.09 million increase in sales of other products, parts and accessories and a $0.12 million increase in neck brace sales.  Revenues generated from sales to our customers in the United States were $3.60 million and $3.87 million, for the three months ended March 31, 2025 and 2024, respectively. Revenues associated with international customers were $11.77 million and $6.74 million, or 77% and 64% of revenues, for the three months ended March 31, 2025 and 2024, respectively. Sales to our global distributors increased by 79% and consumer direct sales increased by 14% for the first quarter of 2025, partially offset by a 9% decrease in dealer direct sales when compared to the first quarter of 2024 as our dealers, particularly in the United States continue to manage industry wide stocking dynamics.

The following table sets forth our revenues by product line for the three months ended March 31, 2025 and 2024:

		Three months ended March 31,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$678,295	4%	$561,182	5%
Body armor	6,870,476	45%	5,027,926	47%
Helmets	3,400,533	22%	1,694,815	16%
Other products, parts and accessories	4,418,560	29%	3,330,547	32%
	$15,367,864	100%	$10,614,470	100%

Sales of our flagship neck brace accounted for $0.68 million and $0.56 million, or 4% and 5% of our revenues for the quarters ended March 31, 2025 and 2024, respectively. The 21% increase in neck brace revenues is primarily attributable to a 21% increase in the volume of neck braces sold when compared to the first quarter of 2024.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $6.87 million and $5.03 million, or 45% and 47% of our revenues for the quarters ended March 31, 2025 and 2024, respectively. The 37% increase in body armor revenues was primarily the result of a 48% increase in revenues from the sale of upper body and limb protection, when compared to the 2024 period.

Our helmets accounted for $3.40 million or 22% of our revenues for the three months ended March 31, 2025, as compared to $1.69 million or 16% of our revenues for the same 2024 period. The 101% increase in helmet sales is primarily attributable to a 51% increase in the sales volume of helmets designed for mountain biking, offroad motorcycle and adventure motorcycle riding, when compared to the first quarter of 2024.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, sunglasses, bicycle components, as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $4.42 million and $3.33 million, or 29% and 32% of our revenues for the quarters ended March 31, 2025 and 2024, respectively. Although sales of our MOTO apparel line decreased during the first quarter, the 33% increase in revenues from the sale of other products, parts and accessories is primarily due to strong shipments of our ADV and MTB apparel lines, designed for mountain biking and adventure motorcycle riding respectively, during the first quarter of 2025.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2025 and 2024 were $8.65 million and $6.61 million, respectively. Gross Profit for the quarters ended March 31, 2025 and 2024 were $6.72 million and $4.01 million, respectively, or 44% and 38% of revenues, respectively. The 6% increase in gross profit as a percentage of revenues for the three months ended March 31, 2025, was primarily due to dealer direct promotional selling activity during the first quarter of 2024 designed to turn slower moving inventory. As industry wide inventory levels continue to stabilize, margins earned on dealer direct sales continued to improve. Additionally, shipping costs as a percentage of international distributor revenue improved as management continues to improve shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2025 and 2024 were $85,298 and $39,303, respectively. The 117% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2025 and 2024 were $1,857,380 and $1,568,271, respectively. The 18% increase in salaries and wages during the 2025 period was primarily due to the employment of sales, marketing and digital professionals globally as we continue to build a multi-channel selling organization. Additionally, share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis during the first quarter of 2025.

Commissions and Consulting Expense - During the quarters ended March 31, 2025 and 2024, commissions and consulting expenses were $157,722 and $124,216, respectively.  The 27% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to sales professionals in the United States as the Company continues to optimize its selling abilities and add sales professionals in key areas.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2025 and 2024 were $360,051 and $298,971, respectively. The 20% increase in professional fees is primarily due to an increase in audit and corporate legal fees incurred during the 2025 period. Additionally, fees associated with maintaining and growing the Company's patent portfolio increased during the 2025 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2025 and 2024 were $892,057 and $892,417, respectively. Although the Company continues to produce and implement coordinated global marketing campaigns that are designed to increase consumer demand for the Companies growing product categories and brand, advertising and marketing costs decreased marginally during the 2025 period as decreased expenditure on athlete sponsorships and point of sale merchandising costs were partially offset by increased expenditure on trade show, race and event attendance.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2025 and 2024 were $169,176 and $151,554, respectively. Although, lease expenses relating to our offices and warehouses in the United States and South Africa decreased when compared to the 2024 period, the 12%, increase in office lease and expenses is primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping during the 2025 period.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended March 31, 2025, increased to $664,490 from $555,778, during the same 2024 quarter. The 20% increase in research and development cost is primarily due to an increase in expenditures on product certification, homologation and product development activities, as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Expense (Recovery)- Bad debt expense (recovery) for the quarters ended March 31, 2025 and 2024 were ($63,504) and $9,964, respectively. The 737% decrease in bad debt expense is the result of a decrease in provisions made for unrecoverable debts relating to the Company's international customers during the 2025 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2025 and 2024 were $1,012,649 and $942,888, respectively. The 7% increase in general and administrative expenses is primarily due to an increase in domestic travel costs incurred during the 2025 period as the Company continues to intensify sales outreach and activation activities.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2025 and 2024 were $327,008 and $294,134, respectively. The 11% increase in depreciation is primarily due to online software enhancements utilized to improve engagement and buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $538,836, to $5.38 million in the three months ended March 31, 2025, or 11%, compared to $4.84 million in the 2024 period. This increase is primarily due to the increase in salaries, general and administrative and research and development costs discussed above.

Other Income (Expenses) - Other income (expenses) for the quarters ended March 31, 2025 and 2024 were $82,147 and ($24,483), respectively. The 436% increase in other income is primarily due to interest earned during the first quarter of 2025 in line with an increase in cash held in an interest-bearing account when compared to the 2024 first quarter.

Income taxes - Income taxes for the quarters ended March 31, 2025 and 2024 were $390,305 and $1,639, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income (Loss) - The net income (loss) after income taxes for the quarter ended March 31, 2025 was $1.12 million, as opposed to a net loss of ($0.82) million for the quarter ended March 31, 2024.  This 237% increase in net income is primarily due to the increase in revenues and gross profit discussed above.

Liquidity and Capital Resources

At March 31, 2025, we had cash and cash equivalents of $12.70 million. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2025	2024
Net cash provided by operating activities	$768,124	$2,828,382
Net cash used in investing activities	$(180,576)	$(49,216)
Net cash used in financing activities	$(301,468)	$(495,761)
Effect of exchange rate changes on cash and cash equivalents	$45,162	$(99,183)
Net increase in cash and cash equivalents	$331,242	$2,184,222
Cash and cash equivalents at the beginning of period	$12,368,100	$11,347,420
Cash and cash equivalents at the end of period	$12,699,342	$13,531,642

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the three months ended March 31, 2025 and 2024, the Company paid an aggregate of $47,535 and $32,260, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.  During the quarters ended March 31, 2025 and 2024, the Company paid an aggregate of $11,884    and $8,065, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1, 2024, through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, and commencing July 1, 2024, this monthly fee increased to $47,072. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the three-month periods ended March 31, 2025 and 2024, the Company recognized an aggregate of $141,217 and $136,442, respectively, in consulting fees to Innovation.

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amendment agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank had extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified the Company that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment. The Bank sent a letter dated January 24, 2025, notifying the Company that the bank has extended the line of credit until March 1, 2026. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two-Eleven. As of March 31, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Pursuant to a Premium Finance Agreement, dated November 7, 2024, between the Company and Aon Premium Finance ("APF"), the Company is obligated to pay APF an aggregate sum of $1,087,103, consisting of a cash down payment of $271,776 followed by ten payments of $85,555 at an 8.976% annual interest rate, commencing on December 1, 2024, and ending on September 1, 2025.  Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default, APF has the right to accelerate the payment due under the agreement.  As of March 31, 2025, the Company has not defaulted on its payment obligations under this agreement.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time, at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of March 31, 2025 and December 31, 2024, $17,523 and $22,561, or this Equipment Note was outstanding, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at March 31, 2025 and December 31, 2024 were $0, and $0, respectively.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding, and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term credit losses at March 31, 2025 was $440,318 and at December 31, 2024 was $500,164. Additionally, an allowance for long-term credit losses will be included in accounts receivable that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at March 31, 2025 was $0, and at December 31, 2024 was $3,366.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at March 31, 2025 was $580,244, and at December 31, 2024 was $533,953.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the periods ended March 31, 2025 and 2024.

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

Recent Accounting Pronouncements

See Note 2, "Summary of Significant Accounting Policies" in the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2025, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2024.

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

Date: May 14, 2025	LEATT CORPORATION

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