Form 10-Q
period 2025-06-30
Leatt Corp
filed 2025-08-07
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 2025, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,217,550

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2025

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2025	December 31, 2024
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$15,726,188	$12,368,100
Accounts receivable, net	8,263,662	6,409,610
Inventory, net	12,896,024	17,988,737
Payments in advance	1,077,477	870,920
Income tax receivable	495,168	526,498
Prepaid expenses and other current assets	3,419,859	3,003,173
Total current assets	41,878,378	41,167,038

Property and equipment, net	3,751,778	4,000,225
Operating lease right-of-use assets, net	454,217	552,970
Accounts receivable, net	-	56,391
Deferred tax asset, net	675,000	675,000

Other Assets
Deposits	44,226	37,322

Total Assets	$46,803,599	$46,488,946

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,408,857	$6,906,939
Notes payable, current	12,386	28,722
Operating lease liabilities, current	300,309	251,946
Income tax payable	772,741	-
Short term loan, net of finance charges	185,330	733,794
Total current liabilities	5,679,623	7,921,401

Notes payable, net of current portion	-	1,804
Operating lease liabilities, net of current portion	153,908	301,024
Total liabilities	5,833,531	8,224,229
Commitments and contingencies
Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,217,550 and 6,217,550 shares issued and outstanding	130,555	130,555
Additional paid - in capital	11,231,333	10,988,316
Accumulated other comprehensive loss	(1,249,859)	(1,452,335)
Retained earnings	30,855,039	28,595,181
Total stockholders' equity	40,970,068	38,264,717

Total Liabilities and Stockholders' Equity	$46,803,599	$46,488,946

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$16,176,339	$10,078,695	$31,544,203	$20,693,165
Cost of Revenues	9,287,146	6,157,282	17,933,997	12,763,419
Gross Profit	6,889,193	3,921,413	13,610,206	7,929,746
Product Royalty Income	48,306	92,780	133,604	132,083

Operating Expenses
Salaries and wages	1,846,237	1,608,372	3,703,617	3,176,643
Commissions and consulting expenses	187,434	165,601	345,156	289,817
Professional fees	155,345	120,617	515,396	419,588
Advertising and marketing	1,152,207	1,183,282	2,044,264	2,075,699
Office lease and expenses	176,120	163,190	345,296	314,744
Research and development costs	616,795	628,793	1,281,285	1,184,571
Bad debt expense (recovery)	(31,155)	314	(94,659)	10,278
General and administrative expenses	1,101,992	977,160	2,114,641	1,920,048
Depreciation	332,606	297,250	659,614	591,384
Total operating expenses	5,537,581	5,144,579	10,914,610	9,982,772
Income (Loss) from Operations	1,399,918	(1,130,386)	2,829,200	(1,920,943)
Other Income
Interest and other income, net	117,737	98,016	199,884	73,533
Total other Income	117,737	98,016	199,884	73,533

Income (Loss) Before Income Taxes	1,517,655	(1,032,370)	3,029,084	(1,847,410)

Income Taxes	378,921	24,993	769,226	26,632
Net Income (Loss) Available to Common Shareholders	$1,138,734	$(1,057,363)	$2,259,858	$(1,874,042)
Net Income (Loss) per Common Share
Basic	$0.18	$(0.17)	$0.36	$(0.30)
Diluted	$0.18	$(0.16)	$0.35	$(0.29)
Weighted Average Number of Common Shares Outstanding
Basic	6,217,550	6,215,440	6,217,550	6,215,440
Diluted	6,475,942	6,490,828	6,475,942	6,490,828
Comprehensive Income (Loss)
Net Income (Loss)	$1,138,734	$(1,057,363)	$2,259,858	$(1,874,042)
Other comprehensive income (loss) , net of $0 deferred income taxes in 2025 and 2024
Foreign currency translation	136,096	160,564	202,476	23,012

Total Comprehensive Income (Loss)	$1,274,830	$(896,799)	$2,462,334	$(1,851,030)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2025

						Accumulated
	Preferred Stock A		Common Stock			Other
	Number of		Number of		Additional	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Equity

Balance, January 1, 2025	120,000	$3,000	6,217,550	$130,555	$10,988,316	$(1,452,335)	$28,595,181	$38,264,717

Restricted stock awards	-	-	-	-	120,837	-	-	120,837

Net income	-	-	-	-	-	-	1,121,124	1,121,124

Foreign currency translation adjustment	-	-	-	-	-	66,380	-	66,380

Balance, March 31, 2025	120,000	$3,000	6,217,550	$130,555	$11,109,153	$(1,385,955)	$29,716,305	$39,573,058

Restricted stock awards	-	-	-	-	122,180	-	-	122,180

Net income	-	-	-	-	-	-	1,138,734	1,138,734

Foreign currency translation adjustment	-	-	-	-	-	136,096	-	136,096

Balance, June 30, 2025	120,000	$3,000	6,217,550	$130,555	$11,231,333	$(1,249,859)	$30,855,039	$40,970,068

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three and Six Months Ended June 30, 2024

						Accumulated
	Preferred Stock A		Common Stock			Other
	Number of		Number of		Additional	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Equity

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Restricted stock awards	-	-	-	-	3,752	-	-	3,752

Net loss	-	-	-	-	-	-	(816,679)	(816,679)

Foreign currency translation adjustment	-	-	-	-	-	(137,552)	-	(137,552)

Balance, March 31, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,535,810)	$29,983,166	$39,330,045

Net loss	-	-	-	-	-	-	(1,057,363)	(1,057,363)

Foreign currency translation adjustment	-	-	-	-	-	160,564	-	160,564

Balance, June 30, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,375,246)	$28,925,803	$38,433,246

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	2025	2024

Cash flows from operating activities
Net income (loss)	$2,259,858	$(1,874,042)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	659,614	591,384
Stock-based compensation	243,017	3,752
Bad debts reserve	(100,091)	1,559
Inventory reserve	40,203	(28,390)
Gain on sale of property and equipment	(18,943)	-
(Increase) decrease in:
Accounts receivable	(1,753,961)	1,235,162
Inventory	5,052,510	5,681,721
Payments in advance	(206,557)	(503,679)
Prepaid expenses and other current assets	(416,686)	(294,959)
Income tax receivable	31,330	101,993
Long-term accounts receivable	56,391	65,564
Deposits	(6,904)	(1,317)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,498,082)	(1,984,795)
Income tax payable	772,741	-
Net cash provided by operating activities	4,114,440	2,993,953

Cash flows from investing activities
Capital expenditures	(349,011)	(239,094)
Proceeds from sale of property and equipment	19,250	-
Net cash used in investing activities	(329,761)	(239,094)

Cash flows from financing activities
Repayment of notes payable to bank	(18,140)	(55,890)
Repayment of short-term loan, net	(548,464)	(735,363)
Net cash used in financing activities	(566,604)	(791,253)

Effect of exchange rates on cash and cash equivalents	140,013	18,922

Net increase in cash and cash equivalents	3,358,088	1,982,528

Cash and cash equivalents - beginning of period	12,368,100	11,347,420

Cash and cash equivalents - end of period	$15,726,188	$13,329,948

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$30,206	$42,210
Cash paid or income taxes	$-	$26,633

Other noncash investing and financing activities
Common stock issued for services	$243,017	$3,752

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2024, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2025. The consolidated balance sheet as of June 30, 2025 and the consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024, changes in stockholders' equity as of for the six months ended June 30, 2025 and for the year ended December 31, 2024, cash flows for the six months ended June 30, 2025 and 2024, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2025, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $574,156 at June 30, 2025 and $533,953 at December 31, 2024.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has two non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease Liabilities as of June 30, 2025 and December 31,2024:

	2025	2024
Assets
Operating lease ROU assets	$454,217	$552,970

Liabilities
Operating lease liabilities, current	$300,309	$251,946
Operating lease liabilities, net of current portion	153,908	301,024
Total operating lease liabilities	$454,217	$552,970

During the six months ended June 30, 2025 and 2024 the Company recognized operating lease expenses amounting to $142,771 and $142,689, respectively, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of June 30, 2025 and December 31, 2024 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2025	December 31, 2024
Weighted average remaining lease term	1.52 years	2.05 years
Weighted average discount rate	3.78%	3.78%

Maturities of lease liabilities as of June 30, 2025 were as follows:

Year ending December 31,	Amounts under Operating Leases
Remaining 2025	$157,745
2026	323,381
2027	29,599
Total minimum lease payments	$510,725
Less: amount representing interest	$(56,508)
Total operating lease liabilities	$454,217

Supplemental cash flow information for the six months ended June 30, 2025 and 2024 are as follows:

	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$155,851	$154,768
Right-of-use assets obtained in exchange for lease obligations	$43,547	$-

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amended agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank had extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified the Company that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment. The Bank sent a letter dated January 24, 2025, notifying the Company that the bank has extended the line of credit until March 1, 2026. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven.  As of June 30, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable through a cash down payment of $271,776 and  in monthly installments of $85,555 over ten months including interest at 8.976%. As of June 30, 2025 and December 31, 2024, $163,065 and $733,794, was outstanding respectively. The South African short-term loan is payable in monthly installments of $5,792 over a ten-month period at a flat interest rate of 4.05%. As of June 30, 2025 and December 31, 2024, $22,265 and $0, was outstanding respectively.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. The Note was paid in full on January 6, 2025.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of June 30, 2025 and December 31, 2024, $12,386 and $22,561, was outstanding, respectively.

	June 30, 2025	December 31, 2024
Liabilities
Note payable, current	$12,386	$28,722
Note payable, net of current portion	-	1,804
	$12,386	$30,526

Principal maturities of notes payable as of June 30, 2025 were as follows:

Year ending December 31,	Amounts under Notes Payable
Remaining 2025	$10,582
2026	1,804
$12,386

Note 7 - Revenue and Cost Recognition

The Company's products are sold worldwide to a global network of distributors and dealers, and directly to consumers where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the consumer where the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct sales do not allow for product returns other than under warranty.  Web-based direct sales permits products to be returned or exchanged within 30 days of purchase date.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company's consolidation warehouse or our third-party manufacturing partners to the Company's international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 2025
	2025	% of Revenues	2024	% of Revenues
Consumer and athlete direct revenues	$2,267,128	7%	$1,797,123	9%
Dealer direct revenues	7,850,564	25%	6,740,842	32%
International distributor revenues	21,426,511	68%	12,155,200	59%
	$31,544,203	100%	$20,693,165	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2025 and December 31, 2024 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors credit reports, collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for short-term credit losses at June 30, 2025 and December 31, 2024 were $403,439 and $500,164, respectively. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at June 30, 2025 was $0 and at December 31, 2024 was $3,366.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, due to a maximum amortization period of one year. These costs are recorded in commissions and consulting expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfilment cost and are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

Note 8 - Income Taxes

The Company uses the asset and liability approach to account for income taxes. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The provision for income taxes included taxes currently payable, if any, plus the net change during the period in deferred tax assets and liabilities recorded by the Company. The Company applies the provisions of FASB ASC Topic 740-10, Accounting for Uncertainty in Income Taxes ("Standard"), which provides that the tax effects from an uncertain tax position can be recognized in the consolidated financial statements only if the position is more likely than not be sustained upon an examination by tax authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, the standard provides guidance on derecognition, classification, interest and penalties; accounting in interim periods, disclosure and transition, and any amounts when incurred would be recorded under these provisions.

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2025, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2025, the Company had 311,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 191,000 shares, outstanding that were potentially dilutive, if exercised.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended June 30, 2025 and 2024 was $243,017 and $3,752 respectively. As of June 30, 2025 and December 31, 2024, there was $1,718,576 and $1,961,593 respectively of unrecognized compensation cost related to unvested restricted stock.

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

The following table presents selected financial information with respect to the Company's single operating segment for the six months ended June 30, 2025 and 2024:

	2025	2024

Revenues	$31,544,203	$20,693,165
Cost of Revenues	17,933,997	12,763,419
Gross Profit	13,610,206	7,929,746

Product Royalty Income	133,604	132,083

Operating Expenses
Salaries and wages	3,703,617	3,176,643
Professional fees	515,396	419,588
Advertising and marketing	2,044,264	2,075,699
Research and development	1,281,285	1,184,571
General and administrative	2,114,641	1,920,048
Other operating expenses	1,255,407	1,206,223
Operating Expenses	10,914,610	9,982,772

Income (Loss) from Operations	2,829,200	(1,920,943)

Other Income	199,884	73,533
Income Taxes	(769,226)	(26,632)

Net Income (Loss)	$2,259,858	$(1,874,042)

Note 14 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a preferred shareholder.  Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totalled $68,599 and $71,198 for the periods ended June 30, 2025 and 2024. The term of the royalty agreement is for the life of the intellectual property. As of June 30, 2025 and December 31, 2024, accrued royalties totalled $9,933 and $10,140.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024 through June 30, 2025. During the six month periods ended June 30, 2025 and 2024, the Company recognized an aggregate of $282,434 and $272,883, respectively in consulting fees to Innovation.

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

Note 16 - Risks and Uncertainties

The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers' ordering patterns and ultimately inflated certain industry wide stock levels. Although global shipping and supply chain conditions have improved, elevated industry wide inventory levels and adverse economic conditions compounded by resultant foreign exchange rate volatility and tariff uncertainty may continue to impact levels of dealer and distributor ordering and ultimately consumer spending in the foreseeable future, which may affect the Company's profitability, and could have a negative impact on the Company's results of operations for the coming periods and beyond.

Changes in U.S. and international trade policies, including the imposition of tariffs and retaliatory measures, have created significant uncertainty in global markets. Our business is exposed to risks associated with these evolving policies, which may materially affect our operations, supply chain, and financial performance. Our products are manufactured in China which may be subject to increased tariffs. These tariffs may raise our costs and reduce profit margins if we are unable to pass them on to customers. Tariff changes may lead to delays, shortages, or the need to identify alternative suppliers, which could impact production timelines and product availability.  Foreign governments may impose retaliatory tariffs or restrictions, further complicating our international operations and market access. The duration and scope of current and future tariffs remain unpredictable. Legal challenges, Congressional action, or executive orders may alter the landscape abruptly. Uncertainty surrounding trade policy may also delay capital investments, hinder long-term planning, and affect our ability to enter new markets or expand existing ones.  If these risks materialize, they could adversely affect our financial condition, results of operations, and stock price.

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

    "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

    "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 17.8069 for its June 30, 2025 balance sheet.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at June 30, 2025, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and six-month periods ended June 30, 2025 and 2024 included herein.

Comparison of Three-Month Periods Ended June 30, 2025 and 2024

The following table summarizes the results of our operations during the three-month periods ended June 30, 2025 and 2024 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended June 30,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$16,176,339	$10,078,695	$6,097,644	61%
COST OF REVENUES	9,287,146	6,157,282	$3,129,864	51%
GROSS PROFIT	6,889,193	3,921,413	$2,967,780	76%
PRODUCT ROYALTY INCOME	48,306	92,780	$(44,474)	-48%
OPERATING EXPENSES
Salaries and Wages	1,846,237	1,608,372	$237,865	15%
Commissions and Consulting	187,434	165,601	$21,833	13%
Professional Fees	155,345	120,617	$34,728	29%
Advertising and Marketing	1,152,207	1,183,282	$(31,075)	-3%
Office Lease and Expenses	176,120	163,190	$12,930	8%
Research and Development Costs	616,795	628,793	$(11,998)	-2%
Bad Debt Expense (Recovery)	(31,155)	314	$(31,469)	-10022%
General and Administrative	1,101,992	977,160	$124,832	13%
Depreciation	332,606	297,250	$35,356	12%
Total Operating Expenses	5,537,581	5,144,579	$393,002	8%
INCOME (LOSS) FROM OPERATIONS	1,399,918	(1,130,386)	$2,530,304	224%
Other Income	117,737	98,016	$19,721	20%
INCOME (LOSS) BEOFRE INCOME TAXES	1,517,655	(1,032,370)	$2,550,025	247%
Income Taxes	378,921	24,993	$353,928	1416%
NET INCOME (LOSS)	$1,138,734	$(1,057,363)	$2,196,097	208%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended June 30, 2025 were $16.18 million, a 61% increase, compared to $10.08 million for the quarter ended June 30, 2024.  This increase in worldwide revenues is attributable to a $2.70 million increase in body armor sales, a $1.68 million increase in helmet sales, a $1.60 million increase in other products, part and accessory sales and a $0.11 million increase in neck brace sales. Revenues generated from sales to our customers in the United States increased from $3.73 million to $5.56 million, for the three months ended June 30, 2025 and 2024, respectively. Revenues associated with international customers were $10.62 million and $6.34 million, or 66% and 63% of revenues for the quarters ended June 30, 2025 and 2024, respectively. Consumer direct sales and sales to our global distributors continued to increase strongly - increasing by 35% and 74%, respectively, during the second quarter of 2025, as consumer demand and stocking dynamics continued to improve. Dealer direct sales increased by 45% as our sales teams and dealer outreach programs gain momentum fueled by continued investment in our selling capabilities and brand.

The following table sets forth our revenues by product line for the quarter ended June 30, 2025 and 2024:

	Three months ended June 30,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$703,301	5%	$588,837	6%
Body armor	8,286,870	51%	5,582,878	55%
Helmets	3,113,783	19%	1,434,260	14%
Other products, parts and accessories	4,072,385	25%	2,472,720	25%
	$16,176,339	100%	$10,078,695	100%

Sales of our flagship neck brace accounted for $0.70 million and $0.59 million, or 5% and 6% of our revenues for the quarters ended June 30, 2025 and 2024, respectively.  The 19% increase in neck brace revenues is primarily attributable to a 35% increase in the volume of neck braces sold when compared to the second quarter of 2024.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $8.29 million and $5.58 million, or 51% and 55% of our revenues for the quarters ended June 30, 2025 and 2024, respectively.  The 48% increase in body armor revenues was primarily the result of  a 35% increase in revenues generated on the sale of upper body and limb protection during the second quarter of 2025 and a 108% increase in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2025 period, as stocking dynamics continue to stabilize and consumer demand for our exceptional protective gear products continues to strengthen.

Our helmet sales accounted for $3.11 million and $1.43 million or 19% and 14% of our revenues for the quarters ended June 30, 2025 and 2024, respectively.  The 117% increase in helmet sales during the 2025 second quarter is primarily attributable to a 51% increase in revenue generated on the sale of MOTO helmets, when compared to the second quarter of 2024, and a 275% increase in the volume of MTB helmets sold during the period. Our dealers and distributors continue to adjust ordering patterns as inventory levels stabilize and participation remains strong.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $4.07 million and $2.47 million, or 25% and 25% of our revenues for the quarters ended June 30, 2025 and 2024, respectively. The 65% increase in revenues from the sale of other products, parts and accessories during the 2025 second quarter was primarily due to a 101% increase in revenues generated on the sale of MTB, ADV and MOTO apparel, when compared to the second quarter of 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2025 and 2024 were $9.29 million and $6.16 million, respectively. Gross Profit for the quarters ended June 30, 2025 and 2024 were $6.89 million and $3.92 million, respectively, or 43% and 39% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 5% and 6% of our revenues for the quarters ended June 30, 2025 and 2024, respectively, the 4% increase in gross profit as a percentage of revenues for the three months ended June 30, 2025, was primarily due to dealer direct promotional selling activity during the second quarter of 2024 designed to turn slower moving inventory. As industry wide inventory levels continue to stabilize and our domestic sales team and dealer outreach programs gain momentum, margins earned on dealer direct sales continued to improve. Additionally, shipping costs as a percentage of domestic and international distributor revenues improved as management continues to develop shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2025 and 2024 were $48,306 and $92,780, respectively. The 48% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2025 and 2024 were $1,846,237 and $1,608,372, respectively. The 15% increase in salaries and wages was primarily due to the employment of sales and marketing professionals globally as we continue to build a multi-channel selling organization. Additionally, share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis during the second quarter of 2025.

Commissions and Consulting Expense - During the quarters ended June 30, 2025 and 2024, commissions and consulting expenses were $187,434 and $165,601, respectively. The 13% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to employees and external sales representatives in the United States in line with the increase in domestic sales when compared to the second quarter of 2024.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2025 and 2024 were $155,345 and $120,617, respectively. The 29% increase in professional fees is primarily due to an increase in audit and corporate legal fees incurred during the 2025 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended June 30, 2025 and 2024 were $1,152,207 and $1,183,282, respectively. Although the Company continues to produce and implement coordinated global marketing campaigns that are designed to increase consumer demand for the Company's growing product categories and brand, advertising and marketing costs decreased marginally by 3% during the 2025 period as decreased expenditures on video asset production and point of sale merchandising costs were partially offset by increased expenditures on trade show attendance.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2025 and 2024 were $176,120 and $163,190, respectively. The 8% increase in office lease and expenses during the 2025 period is primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping that were partially offset by a decrease in additional warehouse storage rented in the United States during the 2025 period.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2025, decreased to $616,795, from $628,793, during the same 2024 quarter. The 2% decrease in research and development costs during the 2025 second quarter is primarily as a result of a decrease in expenditures on product certification and homologation costs that were partially offset by an increase in salaries related to the employment of research and development staff as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended June 30, 2025 were $(31,155) and $314, respectively. The decrease in bad debt expense (recovery) is the result of a decrease in amounts owing that were considered to be irrecoverable during the quarter ended June 30, 2025, when compared to the comparative 2024 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2025 were $1,101,992 and $977,160, respectively. The 13% increase in general and administrative expenses is primarily due to an increase in global travel expenditures incurred and merchant fees associated with an increase in consumer direct sales as the Company continues to develop its online selling activities.

Depreciation Expense - Depreciation expense for the quarters ended June 30, 2025 were $332,606 and $297,250, respectively. The 12% increase in depreciation during the 2025 second quarter is primarily due to the development of software enhancements utilized to improve consumer engagement and buying activity across the Company's web-based selling platforms.

Total Operating Expenses - Total operating expenses increased by $0.39 million, to $5.54 million, for the quarter ended June 30, 2025, or 8%, compared to $5.14 million in the 2024 period. This increase is primarily due to increases in salaries, general and administration costs that were partially offset be a decrease in advertising and marketing costs and bad debt expense during the 2025 period.

Other Income - Other income for the quarters ended June 30, 2025 and 2024 were $117,737 and $98,016, respectively. The 20% increase in other income is primarily due to interest earned during the second quarter of 2025, in line with an increase in cash held in an interest-bearing account when compared to the 2024 second quarter.

Income taxes - Income taxes for the quarters ended June 30, 2025 and 2024 were $378,921 and $24,993, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income (Loss) - The net income after income taxes for the quarter ended June 30, 2025 was $1.14 million, as opposed to a net loss after income taxes of $1.06 million for the quarter ended June 30, 2024. This 208% increase in net income is primarily due to the increase in revenues and margins discussed above.

Comparison of Six-Month Periods Ended June 30, 2025 and 2024

The following table summarizes the results of our operations during the six-month periods ended June 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six Months Ended June 30,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$31,544,203	$20,693,165	$10,851,038	52%
COST OF REVENUES	17,933,997	12,763,419	$5,170,578	41%
GROSS PROFIT	13,610,206	7,929,746	$5,680,460	72%
PRODUCT ROYALTY INCOME	133,604	132,083	$1,521	1%
OPERATING EXPENSES
Salaries and Wages	3,703,617	3,176,643	$526,974	17%
Commissions and Consulting	345,156	289,817	$55,339	19%
Professional Fees	515,396	419,588	$95,808	23%
Advertising and Marketing	2,044,264	2,075,699	$(31,435)	-2%
Office Lease and Expenses	345,296	314,744	$30,552	10%
Research and Development Costs	1,281,285	1,184,571	$96,714	8%
Bad Debt Expense (Recovery)	(94,659)	10,278	$(104,937)	-1021%
General and Administrative	2,114,641	1,920,048	$194,593	10%
Depreciation	659,614	591,384	$68,230	12%
Total Operating Expenses	10,914,610	9,982,772	$931,838	9%
INCOME (LOSS) FROM OPERATIONS	2,829,200	(1,920,943)	$4,750,143	247%
Other Income	199,884	73,533	$126,351	172%
INCOME (LOSS) BEOFRE INCOME TAXES	3,029,084	(1,847,410)	$4,876,494	264%
Income Taxes	769,226	26,632	$742,594	2788%
NET INCOME (LOSS)	$2,259,858	$(1,874,042)	$4,133,900	221%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2025 were $31.54 million, a 52% increase, compared to $20.69 million for the six months ended June 30, 2024.  This increase in worldwide revenue is attributable to a $4.55 million increase in body armor sales, a $3.39 million increase in helmet sales, a $2.69 million increase in other products, parts an accessories sales and a $0.31 increase in neck brace sales.  Revenues generated from sales to our customers in the United States increased from $7.61 million to $9.15 million, for the six months ended June 30, 2025 and 2024, respectively. Revenues associated with international customers were $22.39 million and $13.09 million, or 71% and 63% of revenues, respectively, for the six months ended June 30, 2025 and 2024. Consumer direct sales increased by 26% and dealer direct sales increased by 16% for the first six months of 2025 with sales to our global distributors increasing by 76%, when compared to the first six months of 2024, as consumer demand for our products continued to build, sales momentum at the dealer level improved and our distributors continued to invest in our growing product categories.

The following table sets forth our revenues by product line for the six months ended June 30, 2025 and 2024:

	Six months ended June 30,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$1,381,596	4%	$1,150,019	6%
Body armor	15,157,346	48%	10,610,804	51%
Helmets	6,514,316	21%	3,129,075	15%
Other products, parts and accessories	8,490,945	27%	5,803,267	28%
	$31,544,203	100%	$20,693,165	100%

Sales of our flagship neck brace accounted for $1.38 million and $1.15 million, or 4% and 6% of our revenues for the six-month periods ended June 30, 2025 and 2024, respectively. The 20% increase in neck brace revenues is primarily attributable to a 30% increase in the volume of neck braces sold, when compared to the six-month period ended June 30, 2024.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $15.16 million and $10.61 million, or 48% and 51% of our revenues for the six-month periods ended June 30, 2025 and 2024, respectively. The 43% increase in body armor revenues was primarily the result of a 34% increase in the volume of upper body and limb protection and a 44% increase in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2025 period.

Our Helmets accounted for $6.51 million and $3.13 million, or 21% and 15% of our revenues for the six-month periods ended June 30, 2025 and 2024, respectively. The 108% increase in helmet sales during the 2025 period is primarily attributable to a 72% increase in the sales volume of helmets designed for mountain biking, offroad motorcycle and adventure motorcycle riding, when compared to the first six months of 2024.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $8.49 million and $5.80 million, or 27% and 28% of our revenues for the six-month periods ended June 30, 2025 and 2024, respectively. The 46% increase in revenues from the sale of other products, parts and accessories is primarily due to strong shipments of our ADV and MTB apparel lines, designed for adventure motorcycle riding and mountain biking respectively. Apparel sales increased by 57% during the first six months of 2025.

Cost of Revenues and Gross Profit - Cost of revenues for the six-month periods ended June 30, 2025 were $17.93 and $12.76 million, respectively. Gross Profit for the six-month periods ended June 30, 2025 were $13.61 and $7.93 million, respectively, or 43% and 38% of revenues respectively.  Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 4% and 6% of our revenues for the six-month periods ended June 30, 2025 and 2024, respectively, the 5% increase in gross profit as a percentage of revenues for the six months ended June 30, 2025, was primarily due to dealer direct promotional selling activity during the first six months of 2025 designed to turn slower moving inventory. As industry wide inventory levels stabilize and our dealer direct sales momentum continues, margins earned on dealer direct sales continued to improve. Additionally, shipping costs as a percentage of domestic and international distributor revenues improved as management continues to improve shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2025 were $133,604 and $132,083, respectively. The 1% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2025 were $3,703,617 and $3,176,643, respectively.  The 17% increase in salaries and wages during the 2025 period was primarily due to the employment of sales, marketing and digital professionals globally as we continue to build a diversified multi-channel selling organization. Additionally, share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis during the first six months of 2025.

Commissions and Consulting Expense - During the six-month periods ended June 30, six months ended June 30, 2025, commissions and consulting expenses were $345,156 and $289,817. This 19% increase in commissions and consulting expenses during the 2025 period is primarily due to an increase in commissions paid to sales professionals in the United States in line with the increase in domestic sales when compared to the first six months of 2024.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2025 were $515,396 and $419,588, respectively.  This 23% increase in professional fees is primarily due to an increase in audit and corporate legal fees incurred during the 2025 period. Additionally, fees associated with maintaining and growing the Company's patent portfolio increased during the 2025 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-month periods ended June 30, 2025 were $2,044,264 and $2,075,699, respectively. Although the Company continues to invest  in the production and implementation of marketing campaigns designed to promote brand recognition and the Company's expanding product categories to a wider rider audience, the 2% decrease in advertising and marketing expenditures during the 2025 period is primarily due to a decrease in video production and point of sale merchandising costs that were partially offset by increased expenditures on trade show attendance.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2025 were $345,296 and $314,744, respectively. The 10% increase in office lease and expenses during the 2025 period was primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping that were partially offset by a decrease in additional warehouse storage rented in the United States during the 2025 period.

Research and Development Costs - These costs for the six-month periods ended June 30, 2025, decreased to $1,281,285, from $1,184,571, during the same 2024 period.  The 8% increase in research and development costs during the 2025 period is primarily due to increased product certification costs and an increase in salaries related to the employment of research and development staff as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the six-month periods ended June 30, 2025 were $(94,659) and $10,278, respectively. This decrease in bad debt expense (recovery) during the 2025 period is primarily the result of a decrease in amounts owing that were considered to be irrecoverable during the six-month period ended June 30, 2025, when compared to the comparative 2024 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2025 were $2,114,641 and $1,920,048, respectively.  The 10% increase in general and administrative expenses during the 2025 period is primarily due to an increase in merchant fees associated with an increase in consumer direct sales as the Company continues to intensify its online presence and selling activities.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2025 and 2024 were $659,614 and $591,384, respectively. This 12% increase in depreciation during the 2025 period is primarily due to software enhancements utilized to improve buying activity across the Company's web-based platforms and molds and tooling employed as the Company continues to build its widening product portfolio.

Total Operating Expenses - Total operating expenses increased by $0.93 million to $10.91 million for the six-month period ended June 30, 2025, or 9%, compared to $9.98 million for the six-month period ended June 30, 2024. This increase in total operating expenses is primarily due to increases in salaries, general and administrative costs that were partially offset by decreases in advertising and marketing costs and a decrease in bad debt expense during the 2025 period.

Other Income - Other income for the six-month periods ended June 30, 2025 and 2024 were $199,844 and $73,533, respectively. The 172% increase in other income is primarily due to interest earned during 2025 period in line with an increase in cash held in an interest-bearing account when compared to the period ended 30 June, 2024.

Income taxes - Income taxes for the six-month periods ended June 30, 2025 and 2024 were $769,226 and $26,632, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income (Loss) - Net income after taxes for the six-month period ended June 30, 2025 was $2.26 million, compared to net loss after taxes of $1.87 million for the six-month period ended June 30, 2024. This increase in net income during the 2025 period is primarily due to the increase in revenues and margins discussed above.

Liquidity and Capital Resources

At June 30, 2025, we had cash and cash equivalents of $15.73 million. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2025	2024
Net cash provided by operating activities	$4,114,440	$2,993,953
Net cash used in investing activities	$(329,761)	$(239,094)
Net cash used in financing activities	$(566,604)	$(791,253)
Effect of exchange rate changes on cash and cash equivalents	$140,013	$18,922
Net increase in cash and cash equivalents	$3,358,088	$1,982,528
Cash and cash equivalents at the beginning of period	$12,368,100	$11,347,420
Cash and cash equivalents at the end of period	$15,726,188	$13,329,948

Cash increased by $3.36 million, or 27%, for the six months ended June 30, 2025, when compared to cash on hand at December 31, 2024. The primary sources of cash for the six months ended June 30, 2025 were net income of $2,259,858, a decrease in inventory of $5,052,510 and an increase in income tax payable of $772,741. The primary uses of cash for the six-months ended June 30, 2025 were a decrease in accounts payable of $2,498,082, an increase in accounts receivable of $1,753,961, the repayment of a short term loan amounting to $548,464 and an increase in prepaid expenses and other current assets of  $416,686.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the six months ended June 30, 2025 and 2024, the Company paid an aggregate of $54,879 and $56,958, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers.  During the six months ended June 30, 2025 and 2024, the Company paid an aggregate of $13,720 and $14,240, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1, 2024, through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, from July 1, 2024, through June 30, 2025, the monthly fee payable by the Company to Innovation was $47,072, and commencing July 1, 2025, this monthly fee increased to $48,437. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the six-month periods ended June 30, 2025 and 2024, the Company recognized an aggregate of $282,434 and $272,883, respectively, in consulting fees to Innovation.

The Company is the holder of a $1,500,000 revolving line of credit through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended through January 24, 2025.  Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Obligations under the line of credit are secured by the accounts receivable, inventory, and equipment and fixtures in the United States of the Company and its subsidiary, Two Eleven Distribution, LLC.  As of June 30, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Pursuant to a Premium Finance Agreement, dated November 7, 2024, between the Company and Aon Premium Finance ("APF"), the Company is obligated to pay APF an aggregate sum of $1,087,103, consisting of a cash down payment of $271,776 followed by ten payments of $85,555 at an 8.976% annual interest rate, commencing on December 1, 2024, and ending on September 1, 2025.  Any late payment during the term of the agreement will be assessed a late penalty of 5% on the payment amount due, and in the event of default, APF has the right to accelerate the payment due under the agreement. As of June 30, 2025, the Company has not defaulted on its payment obligations under this agreement.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time, at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of June 30, 2025 and December 31, 2024, $12,386 and $22,561, or this Equipment Note was outstanding, respectively.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. We have identified the following as the items that require the most significant judgment and often involve complex estimation: revenue recognition, estimating allowances for credit losses, inventory valuation, impairment of long-lived assets, leases and accounting for income taxes.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct sales do not allow for product returns other than under warranty.  Web-based direct sales permits products to be returned or exchanged within 30 days of purchase date.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from our consolidation warehouse or our third-party manufacturing partner to Company's international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at June 30, 2025 and 2024 were $0 and $0, respectively.

Sales commissions are expensed when incurred, which is generally at the time of sale or cash received from customers, due to a maximum amortization period of one year. These costs are recorded in commissions and consulting expenses within operating expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Shipping and handling activities associated with outbound freight, after control over a product has transferred to a customer, are accounted for as a fulfilment cost and are included in cost of revenues in the accompanying consolidated statements of operations and comprehensive income (loss). Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor credit reports, collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term credit losses at June 30, 2025 and December 31, 2024, was $403,439 and $500,164, respectively. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at June 30, 2025 and December 31, 2024 was $0 and $3,366, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2025 and December 31, 2024 was $574,156 and $533,953, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the six months e nded June 30, 2025 and 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2025, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

• On February 26, 2025, a lawsuit was filed against the Company and other defendant in the Supreme Court of the State of New York, County of Queens, for alleged violation of the American Disabilities Act of 1990, in connection with the accessibility of the Company's website to visually impaired and/or legally blind individuals who may wish to purchase products thereon.  The litigation is at an early stage, and the Company is in the process of investigating the claim.

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

Date: August 7, 2025	LEATT CORPORATION
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