Form 10-Q
period 2025-09-30
Leatt Corp
filed 2025-11-06
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2025 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,199,164

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2025

PART I
FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2025	December 31, 2024
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$12,278,149	$12,368,100
Restricted cash	113,314	-
Accounts receivable, net	10,792,480	6,409,610
Inventory, net	17,283,352	17,988,737
Payments in advance	1,001,643	870,920
Income tax receivable	495,168	526,498
Prepaid expenses and other current assets	3,947,703	3,003,173
Total current assets	45,911,809	41,167,038

Property and equipment, net	3,865,405	4,000,225
Operating lease right-of-use assets, net	417,867	552,970
Accounts receivable, net	-	56,391
Deferred tax asset, net	675,000	675,000

Other Assets
Deposits	44,641	37,322

Total Assets	$50,914,722	$46,488,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$7,917,293	$6,906,939
Notes payable, current	7,147	28,722
Operating lease liabilities, current	307,818	251,946
Income tax payable	958,993	-
Short term loan, net of finance charges	5,736	733,794
Total current liabilities	9,196,987	7,921,401

Notes payable, net of current portion	-	1,804
Operating lease liabilities, net of current portion	110,049	301,024
Total liabilities	9,307,036	8,224,229

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding as of September 30, 2025 and December 31, 2025, respectively	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,206,892 and 6,217,550 shares issued and outstanding as of September 30, 2025 and 6,217,550 shares issued and outstanding as of December 31, 2024, respectively	130,544	130,555
Additional paid - in capital	11,354,866	10,988,316
Treasury stock, at cost, 10,658 and 0 shares of common stock, as of September 30, 2025 and December 31, 2024, respectively	(136,686)	-
Accumulated other comprehensive loss	(1,138,333)	(1,452,335)
Retained earnings	31,394,295	28,595,181
Total stockholders' equity	41,607,686	38,264,717
Total Liabilities and Stockholders' Equity	$50,914,722	$46,488,946

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$14,343,992	$12,138,123	$45,888,195	$32,831,288

Cost of Revenues	8,027,864	6,968,051	25,961,861	19,731,470

Gross Profit	6,316,128	5,170,072	19,926,334	13,099,818

Product Royalty Income	51,300	123,706	184,904	255,789

Operating Expenses
Salaries and wages	1,890,062	1,676,828	5,593,679	4,853,471
Commissions and consulting expenses	205,300	138,124	550,456	427,941
Professional fees	143,857	108,627	659,253	528,215
Advertising and marketing	1,157,331	1,304,215	3,201,595	3,379,914
Office lease and expenses	244,197	141,420	589,493	456,164
Research and development costs	688,223	620,019	1,969,508	1,804,590
Bad debt expense (recovery)	35,284	(30,788)	(59,375)	(20,510)
General and administrative expenses	1,029,429	993,031	3,144,070	2,913,079
Depreciation	343,565	316,404	1,003,179	907,788
Total operating expenses	5,737,248	5,267,880	16,651,858	15,250,652

Income (Loss) from Operations	630,180	25,898	3,459,380	(1,895,045)

Other Income
Interest and other income, net	100,756	105,430	300,640	178,963
Total other Income	100,756	105,430	300,640	178,963

Income (Loss) Before Income Taxes	730,936	131,328	3,760,020	(1,716,082)

Income Taxes	191,680	15,491	960,906	42,123

Net Income (Loss) Available to Common Shareholders	$539,256	$115,837	$2,799,114	$(1,758,205)

Net Income (Loss) per Common Share
Basic	$0.09	$0.02	$0.45	$(0.28)
Diluted	$0.08	$0.02	$0.43	$(0.27)

Weighted Average Number of Common Shares Outstanding
Basic	6,212,483	6,215,440	6,216,379	6,215,440
Diluted	6,483,852	6,485,890	6,487,748	6,485,890

Comprehensive Income (Loss)
Net Income (Loss) Available to Common Shareholders	$539,256	$115,837	$2,799,114	$(1,758,205)
Other comprehensive income (loss), net of $0 deferred income taxes in 2025 and 2024
Foreign currency translation	111,526	274,270	314,002	297,282

Total Comprehensive Income (Loss)	$650,782	$390,107	$3,113,116	$(1,460,923)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three, Six and Nine Months Ended September 30, 2025

								Accumulated
	Preferred Stock A		Common Stock			Treasury Stock		Other
	Number of		Number of		Additional	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2025	120,000	$3,000	6,217,550	$130,555	$10,988,316	-	$-	$(1,452,335)	$28,595,181	$38,264,717

Restricted stock awards	-	-	-	-	120,837	-	-	-	-	120,837

Net income	-	-	-	-	-	-	-	-	1,121,124	1,121,124

Foreign currency translation adjustment	-	-	-	-	-	-	-	66,380	-	66,380

Balance, March 31, 2025	120,000	$3,000	6,217,550	$130,555	$11,109,153	-	$-	$(1,385,955)	$29,716,305	$39,573,058

Restricted stock awards	-	-	-	-	122,180	-	-	-	-	122,180

Net income	-	-	-	-	-	-	-	-	1,138,734	1,138,734

Foreign currency translation adjustment	-	-	-	-	-	-	-	136,096	-	136,096
Balance, June 30, 2025	120,000	$3,000	6,217,550	$130,555	$11,231,333	-	$-	$(1,249,859)	$30,855,039	$40,970,068

Restricted stock awards	-	-	-	-	123,522	-	-	-	-	123,522

Purchase of treasury stock under share repurchase plan	-	-	(10,658)	(11)	11	10,658	(136,686)	-	-	(136,686)

Net income	-	-	-	-	-	-	-	-	539,256	539,256

Foreign currency translation adjustment	-	-	-	-	-	-	-	111,526	-	111,526
Balance, September 30, 2025	120,000	$3,000	6,206,892	$130,544	$11,354,866	10,658	$(136,686)	$(1,138,333)	$31,394,295	$41,607,686

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three, Six and Nine Months Ended September 30, 2024

						Accumulated
	Preferred Stock A		Common Stock			Other
	Number of		Number of		Additional	Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Loss	Earnings	Equity

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	$(1,398,258)	$30,799,845	$40,280,524

Restricted stock awards	-	-	-	-	3,752	-	-	3,752

Net loss	-	-	-	-	-	-	(816,679)	(816,679)

Foreign currency translation adjustment	-	-	-	-	-	(137,552)	-	(137,552)

Balance, March 31, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,535,810)	$29,983,166	$39,330,045

Net loss	-	-	-	-	-	-	(1,057,363)	(1,057,363)

Foreign currency translation adjustment	-	-	-	-	-	160,564	-	160,564

Balance, June 30, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,375,246)	$28,925,803	$38,433,246

Net income	-	-	-	-	-	-	115,837	115,837

Foreign currency translation adjustment	-	-	-	-	-	274,270	-	274,270

Balance, September 30, 2024	120,000	$3,000	6,215,440	$130,553	$10,749,136	$(1,100,976)	$29,041,640	$38,823,353

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	2025	2024

Cash flows from operating activities
Net income (loss)	$2,799,114	$(1,758,205)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,003,179	907,788
Stock-based compensation	366,539	3,752
Bad debts reserve	(69,424)	(31,247)
Inventory reserve	93,856	128,096
Deferred asset allowance	-	(6,400)
Gain on sale of property and equipment	(18,916)	-
(Increase) decrease in:
Accounts receivable	(4,313,446)	(861,413)
Deferred asset	-	16,001
Inventory	611,529	4,491,631
Payments in advance	(130,723)	(312,949)
Prepaid expenses and other current assets	(944,530)	(548,279)
Income tax receivable	31,330	99,193
Long-term accounts receivable	56,391	163,470
Deposits	(7,319)	(1,750)
Increase (decrease) in:
Accounts payable and accrued expenses	1,010,354	686,712
Income tax payable	958,993	-
Net cash provided by operating activities	1,446,927	2,976,400

Cash flows from investing activities
Capital expenditures	(771,864)	(861,567)
Proceeds from sale of property and equipment	19,916	-
Net cash used in investing activities	(751,948)	(861,567)

Cash flows from financing activities
Repayment of notes payable to bank	(23,379)	(84,285)
Repayment of short-term loan, net	(728,058)	(1,129,966)
Purchase of treasury stock under share repurchase plan	(136,686)	-
Net cash used in financing activities	(888,123)	(1,214,251)

Effect of exchange rates on cash, cash equivalents and restricted cash	216,507	222,003

Net increase in cash, cash equivalents and restricted cash	23,363	1,122,585

Cash, cash equivalents and restricted cash - beginning of period	12,368,100	11,347,420

Cash, cash equivalents and restricted cash - end of period	$12,391,463	$12,470,005

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$12,278,149	$12,470,005
Restricted cash	113,314	-
Total cash, cash equivalents and restricted cash	$12,391,463	$12,470,005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$39,160	$69,515
Cash paid for income taxes	$-	$55,906

Other noncash investing and financing activities
Common stock issued for services	$366,539	$3,752

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2024, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 28, 2025. The consolidated balance sheet as of September 30, 2025 and the consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2025 and 2024, changes in stockholders' equity as of and for the three, six and nine months ended September 30, 2025 and 2024, cash flows for the nine months ended September 30, 2025 and 2024, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2025, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2024, as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $627,809 at September 30, 2025 and $533,953 at December 31, 2024.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease Liabilities as of September 30, 2025 and December 31,2024:

	2025	2024
Assets
Operating lease ROU assets	$417,867	$552,970

Liabilities
Operating lease liabilities, current	$307,818	$251,946
Operating lease liabilities, net of current portion	110,049	301,024
Total operating lease liabilities	$417,867	$552,970

During the nine months ended September 30, 2025 and 2024 the Company recognized operating lease expenses amounting to $219,226 and $218,802, respectively, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of September 30, 2025 and December 31, 2024 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2025	December 31, 2024
Weighted average remaining lease term	1.24 years	2.05 years
Weighted average discount rate	3.80%	3.78%

Maturities of lease liabilities as of September 30, 2025 were as follows:

Year ending December 31,	Amounts under Operating Leases
Remaining 2025	$157,889
2026	348,578
2027	33,844
Total minimum lease payments	$540,311
Less: amount representing interest	$(122,444)
Total operating lease liabilities	$417,867

Supplemental cash flow information for the nine months ended September 30, 2025 and 2024 are as follows:

	Nine months ended September 30, 2025	Nine months ended September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities	$238,041	$233,022
Right-of-use assets obtained in exchange for lease obligations	$82,317	$-

Note 4 - Revolving line of Credit facility

On November 19, 2018, the Company entered into a $1,000,000 revolving line of credit agreement with a bank. Advances under the line of credit bear interest at the LIBOR Daily Floating Rate plus 2.5 percentage points commencing January 1, 2019. The line of credit matured on November 19, 2020, at which time the unpaid principal, interest, or other charges outstanding under the agreement were due and payable. On November 5, 2020, the Company executed an amendment to the line of credit agreement to extend the credit facility through November 19, 2021. The amendment took retroactive effect to October 27, 2020 and introduced an index floor so that payments for any future advances will bear interest at the greater of the LIBOR Daily Floating Rate or an Index Floor of 1.25 percentage points plus 2.5 percentage points. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of Leatt Corporation and Two Eleven Distribution, LLC. On March 1, 2021, the Company executed an amendment to the line of credit. The amendment took retroactive effect to February 17, 2021 and extended the line of credit facility through February 28, 2022 and increased the revolving line of credit to $1,500,000. Effective January 21, 2022, the Company executed an amended agreement for the line of credit to extend the line of credit facility through February 28, 2023, and to replace interest determined by LIBOR Daily Floating Rate with the Bloomberg Short-Term Bank Yield Index rate. The Company and Two Eleven signed amended documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. Effective January 20, 2023, the Company executed an amendment to the line of credit to extend the line of credit facility through February 29, 2024, to amend Banking days and update Successor Rate. The bank had extended the line of credit until March 1, 2025. The Bank sent a letter dated October 4, 2024, which formally notified the Company that effective November 18, 2024, the interest rate transitioned from Bloomberg Short-Term Bank Yield Index rate to Secured Overnight Financing Rate Daily Floating rate plus spread adjustment. The Bank sent a letter dated January 24, 2025, notifying the Company that the bank has extended the line of credit until March 1, 2026. The Company and Two Eleven signed updated documents to secure the loan by equipment and fixtures, accounts receivable and inventory of Two Eleven. As of September 30, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

Note 5 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable through a cash down payment of $271,776 and in monthly installments of $85,555 over ten months including interest at 8.976%.  This loan was paid in full on August 22, 2025.  The South African short-term loan is payable in monthly installments of $5,968 over a ten-month period at a flat interest rate of 4.05%. As of September 30, 2025 and December 31, 2024, $5,736 and $733,794, was outstanding respectively.

Note 6 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note is payable in 36 consecutive monthly installments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of December 31, 2024, $7,965 was outstanding and the Note was paid in full on January 6, 2025.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of September 30, 2025 $7,147 and December 31, 2024, $22,561 was outstanding, respectively.

	September 30, 2025	December 31, 2024
Liabilities
Note payable, current	$7,147	$28,722
Note payable, net of current portion	-	1,804
	$7,147	$30,526

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

In the following table, revenue is disaggregated by the source of revenue:

	Nine Months Ended September 2025
	2025	% of Revenues	2024	% of Revenues
Consumer and athlete direct revenues	$ 3,533,819	8%	$ 2,584,290	8%
Dealer direct revenues	11,367,360	25%	9,905,056	30%
International distributor revenues	30,987,016	67%	20,341,942	62%
	$45,888,195	100%	$32,831,288	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2025 and December 31, 2024 was $0, and $0, respectively.

Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors credit reports, collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and future operating results. The allowance for short-term credit losses at September 30, 2025 and December 31, 2024 were $434,106 and $500,164, respectively. Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at September 30, 2025 was $0 and at December 31, 2024 was $3,366.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2025, the Company has no unrecognized tax benefits.

Note 9 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2025, the Company had 311,000 potential common shares, consisting of 120,000 preferred shares, and options to purchase 191,000 shares, outstanding that were potentially dilutive, if exercised.

Note 10 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended September 30, 2025 and 2024 was $366,539 and $3,752 respectively. As of September 30, 2025 and December 31, 2024, there was $1,595,053 and $1,961,593 respectively of unrecognized compensation cost related to unvested restricted stock.

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

Share Purchase Plan

On August 12, 2025, the Company announced that the Company's board of directors formally ratified and approved a share purchase plan (the "Plan"). The board of directors has authorized the repurchase of the Company's common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Plan provides for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025 through December 31, 2025.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan are to be funded using the Company's cash on hand and cash flow from operations.  As of the effective date, the Company deposited $260,000 with a broker to be held in the Company's name in trust for the purpose of repurchasing the related shares (the "Funded Account").  The Company shall replenish the Funded Account in increments of $250,000, net of a $10,000 broker fee, as repurchased shares of $250,000 have been made.

As of September 30, 2025, 10,658 shares were repurchased for $136,686.  All repurchased shares will be retired at the end of the Plan period and reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings. Restricted Cash as of September 30, 2025 was $113,314.

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

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The standard provides an optional practical expedient for estimating future credit losses based on current conditions as of the balance sheet date and assuming those conditions do not change over the remaining life of the accounts receivable.  This accounting standard update is effective for interim and annual reporting periods beginning after December 15, 2025.  The Company does not expect this accounting standard update to have a material impact on its consolidated financial statements and related disclosures.

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

The following table presents selected financial information with respect to the Company's single operating segment for the nine months ended September 30, 2025 and 2024:

	2025	2024

Revenues	$45,888,195	$32,831,288
Cost of Revenues	25,961,861	19,731,470
Gross Profit	19,926,334	13,099,818

Product Royalty Income	184,904	255,789

Operating Expenses
Salaries and wages	5,593,679	4,853,471
Professional fees	659,253	528,215
Advertising and marketing	3,201,595	3,379,914
Research and development	1,969,508	1,804,590
General and administrative	3,144,070	2,913,079
Other operating expenses	2,083,753	1,771,383
Operating Expenses	16,651,858	15,250,652

Income (Loss) from Operations	3,459,380	(1,895,045)

Other Income (Expense)	300,640	178,963
Income Taxes	(960,906)	(42,123)

Net Income (Loss)	$2,799,114	$(1,758,205)

Note 14 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a preferred shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totalled $89,992 and $96,591 for the periods ended September 30, 2025 and 2024. The term of the royalty agreement is for the life of the intellectual property. As of September 30, 2025 and December 31, 2024, accrued royalties totalled $7,053 and $10,140.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024 to June 30, 2025 and increased to $48,437 effective July 1, 2025 until June 30, 2026. During the nine month periods ended September 30, 2025 and 2024, the Company recognized an aggregate of $427,746 and $414,100 , respectively in consulting fees to Innovation.

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

Changes in U.S. and international trade policies, including the imposition of tariffs and retaliatory measures, have created significant uncertainty in global markets. Our business is exposed to risks associated with these evolving policies, which may materially affect our operations, supply chain, and financial performance. Our products are manufactured in Asia which may be subject to increased tariffs. These tariffs may raise our costs and reduce profit margins if we are unable to pass them on to customers. Tariff changes may lead to delays, shortages, or the need to identify alternative suppliers, which could impact production timelines and product availability. Foreign governments may impose retaliatory tariffs or restrictions, further complicating our international operations and market access. The duration and scope of current and future tariffs remain unpredictable. Legal challenges, Congressional action, or executive orders may alter the landscape abruptly. Uncertainty surrounding trade policy may also delay capital investments, hinder long-term planning, and affect our ability to enter new markets or expand existing ones. If these risks materialize, they could adversely affect our financial condition, results of operations, and stock price.

Note 17 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

In October 2025, the Company repurchased an additional 7,728 shares of common stock for $89,365 under its Share Purchase Plan, thereby increasing treasury stock from 10,658 shares to 18,386 shares as of October 31, 2025.

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
  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and
  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 17.279 for its September 30, 2025 balance sheet.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

◾ Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition if economic conditions do not improve. We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated multi-brand stock, previously ordered in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience prolonged slow growth or recession as a result of these conditions or otherwise, we could see a drop-in demand for our products and potentially difficulty in collecting accounts receivables.

◾ Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2025, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

◾ Fuel Prices - Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers. On the other hand, fluctuations in fuel prices lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products.

◾ Product Liability Litigation - We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company's acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court's decision, and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

◾ Protection of Intellectual Property - We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation, and we may be required to do so in the future. Such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

◾ Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 77% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine-month periods ended September 30, 2025 and 2024 included herein.

Comparison of Three-Month Periods Ended September 30, 2025 and 2024

The following table summarizes the results of our operations during the three-month periods ended September 30, 2025 and 2024 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended September 30,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$14,343,992	$12,138,123	$2,205,869.18%
COST OF REVENUES	8,027,864	6,968,051	$1,059,813	15%
GROSS PROFIT	6,316,128	5,170,072	$1,146,056	22%
PRODUCT ROYALTY INCOME	51,300	123,706	$(72,406)	-59%
OPERATING EXPENSES
Salaries and Wages	1,890,062	1,676,828	$213,234	13%
Commissions and Consulting	205,300	138,124	$67,176	49%
Professional Fees	143,857	108,627	$35,230	32%
Advertising and Marketing	1,157,331	1,304,215	$(146,884)	-11%
Office Lease and Expenses	244,197	141,420	$102,777	73%
Research and Development Costs	688,223	620,019	$68,204	11%
Bad Debt Expense (Recovery)	35,284	(30,788)	$66,072	215%
General and Administrative	1,029,429	993,031	$36,398	4%
Depreciation	343,565	316,404	$27,161	9%
Total Operating Expenses	5,737,248	5,267,880	$469,368	9%
INCOME FROM OPERATIONS	630,180	25,898	$604,282	2333%
Other Income	100,756	105,430	$(4,674)	-4%
INCOME BEOFRE INCOME TAXES	730,936	131,328	$599,608	457%
Income Taxes	191,680	15,491	$176,189	1137%
NET INCOME	$539,256	$115,837	$423,419	366%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended September 30, 2025 were $14.34 million, a 18 % increase, compared to $12.14 million for the quarter ended September 30, 2024.  This increase in worldwide revenues is primarily attributable to a $0.36 million increase in body armor sales, a $0.32 million increase in helmet sales, a $1.41 million increase in sales of other products, parts and accessories and a $0.11 million increase in neck brace sales. Revenues generated from sales to our customers in the United States increased from $3.55 million to $4.29 million, for the three months ended September 30, 2025 and 2024, respectively. Revenues associated with international customers were $10.06 million and $8.58 million, or 70% and 71% of revenues for the quarters ended September 30, 2025 and 2024, respectively.  Consumer direct sales and sales to our global distributors continued to increase strongly - increasing by 61% and 17%, respectively, during the third quarter of 2025, as consumer demand for Leatt products and stocking dynamics continued to improve. Dealer direct sales increased by 11% as our sales teams and dealer outreach programs continue to gain momentum.

The following table sets forth our revenues by product line for the quarter ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$856,831	6%	$748,610	6%
Body armor	6,094,778	43%	5,732,347	47%
Helmets	3,330,855	23%	3,010,612	25%
Other products, parts and accessories	4,061,528	28%	2,646,554	22%
	$14,343,992	100%	$12,138,123	100%

Sales of our flagship neck brace accounted for $0.86 million and $0.75 million, or 6% and 6% of our revenues for the quarters ended September 30, 2025 and 2024, respectively.  The 14% increase in neck brace revenues is primarily attributable to a 39% increase in the volume of neck braces sold when compared to the third quarter of 2024.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $6.10 million and $5.73 million, or 43% and 47% of our revenues for the quarters ended September 30, 2025 and 2024, respectively.  The 6% increase in body armor revenues was primarily the result of a 46% increase in revenues generated on the sale of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2025 period, as stocking dynamics continue to stabilize.

Our helmet sales accounted for $3.33 million and $3.01 million or 23% and 25% of our revenues, for the quarters ended September 30, 2025 and 2024, respectively.  The 11% increase in helmet sales during the 2025 third quarter is primarily attributable to strong ADV helmet sales as the Company continued to ship stocking orders of our ADV helmet line up, designed for offroad adventure riding during the third quarter of 2025.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $4.06 million and $2.65 million, or 28% and 22% of our revenues for the quarters ended September 30, 2025 and 2024, respectively. The 53% increase in revenues from the sale of other products, parts and accessories during the 2025 third quarter was primarily due to a 49% increase in revenues generated on the sale of MTB, ADV and MOTO apparel, when compared to the third quarter of 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended September 30, 2025 and 2024 were $8.03 million and $6.97 million, respectively. Gross Profit for the quarters ended September 30, 2025 and 2024 were $6.32 million and $5.17 million, respectively, or 44% and 43% of revenues, respectively. The 1% increase in gross profit as a percentage of revenues for the three months ended September 30, 2025, was primarily due to an improvement in shipping and logistics costs as a percentage of domestic and international distributor revenues as management continues to develop and implement shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2025 and 2024 were $51,300 and $123,706, respectively.  The 59% decrease in product royalty income is due to a decrease in the sale of licensed products by licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the quarters ended September 30, 2025 and 2024 were $1,890,062 and $1,676,828, respectively. The 13% increase in salaries and wages was primarily due to share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis during the third quarter of 2025. Additionally, salary costs associated with the employment of marketing professionals globally increased as we continue to build a multi-channel selling organization and global consumer facing brand.

Commissions and Consulting Expense - During the quarters ended September 30, 2025 and 2024, commissions and consulting expenses were $205,300 and $138,124, respectively. The 49% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to employees and external sales representatives in the United States in line with the increase in domestic sales when compared to the third quarter of 2024.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended September 30, 2025 and 2024 were $143,857 and $108,627, respectively. The 32% increase in professional fees is primarily due to an increase in audit and corporate legal fees incurred during the 2025 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended September 30, 2025 and 2024 were $1,157,331 and $1,304,215, respectively. Although the Company continues to produce and implement coordinated global marketing campaigns that are designed to increase consumer demand for the Companies growing product categories and brand, advertising and marketing costs decreased by 11% during the third quarter primarily due to a decrease in customer incentives included in advertising and marketing expenses when compared to the prior year period.

Office Lease and Expenses - Office lease and expenses for the quarters ended September 30, 2025 and 2024 were $244,197 and $141,420, respectively.  The 73% increase in office lease and expenses during the 2025 period is primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended September 30, 2025, increased to $688,223, from $620,019, during the same 2024 quarter. The 11% increase in research and development costs during the 2025 third quarter is primarily as a result of an increase in expenditure on product certification and homologation costs, as the Company continues to refine and build its product categories.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the quarters ended September 30, 2025 were $35,284 and $(30,788), respectively. The 215% increase in bad debt expense (recovery) is primarily the result of an increase in the bad debt provision related to an increase in accounts receivable balances in the United States, when compared to the comparative 2024 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2025 were $1,029,429 and $993,031, respectively. The 4% increase in general and administrative expenses is primarily due to an increase in fees paid to enhance our online presence globally, that were partially offset by a decrease in global travel expenditures incurred.

Depreciation Expense - Depreciation expense for the quarters ended September 30, 2025 and 2024 was $343,565 and $316,404, respectively. The 9% increase in depreciation during the 2025 third quarter is primarily due to the addition of moulds and tooling used in the production of the Company's growing product categories.

Total Operating Expenses - Total operating expenses increased by $469,368, to $5.74 million for the quarter ended September 30, 2025, or 9%, compared to $5.27 million in the 2024 period. This increase is primarily due to increases in salaries and office lease and related expenses that were partially offset be a decrease in advertising and marketing costs during the 2025 period.

Other Income - Other income for the quarters ended September 30, 2025 and 2024 was $100,756 and $105,430, respectively. The 4% decrease in other income is primarily due to interest earned during the third quarter of 2025, in line with a decrease in cash held in an interest-bearing account when compared to the 2024 third quarter as the Company continues to invest in working capital.

Income taxes - Income taxes for the quarters ended September 30, 2025 and 2024 were $191,680 and $15,491, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income - The net income after income taxes for the quarter ended September 30, 2025 was $0.54 million, as opposed to a net income after income taxes of $0.12 million for the quarter ended September 30, 2024. This 366% increase in net income is primarily due to the increase in revenues and margins discussed above.

Comparison of Nine-Month Periods Ended September 30, 2025 and 2024

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2025 and 2024, and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended September 30,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$45,888,195	$32,831,288	$13,056,907	40%
COST OF REVENUES	25,961,861	19,731,470	$6,230,391.32%
GROSS PROFIT	19,926,334	13,099,818	$6,826,516	52%
PRODUCT ROYALTY INCOME	184,904	255,789	$(70,885)	-28%
OPERATING EXPENSES
Salaries and Wages	5,593,679	4,853,471	$740,208	15%
Commissions and Consulting	550,456	427,941	$122,515	29%
Professional Fees	659,253	528,215	$131,038	25%
Advertising and Marketing	3,201,595	3,379,914	$(178,319)	-5%
Office Lease and Expenses	589,493	456,164	$133,329	29%
Research and Development Costs	1,969,508	1,804,590	$164,918	9%
Bad Debt Recovery	(59,375)	(20,510)	$(38,865)	-189%
General and Administrative	3,144,070	2,913,079	$230,991	8%
Depreciation	1,003,179	907,788	$95,391	11%
Total Operating Expenses	16,651,858	15,250,652	$1,401,206	9%
INCOME (LOSS) FROM OPERATIONS	3,459,380	(1,895,045)	$5,354,425	283%
Other Income	300,640	178,963	$121,677	68%
INCOME (LOSS) BEOFRE INCOME TAXES	3,760,020	(1,716,082)	$5,476,102	319%
Income Taxes	960,906	42,123	$918,783	2181%
NET INCOME (LOSS)	$2,799,114	$(1,758,205)	$4,557,319	259%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally.  Revenues for the nine-month period ended September 30, 2025 were $45.89 million, a 40% increase, compared to revenues of $32.83 million for the nine months ended September 30, 2024.  This increase in worldwide revenue is primarily attributable to a $4.91 million increase in body armor sales, a $4.12 increase in other products, parts and accessories, $3.70 million increase in helmet sales, a $0.34 million increase in neck brace sales.  Revenues generated from sales to our customers in the United States increased from $11.18 million to $13.26 million, for the nine months ended September 30, 2025 and 2024, respectively. Revenues associated with international customers were $32.63 million and $21.65 million, or 71% and 66% of revenues, respectively, for the nine months ended September 30, 2025 and 2024. Consumer direct sales increased by 37% and dealer direct sales increased by 15% for the first nine months of 2025, with sales to our global distributors increasing by 52%, when compared to the first nine months of 2024, as consumer demand for our products continued to build, sales momentum at the dealer level improved and our distributors continued to invest in our growing product categories.

The following table sets forth our revenues by product line for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$2,238,428	5%	$1,898,629	6%
Body armor	21,248,757	46%	16,343,151	50%
Helmets	9,836,152	21%	6,139,687	19%
Other products, parts and accessories	12,564,858	28%	8,449,821	25%
	$45,888,195	100%	$32,831,288	100%

Sales of our flagship neck brace accounted for $2.24 million and $1.90 million, or 5% and 6% of our revenues for the nine-month periods ended September 30, 2025 and 2024, respectively. The 18% increase in neck brace revenues is primarily attributable to a 34% increase in the volume of neck braces sold, when compared to the prior year period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $21.25 million and $16.34 million, or 46% and 50% of our revenues for the nine-month periods ended September 30, 2025 and 2024, respectively. The 30% increase in body armor revenues was primarily the result of a 23% increase in the volume of upper body and limb protection and a 47% increase in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2025 period.

Our Helmets accounted for $9.83 million and $6.14 million, or 21% and 19% of our revenues for the nine-month periods ended September 30, 2025 and 2024, respectively. The 60% increase in helmet sales during the 2025 period is primarily attributable to a 32% increase in the sales volume of helmets designed for mountain biking, offroad motorcycle and adventure motorcycle riding, when compared to the first nine months of 2024.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $12.56 million and $8.45 million, or 28% and 25% of our revenues for the nine-month periods ended September 30, 2025 and 2024, respectively. The 49% increase in revenues from the sale of other products, parts and accessories is primarily due to a 52% increase in the sales volume of MTB, MOTO and ADV apparel designed for mountain biking, offroad motorcycle and adventure motorcycle riding, respectively, when compared to the first nine months of 2024.

Cost of Revenues and Gross Profit - Cost of revenues for the nine-month periods ended September 30, 2025 and 2024 were $25.96 million and $19.73 million, respectively. Gross Profit for the nine-month periods ended September 30, 2025 and 2024 were $19.93 million and $13.10 million, respectively, or 43% and 40% of revenues respectively.  Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 5% and 6% of our revenues for the nine-month periods ended September 30, 2025 and 2024, respectively, the 3% increase in gross profit as a percentage of revenues for the nine months ended September 30, 2025, was primarily due to dealer direct promotional selling activity during the nine months ended September 30, 2024 designed to turn slower moving inventory. As industry-wide inventory levels stabilize and our dealer direct sales momentum continues, margins earned on dealer direct sales continued to improve. Additionally, shipping costs as a percentage of domestic and international distributor revenues improved as management continues to improve shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2025 and 2024 were $184,904 and $255,789, respectively. The 28% decrease in product royalty income is due to an decrease in the sale of licensed products by licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the nine-month periods ended September 30, 2025 and 2024 were $5,593,679 and $4,853,471, respectively.  The 15% increase in salaries and wages during the 2025 period was primarily due to the employment of marketing and digital professionals globally as we continue to build a diversified multi-channel selling organization and build a global consumer facing brand. Additionally, share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis during the nine month period ended September 30, 2025.

Commissions and Consulting Expense - During the nine-month periods ended September 30, 2025 and 2024, commissions and consulting expenses were $550,456 and $427,941, respectively.  This 29% increase in commissions and consulting expenses during the 2025 period is primarily due to an increase in commissions paid to sales professionals in the United States in line with the increase in domestic sales when compared to the first nine months of 2024.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand.  Professional fees for the nine-month periods ended September 30, 2025 and 2024 were $659,253 and $528,215, respectively.  This 25% increase in professional fees is primarily due to an increase in audit and corporate legal fees incurred during the 2025 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the nine-month periods ended September 30, 2025 and 2024 were $3,201,595 and $3,379,914, respectively. Although the Company continues to invest  in the production and implementation of marketing campaigns designed to promote brand recognition and the Company's expanding product categories to a wider rider audience, the 5% decrease in advertising and marketing expenditures during the 2025 period is primarily due to a decrease point of sale merchandising costs and international customer incentives that were partially offset by increased expenditures on trade show attendance.

Office Lease and Expenses - Office lease and expenses for the nine-month periods ended September 30, 2025 and 2024, were $589,493 and $456,164, respectively. The 29% increase in office lease and expenses during the 2025 period was primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping that were partially offset by a decrease in additional warehouse storage rented in the United States during the 2025 period.

Research and Development Costs - These costs for the nine-month periods ended September 30, 2025, increased to $1,969,508, from $1,804,590, during the same 2024 period.  The 9% increase in research and development costs during the 2025 period is primarily due to increased product certification costs and an increase in salaries related to the employment of research and development staff as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Recovery - Bad debt recovery for the nine-month periods ended September 30, 2025 and were $59,375 and $20,510, respectively.  This 189% decrease in bad debt recovery during the 2025 period is primarily the result of a decrease in amounts owing that were considered to be irrecoverable during the nine-month period ended September 30, 2025, when compared to the comparative 2024 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2025 and 2024 were $3,144,070 and $2,913,079, respectively.  The 8% increase in general and administrative expenses during the 2025 period is primarily due to an increase in fees paid to enhance the Company's online presence as it continues to intensify its global e-commerce selling activities, that were partially offset by a decrease in product liability premiums paid when compared to the comparative 2024 period.

Depreciation Expense - Depreciation Expense for the nine-month periods ended September 30, 2025 and 2024 were $1,003,179 million and $907,788, respectively. This 11% increase in depreciation during the 2025 period is primarily due to the addition of moulds and tooling used in the production of the Company's growing product categories and software enhancements utilized to improve buying activity across the Company's web-based platforms.

Total Operating Expenses - Total operating expenses for the nine-month period ended September 30, 2025 increased by $1.40 million to $16.65 million, or 9%, compared to $15.25 million for the nine-month period ended September 30, 2024.  This increase in total operating expenses is primarily due to increases in salaries, general and administrative and research and development costs that were partially offset by decreases in advertising and marketing costs and a decrease in bad debt expense during the 2025 period.

Other Income - Other income for the nine-month periods ended September 30, 2025 and 2024 were $300,640 and $178,963, respectively. The 68% increase in other income is primarily due to interest earned during 2025 period in line with an increase in cash held in an interest-bearing account during the period when compared to the period ended September 30, 2024.

Income taxes - Income taxes for the nine-month periods ended September 30, 2025 and 2024 were $960,906 and $42,123, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income (Loss) - Net income (loss) after taxes for the nine-month period ended September 30, 2025 was $2.80 million, compared to net loss after taxes of $1.76 million, for the nine-month period ended September 30, 2024. This increase in net income during the 2025 period is primarily due to the increase in revenues and margins discussed above.

Liquidity and Capital Resources

At September 30, 2025, we had cash and cash equivalents of $12.40 million. The following table sets forth a summary of our cash flows for the periods indicated:

	September 30
	2025	2024
Net cash provided by operating activities	$1,446,927	$2,976,400
Net cash used in investing activities	$(751,948)	$(861,567)
Net cash used in financing activities	$(888,123)	$(1,214,251)
Effect of exchange rates on cash, cash equivalents and restricted cash	$216,507	$222,003
Net increase in cash, cash equivalents and restricted cash	$23,363	$1,122,585
Cash and cash equivalents and restricted cash at the beginning of period	$12,368,100	$11,347,420
Cash and cash equivalents and restricted cash at the end of period	$12,391,463	$12,470,005

Cash increased by $23,363 or 0.2%, for the nine months ended September 30, 2025, when compared to $12.37 million cash on hand at December 31, 2024. The primary sources of cash for the nine months ended September 30, 2025 were net income of $2,799,114, an increase in accounts payable and accrued expenses of $1,010,354, an increase in income taxes payable of $958,993 and a decrease in inventory of $611,529. The primary uses of cash for the nine months ended September 30, 2025 were an increase in accounts receivable of $4,313,446, an increase in prepaid expenses and other current assets of $944,530, the repayment of a short term loan amounting to $728,058 and capital expenditures amounting to $771,864.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the quarters ended September 30, 2025 and 2024, the Company paid an aggregate of $17,115 and $20,301, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended September 30, 2025 and 2024, the Company paid an aggregate of $4,279 and $5,092 in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. From January 1, 2024, through June 30, 2024, the monthly fee payable by the Company to Innovation was $45,481, from July 1, 2024, through June 30, 2025, the monthly fee payable by the Company to Innovation was $47,072, and commencing July 1, 2025, this monthly fee increased to $48,437. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. The Company also simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the quarters ended September 30, 2025 and 2024, the Company recognized an aggregate of $145,312 and $141,217, respectively, in consulting fees to Innovation.

The Company is the holder of a $1,500,000 revolving line of credit through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended.  Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two Eleven Distribution, LLC.  As of September 30, 2025 and December 31, 2024, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000 available for advances.

On December 20, 2022, Two Eleven entered into a Loan and Security Agreement with a bank, effective December 1, 2022, to finance certain equipment owned by Two Eleven. The note issued under the agreement, the Equipment Note, has a total value of $58,075, payable by Two Eleven in 36 consecutive monthly installments, commencing on February 5, 2023, and continuing through to January 5, 2026. Interest will accrue on the entire principal amount of the Equipment Note outstanding from time to time, at a fixed rate of 7.8581% per annum, and the principal and interest amount of each installment payment will be $1,816. As of September 30, 2025 and December 31, 2024, $7,147 and $22,561 of this Equipment Note was outstanding, respectively.

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

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. The provision for estimated returns at September 30, 2025 and 2024 were $0 and $0, respectively.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor credit reports, collections, communication and payments from customers and maintain an allowance for credit losses based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term credit losses at September 30, 2025 and December 31, 2024, was $434,106 and $500,164, respectively.  Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at September 30, 2025 and December 31, 2024 was $0 and $3,366, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at September 30, 2025 and December 31, 2024 was $627,809 and $533,953, respectively.

Impairment of Long-Lived Assets - Our long-lived assets include property and equipment. We evaluate our long-lived assets for recoverability whenever events or changes in circumstances indicate that an asset may be impaired. In evaluating an asset for recoverability, we estimate the future cash flow expected to result from the use of the asset and eventual disposition. If the expected future undiscounted cash flow is less than the carrying amount of the asset, an impairment loss, equal to the excess of the carrying amount over the fair value of the asset, is recognized. We have determined there were no impairment charges during the nine-month periods ended September 30, 2025 and 2024.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2025, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

• On February 26, 2025, a lawsuit was filed against the Company and other defendant in the Supreme Court of the State of New York, County of Queens, for alleged violation of the American Disabilities Act of 1990, in connection with the accessibility of the Company's website to visually impaired and/or legally blind individuals who may wish to purchase products thereon.  This matter has been settled.

• On July 31, 2025, a lawsuit was filed against the Company with the Court of the Commissioner of Patents in South Africa, for alleged patent infringement. The litigation is in the initial stage, and no hearing date has yet been set. The Company believes that the lawsuit is without merit and intends to defend itself.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2024.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

a. None.

b. None

c. Purchases of Equity Securities by the Issuer.

On August 12, 2025, the Company announced that the Company's board of directors formally ratified and approved a share purchase plan. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the "10b5-1 Plan") to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provided for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025, through December 31, 2025. Payment for shares repurchased under the share purchase plan were funded using the Company's cash on hand and cash flow from operations. As of September 30, 2025, 10,658 shares were purchased at a cost of $ 136,686.99.  All purchased shares will be retired at the end of the 10b5-1 Plan and are reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 19, 2025, to August 28, 2025.	4,724.00	$12.91	4,724.00	$ 689,000.58
September 1, 2025, to September 30, 2025.	5,934.00	$12.75	5,934.00	$ 613,313.01
Total	10,658.00		10,658.00

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

Date: November 6, 2025	LEATT CORPORATION
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