Form 10-K
period 2025-12-31
Leatt Corp
filed 2026-03-24
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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
Yes [_] No [X]

As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of the registrant's common stock held by non-affiliates was approximately $30,069,731. Shares of the registrant's common stock held by each executive officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded from the calculation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Common Stock, $0.001 par value per share: 6,237,561 outstanding as of March 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Annual Report on Form 10-K
For the Year Ended December 31, 2025

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly-owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR16.6287 for its December 31, 2025 balance sheet.

PART I

ITEM 1. BUSINESS

Business Overview

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market, we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with the Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmets comply with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill-specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 9.5, Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 ADV 9.5, ADV 8.5 and ADV 7.5 have CCC approval for the market in China. Our Enduro 4.0 helmet, All-Mountain 4.0 helmet and Gravity 5.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776. The Moto 9.5 has been homologated to FRHPhe-02-2023 for us in FIMsanctioned off-road racing events. We are also working on getting some of our high-end MTB helmets tested at Virginia Polytechnic Institute and State University (V-Tech) in the United States, according to their rating system. In addition to our helmet portfolio, our goggles and sunglasses undergo certification and testing in accordance with applicable international eyewear standards. Within our goggle range, the Velocity 6.5, 5.5 and 4.5 goggles are certified to EN1938 and are impact-tested on the lenses according to MIL-DTL-43511D. The Velocity 6.5 SNX, 5.5 SNX and 4.5 SNX goggles are certified to EN13178 and are also impact-tested to MIL-DTL-43511D. Our MTB 5.0, 4.0 and 4.0 X-Flow goggles are tested to EN1938 and undergo MIL-DTL-43511D lens impact testing. The Vizion 3.5, 2.5 and 2.5s goggles are certified to EN1938, while our MTB 2.0 goggles are tested to EN1938. Within our sunglass range, the SpeedViz Pro and SpeedViz Lite models are tested to EN ISO 12312, ANSI Z87.1 and AS/NZS 1067.1. Our RideViz Pro, RideViz Lite, RideViz Pro S, RideViz Lite S, TheViz Andes, TheViz Sierra, TheViz Pyrenees and MadViz One sunglasses are tested to EN ISO 12312, ANSI Z80.3 and AS/NZS 1067.1.

Our products are predominantly manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We continue to build manufacturing capacity outside China, namely, in Thailand, Cambodia, and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

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

Leatt South Africa

The Company conducts business in South Africa as a foreign registered branch known as 'Leatt Corporation (Incorporated in the State of Nevada)' registered under the laws of South Africa with registration number: 2007/032780/10. Based in Cape Town, South Africa, Leatt SA was formed on November 14, 2007, to conduct the Company's business and operations in South Africa. Our corporate headquarters and our research and development efforts are based at Leatt SA.

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

We believe that we have gained our market share largely due to the innovation and quality of our products, the growth of the market, the growth of our product range, our increased marketing efforts, and our steps to secure our international patents and protect our patents from infringement.

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

The latest range of Neck Braces are designed for both the powersports market and bicycle markets, includes the Neck Brace 6.5 which is a full carbon brace, Neck Brace 5.5, which is fully adjustable, the Neck Brace 5.5 Junior, which is fully adjustable and designed for junior riders, Neck Brace 4.5, is the latest addition to the range and mid-way between the 3.5 and 5.5 in the way of adjustment and pricing, the award-winning Neck Brace 3.5, which is competitively priced, the Neck Brace 3.5 Junior, designed for junior athletes at a very competitive price, and the new 1.5 Mini Neck brace designed for very small riders.

Furthermore, there is a range of SNX models under the powersports category. These neck braces are designed for snowmobile riders, which includes the SNX 5.5 and Neck Brace SNX trophy. These neck braces feature the AFC - Arctic Fusion Compound-designed for extreme temperatures.

The STX neck brace is designed for street commuters and includes the Neck Brace STX Road.

The Fusion is a unique invention that combines neck, chest, back, flank and shoulder protection in one piece of body armor for powersports enthusiasts. This product combines Leatt-Brace® technology together with CE certified back, shoulder and chest impact protection. The Fusion models include the Fusion 3.0, which incorporates hard shell and 3DF AirFit ventilated soft impact foam to protect riders, and the Fusion 2.0 Junior which is designed for junior athletes.

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

Helmets

In 2015, the Company launched its helmet range and commenced shipment with a limited helmet range. The Company expanded its off-road helmet range in 2016 to include two junior helmets and its award-winning MTB range for downhill and BMX bicycle use. The Company currently sells various models of helmet products which the Company believes redefines head and brain protection with its ground-breaking 360-degree Turbine technology for concussion and brain rotation safety.

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

The Company launched the ADV helmet range in 2024, designed for adventure riding and featuring the patented 360º Turbine Technology, a revolutionary safety design. The ADV 9.5 Carbon Helmet provides ultimate protection and performance for adventurous riders. It is constructed from a six layer carbon matrix and four densities of impact foam, strategically fixed to maximize protection, reduce shell size and weight. The ADV 8.5 Helmet provides premium protection, it is constructed from a three layer composite matrix which is a lighter and stronger construction than a polymer shell. The ADV 7.5 Helmet provides great protection, it is constructed from an injected polymer compound shell.

The MTB helmet range consists of the premium MTB Gravity 8.0 Helmet, a well-ventilated composite helmet made specifically to suit downhill and BMX riders' requirements which has passed Motorcycle ECE standard and ASTM certified; the MTB Gravity 6.0 Carbon Helmet, a DH certified lightweight M-Forge® carbon shell helmet with a composite chin bar; the Helmet MTB Gravity 5.0, is the first full-face helmet to feature the BOA® FS2 Fit System, delivering a secure 360° wrap with micro-adjustable precision and dual-position cheek pads for a truly personalized fit ;the Helmet MTB Gravity 4.0, a DH certified lightweight polymer shell helmet with maximized ventilation; the Helmet MTB Gravity 2.0, a DH certified ASTM polymer shell helmet with stainless steel mesh vents for added protection against debris; the Helmet MTB Gravity 1.0, a polymer helmet with 360-degree turbine technology at a competitive price point, and its junior version, the Helmet MTB Gravity 1.0 Junior, certified ASTM downhill for use by younger riders.

The MTB helmet range also has helmets designed for Enduro riders' requirements: the MTB Enduro 4.0 Helmet, which has a DHcertified lightweight polymer shell with a removable chin bar with an easy-fit attachment system. The award-winning MTB 3.0 Enduro Helmet is a lightweight polymer shell with a three-in-one helmet design, with the option of a half-shell face helmet, removable chin bar and optional over-the-ear guards. The MTB 2.0 Enduro Helmet is a lightweight polymer shell with a removable chin bar, and the MTB 2.0 Junior Enduro Helmet is adapted for junior riders which is certified and tested: AS/NZS 2063:2008, EN1078, CPSC 1203.

The Company also has a range of half -shell helmets for MTB riders, which incorporates the 360-degree Turbine technology for concussion and brain rotation safety. The MTB All-Mountain 4.0 Helmet, this helmet is the premium lightweight polymer half shell helmet with in-molded EPS and EPO impact foam for superior energy absorption, the MTB All-Mountain 3.0 Helmet, which is a half shell polymer compound helmet for cyclists, the MTB Trail 3.0 Helmet, is a new lightweight all-purpose MTB helmet with PowerBridge in-molded force absorber is designed for trail riding, cross country training and back country or gravel adventures, the MTB Trail 2.0 Helmet, is a lightweight polymer shell with MaxiFlow impact foam air channels, and the MTB Trail 1.0 Helmet is a competitively priced trail-ready helmet. The MTB Trail 1.0 Universal Fit is engineered to comfortably fit a wide range of head shapes and sizes, with a FidLoc magnetic buckle. The MTB 2.0 All-Mountain Helmet is a lightweight polymer half shell with a sunglasses dock port for easy, secure storage. The MTB 1.0 All-Mountain Helmet, which is the most competitively priced helmet in this range, offers protection around the head and a deeper rear coverage, and the MTB All-Mountain 1.0 Junior Helmet is the lightweight junior helmet at a competitive price, which offers protection around the head and a deeper rear coverage.

The Company has launched a range of endurance helmets designed for endurance cyclists. The helmets incorporate the 360-degree Turbine technology for concussion and brain rotation safety, and the PowerBridge in-molded force absorber, eyewear docking port with anti-slip function. The range includes the MTB 4.0 Endurance Helmet, which is more ventilated than the 3.0 model, and the MTB 3.0 Endurance Helmet is priced more competitively for the everyday rider.

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

Body Armor

In 2010, we launched the Leatt body armor range with our introduction of the Leatt Adventure Chest Protector, a hard-shell chest protector. The following year, we introduced junior protectors, body vests and full body protectors. Since then, we have further extended our range to include more body protectors and vests, back protectors, elbow guards, knee guards, impact shorts and cooling vests. These products come in a variety of soft- and hard-shell options for both adult and junior riders. Our expanded body armor product range has also gained us entry into new markets.

In 2014, we expanded into the shoulder and knee-brace markets with the addition of our shoulder brace and C-Frame knee brace to our range of body protection products. In the first quarter of 2015, after our Knee Brace was accepted for registration by both the United States Food and Drug Administration (FDA) and the UK's Medicine and Healthcare Regulatory Products Agency (MHRA), and our Shoulder Brace was accepted by the FDA as a Class 1 Medical Device. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company has expanded its knee brace range to include: the Moto C-Frame Pro Knee Brace Carbon, which is the premium knee protection in the range; the Moto C-Frame Hybrid Knee Brace Carbon, which is slimmer than the Pro Carbon model to fit race pants while retaining the stiff chassis of the mono hinge; the Moto X-Frame Knee Brace Carbon, which is injected carbon cage-type knee protection; the Moto X-Frame Hybrid Knee Brace Carbon, which includes a sleeve with Reaflex impact gel knee cup with hard shell for ultimate knee brace comfort; and the Moto Z-Frame Knee Brace, which is a glass-filled nylon knee protection product at a competitive price point. The Company has expanded the junior knee-brace range to include the Moto Z-Frame Knee Brace Junior and Moto C-Frame Knee Brace Junior, both of which are designed for younger athletes.

In 2019, we launched our innovative Moto 5.5 FlexLock Boot range, consisting of the Moto 5.5 FlexLock Boot and the Moto 5.5 FlexLock Enduro Boot. These Boots are designed to be an essential part of any rider's motocross riding kit. Our Boots feature the SlideLock system for an outstanding first-class fit, a low-profile toe box for easy gear shifting, and an incredible FlexLock system that is proven to reduce ankle forces by up to 37% and knee forces by up to 35% upon impact, when compared to an industry-leading competitor boot. The Moto 4.5 Boot range, consisting of the Moto 4.5 Boot, the Moto 4.5 Enduro Boot, and the Moto 4.5 HydraDri® Boot, all of which include a SlideLock system, an auto-locking one-way sliding closure for a great seal at the top of boot, an extended foot peg riding zone for arch and on the toes riding style, and a reinforced steel shank. Other additions to the Moto 3.5 Boot range consist of the Moto 3.5 Boot, the Moto 3.5 HydraDri® Boot and the Moto 3.5 Junior Boot, which also features the SlideLock system at a competitive price point. The latest boots to be added to our ADV product line, are the ADV HydraDri® 8.5 Boot, and ADV HydraDri® 7.5 Boot which has been designed for the Adventure market, is waterproof, protective and provides all-day comfort for riders, and the ADV X-Flow 7.5 short, a lightweight boot with quality Nubuck chassis surrounding soft perforated foam, topped with a breathable, durable fabric for an optimal balance of weight, maneuverability, breathability and resistance, even in hot conditions. All our boots are CE tested and certified.

In 2020, we launched our MTB shoes. The MTB shoe range has since expanded to include a wide range of different models that are designed to satisfy any rider's needs, including a variety of clip-on shoes and flat shoes in various colors. The Clip range includes various styles of shoes with the ClipGrip SPD channels. The range also includes new Trail shoes fitted with the BOA® Fit System. Our shoe soles include the RideGripTM PRO Compound for traction and enhanced bike control. The entry-level MTB 1.0 Flat Shoe, MTB Hi Flat Shoe and RideOne 1.0 Shoe can be used as an everyday casual shoe. We also introduced the ProClip range, which includes the ProClip 8.0 Endurance, designed with a Ripstop Polymer Fiber upper reinforced with a TPU overlay and equipped with two insoles for enhanced support. The ProClip 6.0 features the RideGrip™ compound, providing superior traction and durability, while the HydraDri 5.0 ProClip incorporates a HydraDri membrane waterproof bootie construction to keep feet dry in wet conditions. The Company also introduced MTB shoes designed for female and junior riders in various styles and colours.

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

Other Products, Parts and Accessories

Goggles

In 2019, we launched our Leatt Goggle range, developed with WideVision anti-glare, anti-fog technology and bullet-proof tested to military ballistic standards for durability. The goggles also feature a detachable nose piece for multi-purpose use, easy clip-in / clip-out and self-draining frames, and anti-fog lenses that provide the same fit for the entire line-up, ranging from 20-83% Visible Light Transmission (VLT). Currently, our full range of goggles has grown to include over twenty models of goggles with a variety of interchangeable lenses and color options to meet all our riders' requirements, as well, as smaller size.

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

Casual Clothing and Accessories

We also sell a variety of casual clothing, socks and caps which we have expanded to include sunglasses. We sell accessories that complement our expanding range of products including toolbelt bags, duffel bags, gear bags, helmet bags, backpacks, hats and hydration kits. The products are designed in line with the latest international fashion trends.

MTB Components

In 2025, we launched a range of bicycle components, which includes pedals, stems, handlebars and grips. The pedal range includes pedals made from aluminium and CeraMag®, ceramic-coated magnesium. The handlebars set that combines an ultra-stiff 7050 aluminium bar with vibration-dampening ReaFlex® grips.

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

• 2015 Vital MX Audience Survey: The Leatt Neck Brace was voted the number one Neck Brace to buy in the Vital MX Audience Survey.

• Decline Magazine: Decline Magazine awarded Leatt Knee Guards a five-star rating based on the product's fit, impact testing, breathability and overall appeal (July 2016).

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

• 2020 Gear Of The Year Award: The Moto 9.5 Helmet was named the 2020 Gear of the Year award by German Cross Magazine. The award winner is selected on an annual basis by the Editors of the magazine.

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

• Interbike Innovation Award Winner: The Interbike International Bicycle Exposition is the largest bicycle industry trade event in North America, and its awards are aimed at recognizing excellence and innovation in product, retail, and advocacy. The Leatt DBX 3.5 neck brace was named an Interbike Innovation Award winner in 2017, and the Leatt DBX 4.0 Helmet won the same Innovation Award in 2018.

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

• Powersports Business Nifty 50 Award: The Nifty 50 Award is conferred by the editors of Powersports Business, an industry publication that selects aftermarket products and services that they believe will help boost dealer profitability. To be eligible for an award, products have to be new or substantially improved from previous years and must be ready for delivery in the calendar year of the award. Leatt received the Nifty 50 Award in 2018 for the Leatt GPX 4.5 Helmet and the Leatt GPX 3.5 Neck Brace, in 2021, for the Leatt X-Frame Hybrid Knee Braces, and in 2022 for the Leatt 8.5 Moto Helmet Kit.

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

We believe that the premium quality of the Leatt® neck brace has resulted in increased sales since its inception. We have sold in excess of 1,004,000 units of the Leatt® neck brace products worldwide to date.

Manufacturing.

Our products are predominantly manufactured in China by third-party manufacturers in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements based on agreed standard operating terms. We continue to build manufacturing capacity outside of China and currently have manufacturing partners in Thailand, Cambodia, and Bangladesh. We do not currently have any material written agreements with our neck brace third-party manufacturers, but will include any such future material written agreement in our periodic filings. We offer a warranty on our products based on the legal requirements of the specific geographical region where our customers reside. Products purchased through international sales channels are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents globally.

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

During production, we measure the manufacturer's quality and on-time performance to determine whether to continue our relationship. We utilize outside consultants and our own employees based in Asia to ensure the quality of our products through regular on-site product inspections. Such quality inspections are conducted in conformance with ISO/IEC 17025 specifications at the manufacturer's premises. Penalties and expedited shipping costs may be levied against a manufacturer if there are excessive delays in shipment to customers or customer rejection is caused by quality issues. The balance of open invoices is paid to the manufacturer based on agreed terms, post successful inspection.

Raw Materials and Suppliers

Our products are manufactured from generally available engineering materials, such as thermoset carbon fiber, glass fiber reinforced nylon and high impact polycarbonate resin. The cost of materials used in our products varies depending on the technical and safety specifications, as well as the target market and the price of our products. The prices of these raw materials are determined based on prevailing market conditions and supply and demand. Global conditions may impact the supply of these raw materials and adversely affect the supply of our products. We have not experienced any significant interruptions to our production due to a shortage of our raw materials.

Our third-party manufacturers arrange for the purchase of most of the raw materials that are used to manufacture our products and they pay for the cost of such materials. We may occasionally directly source and pay for highly specialized protection materials, for use in the production of our products. These protection materials are generally available. We also occasionally acquire raw materials on behalf of a third-party manufacturer to secure and maintain a specified production capacity. The expenses incurred for such materials for the years ended December 31, 2025, and 2024, were not material, and we do not foresee these amounts being material in the near future.

We have implemented certain protocols to check the quality of incoming raw materials used in the production process, where necessary. Our third-party manufacturers are required to perform prescribed strength testing on critical parts of certain products. In addition, certain materials are tested by our research and development employees at Leatt SA and by independent material laboratories for compliance with manufacturing and material specifications.

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

We generate revenue both in the United States and abroad. For the years ended December 31, 2025 and 2024, annual revenues associated with international customers were $44,644,239 and $30,410,516 or 72% or 69% of total revenue, respectively.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues for the year ended December 31, 2025. For the years ended December 31, 2025 and 2024, our largest customer accounted for approximately 7% and 2% of our annual U.S. revenue, respectively.  As of December 31, 2025 and 2024, $146,202 or 2% and $213,391 or 3% of our accounts receivable, was due from this customer.

For both years ended December 31, 2025, and 2024, one customer accounted for approximately 7% and 4% of our annual international revenue, respectively. As of December 31, 2025 and 2024, $239,669 or 3% and $500,548 or 8% of our accounts receivable were due from this international customer.

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

We believe that, as a result of our marketing efforts, and based on our internal marketing estimates, we have approximately 698 active distributors and dealers who stock Leatt products in the U. S. and approximately 231 active dealers in South Africa. We expect that the number of our distributors and dealers will also grow as the market segments that we sell to, and our product offering grows but we cannot guarantee that this will be the case.

Our advertising and marketing expenses for the years ended December 31, 2025, and 2024 were $4,563,919 and $4,454,906, respectively, representing approximately 7% and 10% of our revenues, respectively.

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

We believe that the development of new products and new technology is critical to our success. We are continuously working to improve the quality, efficiency and cost-effectiveness of our existing products. All our helmets have achieved CE certification and other certifications as necessary, depending on market requirements. For the U.S. market our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill specific bicycle helmets also comply with ASTM F1952. For the UK market substantially all of our motorcycle helmets comply with the ACU Gold standard, for the Japanese market our Moto 3.5 helmet complies with the JIS T 8133 standard, and for the Brazilian market our Moto 9.5, Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with the NBR 7471 standard. Our Enduro 4.0 helmet and All-Mountain 4.0 helmet and Gravity 5.0 helmet have also acquired NTA8776 certification, to meet the new e-bike helmet certification requirements of the Dutch Technical Agreement (NTA) 8776. For the Chinese market the Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 and ADV 9.5, ADV 8.5 and ADV 7.5 have CCC approval.  The Moto 9.5 has been homologated to FRHPhe-02-2023 for us in FIM sanctioned off-road racing events. We are working on testing selected high-end MTB helmets at V-Tech according to their rating system.  We are also working on getting some of our high-end MTB helmets tested at V-Tech according to their rating system. In addition to our helmet portfolio, our goggles and sunglasses undergo certification and testing in accordance with applicable international eyewear standards. Within our goggle range, the Velocity 6.5, 5.5 and 4.5 goggles are certified to EN1938 and are impact-tested on the lenses according to MIL-DTL-43511D. The Velocity 6.5 SNX, 5.5 SNX and 4.5 SNX goggles are certified to EN13178 and are also impact-tested to MIL-DTL-43511D. Our MTB 5.0, 4.0 and 4.0 X-Flow goggles are tested to EN1938 and undergo MIL-DTL-43511D lens impact testing. The Vizion 3.5, 2.5 and 2.5s goggles are certified to EN1938, while our MTB 2.0 goggles are tested to EN1938. Within our sunglass range, the SpeedViz Pro and SpeedViz Lite models are tested to EN ISO 12312, ANSI Z87.1 and AS/NZS 1067.1. Our RideViz Pro, RideViz Lite, RideViz Pro S, RideViz Lite S, TheViz Andes, TheViz Sierra, TheViz Pyrenees and MadViz One sunglasses are tested to EN ISO 12312, ANSI Z80.3 and AS/NZS 1067.1. We are continuously working to expand our range of products with further technological innovation, comfort, ergonomics and market appeal. We believe that our scientific and medical approach to product development gives our products a competitive edge.

Our research and development expenses for the fiscal years ended December 31, 2025, and 2024 amounted to $2,704,071 and $2,523,881, respectively. These expenses included salaries for research and development employees as well as other direct product development and research costs.

Competition

We compete with a small number of dominant competitors in the protective gear and apparel market, some of whom have substantially greater financial and other resources than we currently have. According to the 2023 Racer X Readers' Choice Survey discussed elsewhere herein and available at https://rx.iscdn.net/media-kit/2025/01/361_readers-choice-survey-results-2024.pdf, our major competitors are Alpinestars S.p.A, Fox Head, Inc., Bell Sports, Inc., EVS Sports, and Fox Racing.

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

Our Intellectual Property

We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents, and utility patents related to the Leatt-Brace. Most of these initial intellectual property rights are held by Xceed Holdings, a corporation controlled by our Chairman, Dr. Christopher Leatt, and the rest of these rights are held by the Company. We license most of our intellectual property from Xceed Holdings, pursuant to a patent and royalty license agreement, or Licensing Agreement, dated March 1, 2006, between the Company and Xceed Holdings. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of all our revenues billed and received from the Leatt-Brace. In addition, pursuant to a separate license agreement between us and Mr. De Villiers, we are obligated to pay a royalty fee of 1% of all our billed and received sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. We also rely on nondisclosure agreements and other methods to protect our intellectual property rights. However, the steps we have taken may be inadequate to prevent the misappropriation of our technology.

Xceed has licensed us thirty-five utility patents registered in various countries for the Neck Brace. Thirty-four expired in 2024, and one will expire in 2026. Furthermore, we hold a license for four design patents, registered in Europe and the U.K, covering various Neck Brace designs, and two European design patents have renewal dates in 2027. We hold one South African patent for a Shoulder Protector, and one South African patent for a Chest Protector, both of which have renewal dates in 2026. We hold patents for our Knee Brace in the U.K. and Germany, with renewal dates in 2026.

We hold patents for Goggles in Germany, the U.K, and U.S.A, the latter of which is renewable in 2027, while the Germany and the U.K patents have renewal dates in 2026. We hold four design patents for Goggles in Europe, with renewal dates in 2027, 2029, and 2030. We hold five design patents for Goggles in the U.S.A, and one design patent for Goggles in the U.K. The U.K design patent has a renewal date in 2030. We hold patents for our Turbine Helmet in Australia, Hong Kong, Germany, and the U.K., all of which have renewal dates in 2026. We hold three patents for our Turbine Helmet in the U.S.A., with renewal dates in 2027, 2028, and 2029, and another Turbine Helmet patent application currently pending in the U.S.A. We hold one U.S.A. design patent for our Visor Screw, which expires in 2031. We hold design patents for our Hydration System in the U.K and U.S.A, the U.S.A patent expires in 2030, and the U.K patent has a renewal date in 2029. We hold one European design patent for our Visor Screw and Hydration System, with a renewal date in 2029. We hold design patents for our STX Neck Brace in Japan, Europe, the U.S.A., and U.K. The European and U.K design patents have renewal dates in 2030, and Japan in 2026. The U.S.A design patent expires in 2026. We hold patents for our Flexlock Boot in the U.S.A., U.K., Germany, Italy, and Thailand, with the U.S.A patent having a renewal date in 2029, and the remaining patents with renewal dates in 2026. We hold one patent for our Velcro Boot in the U.K., with a renewal date in 2027. We hold one patent application for our Velcro Boot in Germany, which is currently pending, with a renewal date in 2027. We hold a U.S.A design patent for a Boot, which expires in 2036. We hold three patents for a Jacket in Germany, the U.K., and U.S.A., with the patents in Germany and the U.K having renewal dates in 2027, and the U.S.A. patent in 2028. We hold patents for our Hoodies with a magnetic fixture in Germany, the U.K., and U.S.A. with the patents in Germany and the U.K having renewal dates in 2026, and the U.S.A. patent in 2030. We hold a design patent for a team sport product in the U.S.A. We filed two Patent Cooperation Treaty (PCT) patent applications for airbag products, both of which are currently pending.

Patents applicable to specific products extend for varying periods according to the date of patent application filing or patent grant and the legal term of patents in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage, and the availability of legal remedies in the country. Issued patents or patents based on pending patent applications or any future patent applications may not exclude competitors or may not provide a competitive advantage to us. In addition, patents issued or licensed to us may not be held valid if subsequently challenged and others may claim rights in or ownership of such patents. In addition, the validity and breadth of claims in protective gear technology patents involve complex legal and factual questions and, therefore, the extent of their enforceability and protection is highly uncertain.

We have extensive licensed and registered trademarks. Leatt® is trademarked in Argentina, Australia, Canada, Chile, China, the European Union, Indonesia, Japan, Kazakhstan, Malaysia, Mexico, New Zealand, Peru, Philippines, the Russian Federation, Singapore, South Africa, Taiwan, Thailand, U.S.A, Vietnam, and the U.K. in multiple classes depending on the jurisdiction. These multiple trademarks have renewal dates between 2026 and 2035. We also have a Leatt® trademark pending in Macao. Leatt-Brace® has been trademarked in China, the European Union, South Africa, U.K. and the U.S.A. with renewal dates between 2027 and 2034. ALPT® and Alternative Load Path Technology® trademarks are registered in the U.S.A. in class 9, renewable in 2031 and 2030, respectively. Leatt® has also been trademarked in special script in Brazil with renewal dates in 2032. The Leatt Devices and/or Icons have been trademarked in Brazil, China, Colombia, the European Union, South Africa, U.K. and U.S.A., with renewal dates between 2029 and 2035 in multiple classes depending on the jurisdiction. We have the Helmet For Your Neck Device trademarked in the European Union and U.K. with renewal dates in 2027.

We have expanded our trademark portfolio to accommodate our expanding product categories. BraceOn® is registered in class 9 in Australia, the European Union, U.K. and U.S.A. with renewal dates between 2031 and 2033. RIDEVIZ® is registered in class 9 in Australia, China, the European Union, U.K., and U.S.A. with renewal dates between 2030 and 2032. RideGrip® is registered in class 25 in China, the European Union, and U.K., and U.S.A. with renewal dates between 2030 and 2032. FirstTurn® is registered in class 9 in China, the European Union, U.K., and U.S.A. with renewal dates between 2030 and 2032. CeraMag® is registered in class 12 in the European Union, U.K., U.S.A and Taiwan with renewal dates between 2031 and 2036. HydraDri® is registered in classes 25 and 28 in the European Union, U.S.A. and U.K. with renewal dates between 2031 and 2033. We have Three L Device® trademarked in the European Union, U.K. and U.S.A. with renewal dates between 2027 and 2034. We have a Leatt FlexMesh® trademark in the European Union in class 28 with a renewal date in 2034, and we have FlexMesh® trademarked in the U.S.A. in class 28 with a renewal date in 2035. We have ReaFlex® trademarked in the European Union in class 28, with a renewal date in 2035.

Gritt by Leatt® is registered in classes 3 and 4 in Australia and the European Union, with renewal dates in 2035. We have pending registrations for Gritt by LeattTM in the same classes in Brazil, China, the Russian Federation, South Africa, U.K, and U.S.A.

SuperTack® is registered in class 25 in the European Union, with a renewal date in 2035, and has a pending registration in the U.S.A.  We have pending registrations for Leatt DrakenTM in classes 12 and 18 in the European Union and U.S.A. We also have pending registrations for ActiveHoldTM in class 18 in the European Union and the U.S.A.

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

Our Employees

As of December 31, 2025, we employed 88 full-time employees and 47 independent contractors. The following table sets forth the number of our full-time employees and contractors by function as of December 31, 2025.

Employee & Contractor Function	Number
Executive	3
Internet & Technology	2
Marketing	25
Finance	6
Operations and Distribution/Logistics	26
Research and Development/Leatt Lab	25
Legal & Compliance	4
Sales & Customer Services	41
Support Staff	3
Total	135

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

Regulations

The 2012 JOBS Act

We qualify as an "emerging growth company," as defined in Title I of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. An emerging growth company is defined as an issuer, including a foreign private issuer, with less than $1 billion of total annual gross revenues during the most recently completed fiscal year. The SEC has interpreted "total annual gross revenues" to mean total revenues as presented on the income statement presentation under U.S. GAAP, which for the Company was $61.91 million for the fiscal year ended December 31, 2025. We will retain our status as an emerging growth company until the earlier of: (1) the fifth anniversary of the date we first sell securities pursuant to an IPO registration statement; (2) the last day of the fiscal year in which we first exceed $1 billion in annual gross revenues; (3) the time we become a large accelerated filer (an SEC registered company with a public float of at least $700 million); or (4) the date on which we have issued, within the previous three years, $1 billion of nonconvertible debt, whether issued in a registered or unregistered offering and whether or not it is still outstanding at the determination date.

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

In addition to the minimum requirements some products require compliance with the European Standards, or EN (European Norm), specific to certain categories of PPE in order to achieve certification. An EN is a standard that has been adopted by one of the three recognized European Standardization Organizations (ESOs): CEN, CENELEC or ETSI. It is produced by all interested parties (including manufacturers, users, consumers and regulators of a particular material, product, process or service) through a transparent, open and consensus-based process. In the Company's case these are the applicable EN standards: EN 14021 Stone Shields; EN 1621-1 Limb Protectors; EN 1621-2 Back Protectors; EN1621-3 Chest Protectors; EN 21420:2020 Protective Gloves; EN 13594:2015 Protective gloves for motorcycle riders; EN1078:1997 Helmets for pedal cyclists and for users of skateboards and roller skates; EN 13634: 2017 Protective footwear for motorcycle riders; EN1938:2010 Personal eye protection - Goggles for motorcycle and moped users; EN 13595-3:2020 - "Protective garments for motorcycle riders - Parts 3: Class AA Garments"; EN 13595-4:2020 - "Protective garments for motorcycle riders - Parts 3: Class A Garments".  ISO 12312-1:2022 - "Eye and face protection - Sunglasses and related eyewear". These standards are more performance related and, among other things, measure the performance of PPE at various intensity levels and under different environmental conditions. They also prescribe product labelling, tests for user comfort and ease of use. Where no specific standards exist in the EU, such as with the neck brace, wrist brace or specialized protective equipment for juniors, the Notifying Body will be responsible for interpreting the requirements based on the intended use and environment, develop appropriated testing protocols and perform the technical evaluation necessary for certification.

The PPE Regulation (EU) 2016/425 is total harmonization and a "New Approach" legislation aligned to the "New Legislative Framework". It lays down essential health and safety requirements (EHSRs) and leaves it to standards, primarily European harmonized standards, to give technical expression of the relevant requirements contained in the Regulation.

FDA and MHRA Registration

In the first quarter of 2015, our Knee Brace was accepted for registration by both the FDA and the MHRA, and our Shoulder Brace was accepted by the FDA, as Class 1 Medical Devices. FDA and MHRA registration allow us to take these products directly to market as medical devices for patients (not just athletes) recuperating from injuries, surgery, muscle tears or strains, dislocations, breaks or fractures. The Company's FDA registration included the contract manufacturer of the braces, a Good Manufacturing Practices (GMP) vendor. For the registration period, which currently expires on December 31, 2026, we will be required to maintain logs of complaints or problems, and to provide appropriate labelling for medical uses. We have renewed our registration until December 31, 2026. The MHRA registration of the knee brace is open-ended, subject to the Company's continued monitoring of product performance in the marketplace and delivery of prompt responses to the MHRA as necessary.

Other Accreditation

We have also obtained certifications for our helmets depending on the market, all Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market, we have other certifications outside of CE. For the US market, our motorcycle helmets comply with the DOT (FMVSS 218) helmet safety standard, and our bicycle helmets comply with EN1078, as well as CPSC 1203. Our downhill-specific bicycle helmets also comply with ASTM F1952. For our Australian Market, our bicycle helmet complies with AS/NZS 2063, for the UK market substantially all of our motorcycle helmets comply with ACU Gold, and for the Japanese market, our Moto 3.5 helmet complies with JIS T 8133. For the Brazilian market, our Moto 9.5, Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with NBR 7471. The Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5, Moto 2.5, and ADV 9.5, ADV 8.5, and ADV 7.5 have CCC approval in China. Our Enduro 4.0 helmet, All-Mountain 4.0 helmet, and Gravity 5.0 helmet have acquired NTA8776 certification, which is a new e-bike helmet certification that confirms that a helmet complies with the requirements in the Dutch Technical Agreement (NTA) 8776. The Moto 9.5 has been homologated to FRHPhe-02-2023 for us in FIM-sanctioned off-road racing events.

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

Legal and regulatory developments related to climate change or other initiatives could also potentially increase costs and affect our ability to deliver our products. We have begun to utilize eco-friendly and sustainably sourced materials for the packaging of our products and have recently introduced a new range of MTB products made from biodegradable, plastic-free materials that maintain their high-performance edge and durability. We are continually considering and implementing steps to sustainably reduce the Company's carbon footprint and we are currently evaluating various environmental certification bodies with the intent of certifying our efforts to reduce our impact on the environment over the last few years. There were no material capital expenditures for environmental matters in the year ended December 31, 2025.

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

Global political and economic turmoil could negatively affect our domestic and international sales, results of operations, and financial condition.

Prolonged global political and economic turmoil, especially in the U.S., the Middle-East, South America and Europe, could have a negative impact on our ability to conduct business outside the U.S. and on our financial condition. Any intensified or widened conflict in Iran and the surrounding region could lead to volatility in energy prices and adversely impact the cost of raw materials and shipping worldwide. Our exposure to such risks may further increase if any of these economic conditions impact levels of consumer spending.

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

For the years ended December 31, 2025 and 2024, annual revenues from sales to international customers were $44,644,239 and $30,410,516, or 72% and 69% of our total revenue, respectively. While we do not expect to see any significant material adverse impact on our distribution channels (discussed elsewhere in this report), if demand for our products fluctuates as a result of these economic conditions or otherwise, our revenue and gross margin could be harmed.

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

In Europe we have significantly more sales than we do expenses. Since 72% of our sales is derived outside the U.S. where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates, such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

Although our cash, cash equivalents and restricted cash at December 31, 2025 were $13.23 million, and we currently meet our working capital requirements with cash flow provided by our operating activities, we expect to continue doing so for the foreseeable future. Since November 2018, the Company has maintained a revolving line of credit agreement with a bank under which it now has access to a line of credit facility of $1,500,000 which remains available in full for advances through March 1, 2026. However, in the future we may require additional working capital to support our long-term growth strategies, including identifying suitable targets for horizontal or vertical mergers or acquisitions, so as to enhance the overall productivity and benefit from economies of scale. If the uncertainty arising out of domestic and global economic conditions and the ongoing tightening of domestic credit markets persist, we may not be able to generate adequate cash flows or obtain adequate levels of additional financing, whether through equity financing, debt financing or other sources. Even if we are able to get additional financing, it might not be on terms that are favorable to the Company. Furthermore, additional financings could result in significant dilution to our earnings per share or the issuance of securities with rights superior to our current outstanding securities, including registration rights. If we are unable to raise additional financing, we may be unable to implement our long-term growth strategies, develop or enhance our products and services, take advantage of future opportunities or respond to competitive pressures on a timely basis, if at all. In addition, a lack of additional financing could force us to substantially curtail operations.

A substantial amount of our sales revenue is derived from sales to a limited number of customers, and our business will suffer if sales to these customers decline.

We have derived a significant portion of our revenue from a limited number of customers, however none of our customers account for more than 10% of our consolidated revenues. For the years ended December 31, 2025 and 2024, our largest customer accounted for approximately 7% and 2% of our annual U.S. revenue, respectively. As of December 31, 2025 and 2024, $146,202, or 2% and $213,391 or 3% of our accounts receivable, was due from this customer.  For both the years ended December 31, 2025 and 2024, our international revenue derived outside of the U.S. was earned from one customer that accounted for approximately 7% and 4% of our annual international revenue. As of December 31, 2025 and 2024, $239,669 or 3% and $500,548 or 8% of our accounts receivable, respectively, was due from this international customer. We do not have long term contractual arrangements with most of these wholesale customers. The loss of one or more of these customers could damage our business, financial condition and results of operations.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404, the SEC adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports, including Form 10-K. Under current law, we became subject to the requirements of SOX 404 beginning with our annual report for the fiscal year ended December 31, 2012 and since becoming a U.S. public company, we have evaluated our internal control systems in order to allow our management to meet these requirements, including for this annual report for the fiscal year ended December 31, 2025. We can provide no assurance that we will comply with all of the requirements imposed thereby in the coming years. In the event that we ever identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

Due to strong consumer demand for outdoor product categories, we did not see any significant material negative impact of the COVID-19 pandemic on the Company's results of operations for the year ended December 31, 2025. We remain cautiously optimistic that ongoing efforts to increase the availability and use of COVID-19 vaccines and other precautions worldwide will neutralize any future impact of the virus and its mutations throughout Europe and the U.S. (our largest markets). The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

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

We are monitoring the outbreak of war in Iran and the potential for a prolonged, intensified, or widened conflict in the surrounding region, including volatility in energy prices. We also continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the U.S. and several European leaders may have on the global economy in general and on our business operations and that of our suppliers and customers, in particular. For example, prolonged conflicts may have unintended consequences such as increased inflation, fuel and transportation costs and an increase in bad debt expense from doubtful accounts receivable balances owed by affected customers. We will continue to monitor these fluid situations and develop contingencies as necessary to address any disruptions to our business operations as they develop.

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

We have no direct business operations, other than our ownership of our subsidiaries. Should we decide to pay dividends in the future, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries and other holdings and investments. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including as a result of restrictive covenants in loan agreements, restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions as discussed below. If we determine that we will pay dividends to the holders of our common stock, we cannot assure that such dividends will be paid on a timely basis. As a result, you will not receive any return on your investment prior to selling your shares in our company and, for the other reasons discussed in this "Risk Factors" section, you may not receive any return on your investment even when you sell your shares in our company and your shares may become worthless. If future dividends are paid in ZAR, fluctuations in the exchange rate for the conversion of ZAR into U.S. dollars may reduce the amount received by U.S. stockholders upon conversion of the dividend payment into U.S. dollars.

The Company's officers, directors and affiliates collectively have the power to make all major decisions regarding the Company without the need to get consent from any stockholder or other person. This discretion could lead to decisions that are not necessarily in the best interests of minority shareholders.

Our Company's officers, directors and affiliates collectively own 48.4% of our common stock (including our preferred stock which converts on a one-for-one basis to common stock but vote on a one-for-one hundred basis to common stock). Our officers and directors, therefore, has the power to make all major decisions regarding our affairs, including decisions regarding whether or not to issue stock and for what consideration, whether or not to sell all or substantially all of our assets and for what consideration and whether or not to authorize more stock for issuance or otherwise amend our charter or bylaws. Our officers and directors are in a position to elect all of our directors and to dictate all of our policies.

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

ITEM 2. PROPERTIES.

Our corporate headquarters are located in a 948 square meter space located at 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550. Approximately 20% of the space is used by our finance, legal and operations teams, 45% is used by marketing and the remaining 35% is used by Leatt Lab and our research and development team. We purchased this property during 2023.

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

We entered into a lease agreement on February 20, 2025, to lease office and warehouse space at Unit 8, Sycamore Park, 36 Sycamore Crescent, Atlas Gardens, Durbanville, Western Cape, South Africa, 7550 for 20 months from July 1, 2025, to February 28, 2027. The first eight months the Company shall pay ZAR 33,260 or $1,775, and then ZAR 35,588 or $1,899, per month for the remainder of the lease term. The rent payable excludes VAT, water, electricity, and other associated costs.

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

	Closing Prices
	High	Low
Year Ended December 31, 2026
1st Quarter (January 1, 2026 to March 10, 2026)	$9.81	$8.69
Year Ended December 31, 2025
1st Quarter	$7.60	$6.70
2nd Quarter	$9.00	$5.50
3rd Quarter	$13.50	$8.80
4th Quarter	$12.50	$9.30
Year ended December 31, 2024
1st Quarter	$9.90	$7.60
2nd Quarter	$9.15	$5.75
3rd Quarter	$9.49	$6.12
4th Quarter	$8.89	$6.92

Holders

As of March 10, 2026, there were approximately 155 stockholders of record of our common stock. The number of record holders does not include persons who held our common stock in nominee or "street name" accounts through brokers.

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

The following table includes the information as of December 31, 2025, for each category of our equity compensation plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	52,000	$1.60	173,599
	87,000	$2.30
Equity compensation plans not approved by security holders	--	--	0
Total	139,000	--	173,599

Recent Sales of Unregistered Securities

We have not sold any equity securities during 2025 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the period.

Purchases of Equity Securities

On August 12, 2025, the Company announced that the Company's board of directors formally ratified and approved a share purchase plan. The board of directors also directed management to implement a Rule 10b5-1 trading plan (the "10b5-1 Plan") to facilitate share purchases through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934. The 10b5-1 Plan provided for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025, through December 31, 2025. Payment for shares repurchased under the share purchase plan were funded using the Company's cash on hand and cash flow from operations. As of December 31, 2025, 21,300 shares were purchased at a cost of $255,058.  All purchased shares will be retired at the end of the 10b5-1 Plan and are reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings.

Issuer Purchases of Equity Securities
Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
August 19, 2025, to August 28, 2025.	4,724	$12.91	4,724	$ 689,000.58
September 1, 2025, to September 30, 2025.	5,934	$12.75	5,934	$ 613,313.01
October 1, 2025, to October 31, 2025	7,728	$11.56	7,728	$ 523,948.01
November 1, 2025, to November 30, 2025	2,378	$10.06	2,378	$ 500,036.51
December 1, 2025, to December 31, 2025	536	$9.50	536	$ 494,942.18
Total	21,300	--	21,300

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmet complies with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmet complies with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the Australian market, our bicycle helmet complies with Australian/New Zealand Standard (AS/NZS) 2063, for the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard.  Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 and ADV 9.5, ADV 8.5 and ADV 7.5 have CCC approval for the market in China. Our Enduro 4.0 helmet, All-Mountain 4.0 helmet and Gravity 5.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776. The Moto 9.5 have been homologated to FRHPhe-02-2023 for us in FIM sanctioned off-road racing events.

Our products are predominately manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We continue to build manufacturing capacity outside China, namely, in Thailand, Cambodia, and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers' warehouses to customers or their import agents.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at December 31, 2025, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

 • Impact of Global Conflict - We are exposed to global conflict, such as the ones in Ukraine and the Middle East, that may disrupt our business and reduce consumer demand for our products. A disruption of global shipping routes, the imposition of government sanctions, or other activities resulting from such conflicts could directly affect consumer demand for our products, cause delays in completing sales, shipping of our products, continuing production or performing other critical functions of our business, particularly if a conflict occurs at our primary manufacturing locations or our distributor locations worldwide. Furthermore, prolonged conflict may have unintended global consequences such as increased inflation and volatility in fuel and transportation costs.  While we have conducted due diligence on our customers in Russia to ensure that they do not fall into any sanctioned categories, we have seen a delay in the receipt of receivables in our bank account from the distributors of our products in Russia caused by enhanced screening of Russian funds in compliance with global sanctions against Russia for the war in Ukraine. The prolonging, intensification or expansion of these conflicts into surrounding regions could have an adverse impact on our consumers and on consumer purchasing behavior, and result in delays of new orders and completing sales, order cancellations, or payment and shipping delays. We will continue to monitor these fluid situations and any adverse impact that they may have on the global economy in general and on our business operations and especially that of our customers, and we will develop contingencies as necessary to address any disruptions to our business operations as they arise.

Results of Operations

Year ended December 31, 2025, compared to the year ended December 31, 2024

The following table summarizes the results of our operations during the years ended December 31, 2025 and 2024 and provides information regarding the dollar and percentage of year-over-year increase or (decrease):

	Fiscal Year Ended December 31,			Percentage
	2025	2024	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$61,907,914	$44,027,942	$17,879,972	41%
COST OF REVENUES	34,685,970	26,314,945	$8,371,025	32%
GROSS PROFIT	27,221,944	17,712,997	$9,508,947	54%
PRODUCT ROYALTY INCOME	381,757	326,614	$55,143	17%
OPERATING EXPENSES
Salaries and Wages	7,917,387	7,140,550	$776,837	11%
Commissions and Consulting	764,602	535,584	$229,018	43%
Professional Fees	853,065	627,659	$225,406	36%
Advertising and Marketing	4,563,919	4,454,906	$109,013	2%
Office Lease and Expenses	923,839	702,785	$221,054	31%
Research and Development Costs	2,704,071	2,523,881	$180,190	7%
Bad Debt Recovery	(65,923)	(76,278)	$10,355	14%
General and Administrative	4,372,333	3,879,553	$492,780	13%
Depreciation	1,327,190	1,229,847	$97,343	8%
Impairment	234,224	-	$234,224	100%
Total Operating Expenses	23,594,707	21,018,487	$2,576,220	12%
INCOME (LOSS) FROM OPERATIONS	4,008,994	(2,978,876)	$6,987,870	235%
Other Income	397,000	275,413	$121,587	44%
INCOME (LOSS) BEOFRE INCOME TAXES	4,405,994	(2,703,463)	$7,109,457	263%
Provision for (benefit from) Income taxes	1,142,072	(498,799)	$1,640,871	329%
NET INCOME (LOSS)	$3,263,922	$(2,204,664)	$5,468,586	248%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the year ended December 31, 2025 were $61.91 million, a 41% increase, compared to revenues of $44.03 million, for the year ended December 31, 2024. This increase in worldwide revenues is attributable to a $6.52 million increase in body armor sales, a $4.92 million increase in helmet sales, a $5.99 million increase in other products, parts and accessories sales and a $0.45 million increase in neck brace sales. Revenues associated with international customers for the years ended December 31, 2025 and 2024, respectively, were $44.64 million and $30.41 million, or 72% and 69% of global revenues. Consumer direct sales increased by 44% and dealer direct sales increased by 22% for the year ended December 31, 2025, with sales to our global distributors increasing by 48%, when compared to the prior year period, as consumer demand for our products continued to build and sales momentum at the dealer level domestically improved.

The following table sets forth our revenues by product line for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	% of Revenues	2024	% of Revenues
Neck braces	$2,888,172	5%	$2,440,697	6%
Body armor	28,980,708	47%	22,456,134	51%
Helmets	13,305,892	21%	8,389,186	19%
Other products, parts and accessories	16,733,142	27%	10,741,925	24%
	$61,907,914	100%	$44,027,942	100%

Sales of our flagship neck brace accounted for $2.89 million and $2.44 million, or 5% and 6% of our revenues for the years ended December 31, 2025 and 2024, respectively. The 18% increase in neck brace revenues is primarily attributable to a 35% increase in the volume of neck braces sold during the 2025 period.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes.  Body armor revenues accounted for $28.98 million and $22.46 million, or 47% and 51% of our revenues for the years ended December 31, 2025 and 2024, respectively.  The 29% increase in body armor revenues was primarily the result of a 22% increase in revenue generated from the sale of upper body and limb protection and a 40% increase in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2025 period.

Our helmets accounted for $13.31 million and $8.39 million, or 21% and 19% of our revenues for the years ended December 31, 2025 and 2024, respectively. The 59% increase in helmet revenues is primarily due to a 33% increase in the volume of MOTO, MTB, and ADV helmets sold to our global customers during the 2025 period.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, sunglasses, bicycle components and aftermarket product support items. Other products, parts and accessories sales accounted for $16.73 million and $10.74 million, or 27% and 24% of our revenues for the years ended December 31, 2025 and 2024, respectively. The 56% increase in revenues of other products, parts and accessories is primarily due to a 54% increase in the sales volume of our MOTO, MTB and ADV technical apparel lines, designed for offroad motorcycle, mountain biking and adventure motorcycle riding, respectively during the 2025 period.

Costs of Revenues and Gross Profit - Cost of revenues for the years ended December 31, 2025 and 2024 were $34.69 million and $26.31 million, respectively. Gross Profit for the years ended December 31, 2025 and 2024 were $27.22 million or 44% of revenues, and $17.71 million or 40% of revenues, respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 5% and 6% of our revenues for the year ended December 31, 2025 and 2024, respectively, the 4% increase in gross profit as a percentage of revenues, was primarily due to dealer direct promotional selling activity during the year ended December 31, 2024, designed to turn slower moving inventory. As industry-wide inventory dynamics continue to improve and our dealer direct sales momentum continues, margins earned on dealer direct sales continued to improve. Additionally, shipping costs as a percentage of domestic and international distributor revenues improved as shipping and logistics efficiencies continue to improve.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the years ended December 31, 2025 and 2024 were $381,757 and $326,614, respectively. The 17% increase in product royalty income is primarily due to an increase in the sale of licensed products to licensees during the 2025 period.

Salaries and Wages - Salaries and wages for the years ended December 31, 2025 and 2024 were $7.92 million and $7.14 million, respectively. This 11% increase in salaries and wages during the 2025 period was primarily due to the employment of sales, marketing and brand management professionals globally as the Company continues to build a diversified multi-channel selling organization and global consumer facing brand. Additionally, share compensation costs relating to the recognition of share grants that were issued during the fourth quarter of 2023 were recognized on a straight-line basis for the year ended December 31, 2025.

Commissions and Consulting Expense - Commissions and consulting expense for the years ended December 31, 2025 and 2024 were $764,602 and $535,584, respectively. This 43% increase in commissions and consulting expenses during the 2025 period is primarily the result of an increase in commissions paid to sales representatives and management in the United States in line with the increase in domestic sales when compared to the 2024 period.

Professional Fees - Professional fees consist of costs incurred for audit, tax, regulatory filings and quarterly reporting requirements, as well as patent maintenance, protection and litigation expenses incurred as the Company continues to expand its portfolio of exceptional protective gear. Professional fees for the years ended December 31, 2025 and 2024 were $853,065 and $627,659, respectively. The 36% increase in professional fees is primarily due to an increase in expenditures on corporate legal, listing and audit fees incurred during the 2025 period.

Advertising and Marketing - The Company primarily places paid advertising on various motorsport and bicycle online platforms and sponsors a number of events, teams and individuals to increase brand and product visibility globally. Advertising and marketing expenses for the years ended December 31, 2025 and 2024 were $4.56 million and $4.45 million, respectively. The 2% increase in advertising and marketing costs during the 2025 period is primarily due to increased trade show, athlete sponsorship and international sales conference expenditures, that were partially offset by a decrease in point of sale merchandising costs.

Office Lease and Expenses - Office lease and expenses for the years ended December 31, 2025 and 2024 were $923,839 and $702,785, respectively. Although lease expenses relating to our offices and warehouse in the United States decreased when compared to the 2024 period, the 31%, increase in office lease and expenses is primarily due to the inclusion of consolidation warehousing costs incurred during the 2025 period in order to facilitate consolidated global shipping.

Research and Development Costs - These costs include the salaries of staff members that are directly involved in the research and development of protective gear, as well as the direct costs associated with developing these products.  Research and development costs for the year ended December 31, 2025, increased to $2,704,071, from $2,523,881, during the same 2024 period. The 7% increase in research and development costs during the 2025 period is primarily as a result of an increase in expenditure on product certification and research costs, as the Company continues to develop a pipeline on cutting edge products and refine its product categories.

Bad Debt Recovery - Bad debt recovery for the years ended December 31, 2025 and 2024 were $65,923 and $76,278, respectively. This 14% decrease in bad debt recovery is primarily the result of a decrease in bad debts that were recovered during the 2025 period, when compared to the prior year comparative period.

General and Administrative Expenses - General and administrative costs consist of insurance, travel, merchant fees, communication costs, office and computer equipment with insurance and travel comprising a substantial part of these expenses. General and administrative expenses for the years ended December 31, 2025 and 2024, were $4.37 million and $3.88 million, respectively. The 13% increase in general and administrative expenses is primarily due to an increase in fees paid to enhance the Company's global e-commerce selling capabilities, that were partially offset by a decrease in merchant fees paid when compared to the comparative 2024 period.

Depreciation Expense - Depreciation expense for the years ended December 31, 2025 and 2024 was $1.33 million and $1.23 million, respectively. The 8% increase in depreciation expense is primarily due to software enhancements that were implemented to improve customer and consumer buying activity across the Company's digital and web-based selling platforms.

Impairment Expense - Impairment expense for the years ended December 31, 2025 and 2024 was $234,224 and $0, respectively.  The 100% increase in impairment expense is primarily due to the impairment of long-lived intangible web assets as a result of web platform enhancements designed to increase development, engagement and ultimately e-commerce selling abilities.

Total Operating Expenses - Total operating expenses increased by $2.58 million to $23.59 million for the year ended December 31, 2025, when compared to $21.02 million in the 2024 period. This increase in total operating expenses during the 2025 period is primarily due to increases in salaries and wages, commission and consulting and general administrative expenditures discussed above.

Other Income - Other income for the years ended December 31, 2025 and 2024 was $397,000 and $275,413, respectively. The 44% increase in other income is primarily due to an increase in interest received during the 2025 period.

Provision for (benefit from) Income taxes - Provision for (benefit from) Income taxes for the years ended December 31, 2025 and 2024 was $1.14 million and $(498,799), respectively.  The 329% increase in income taxes is primarily due to an increase in net income before taxation as a result of the increase in revenues and margins discussed above.

Net Income (Loss) - The net income after income taxes for the year ended December 31, 2025 was $3.26 million, an increase of $5.47 million when compared to a net loss after income taxes of ($2.20) million. This 248% increase in net income is primarily due to the increase in revenues and margins that were partially offset by the increase in total operating expenses discussed above.

Liquidity and Capital Resources

At December 31, 2025, we had cash, cash equivalents and restricted cash of $13.23 million, as compared to cash and cash equivalents of $12.37 million at December 31, 2024. The following table sets forth a summary of our cash flows for the periods indicated:

	December 31,
	2025	2024
Net cash provided by operating activities	$1,807,829	$2,793,192
Net cash used in investing activities	$(1,053,043)	$(1,228,935)
Net cash used in financing activities	$(217,574)	$(514,951)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$327,735	$(28,626)
Net increase in cash, cash equivalents and restricted cash	$864,947	$1,020,680
Cash, cash equivalents and restricted cash at the beginning of period	$12,368,100	$11,347,420
Cash, cash equivalents and restricted cash at the end of period	$13,233,047	$12,368,100

Cash increased by $864,947 or 7%, for the year ended December 31, 2025. The primary sources of cash during 2025 were net income of $3,263,922 and an increase in accounts payable and accrued expenses amounting to $1,654,576. The primary uses of cash for the 2025 period were an increase in inventory of $2,869,908, increased accounts receivable of $1,197,572 an increase in prepaid expenses and other current assets amounting to $631,082 and capital expenditures of $1,081,946.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the years ended December 31, 2025 and 2024, the Company paid an aggregate of $113,740 and $106,679, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the years ended December 31, 2025 and 2024, the Company paid an aggregate of $28,435 and $26,670, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. During the year ended December 31, 2025, the monthly fee payable by the Company to Innovation was $$48,437. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.

In addition to the Consulting Agreement, the Company simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference in this report. During the years ended December 31, 2025, and 2024, the Company recognized an aggregate of $573,058 and $555,317, respectively, in consulting fees to Innovation.

The Company is the holder of a $1,500,000 revolving line of credit through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended.  Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Effective February 12. 2026, the Company signed Amended and Restated Loan Agreement to extend the revolving line of credit to March 1, 2027, the agreement adjusted the interest rate to the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread SOFR adjustment or the index floor, plus 2.7 percentage points. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two Eleven Distribution, LLC.  As of December 31, 2025 and 2024, respectively, there were no advances of the line of credit, leaving $1,500,000 and $1,500,000 available for advances.

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

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of a product defect where no exchange of product is possible. Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers, which have been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct sales do not allow for product returns other than under warranty. Web-based direct sales permit products to be returned or exchanged within 30 days of the purchase date.

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

Sales commissions are expensed when incurred, which is generally at the time of sale.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor credit reports, collections, communication and payments from customers and maintain an allowance for credit losses based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance for short-term credit losses at December 31, 2025 and December 31, 2024, was $205,827 and $500,164, respectively.  Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at December 31, 2025 and December 31, 2024 was $0 and $3,366, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at December 31, 2025 and December 31, 2024 was $510,576 and $533,953, respectively.

Impairment of Long-Lived Assets - The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews, the Company recognized an impairment charge of $234,224 relating to intangible capitalized website costs and $0 to the carrying value of long-lived assets during the years ended December 31, 2025 and 2024, respectively.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to its stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Some of our operations are carried out in the Republic of South Africa, or RSA, and we are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. Accordingly, our business, financial condition, and results of operations may be influenced by the political, economic and legal environments in the RSA, and by the general state of the RSA economy. Our results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Inflation

Inflationary factors such as increases in the cost of our sales, salaries, wages and overhead costs may adversely affect our operating results. During the year ended December 31, 2025, the Company experienced inflationary cost increases that had an impact on both cost of sales, gross margins, salaries and selling, general and administrative expenses. A prolonged high rate of inflation in the future may have a significant adverse effect on our ability to maintain current levels of gross margin as a percentage of net sales if the selling prices of our products are not increased due to market dynamics. Additionally, prolonged inflationary pressure on salaries, selling, general and administrative expenses may have an impact on Net Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2025 and 2024 begins on page F-1 of this report.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, Mr. Sean Macdonald, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer determined that, as of December 31, 2025, and as of the date that the evaluation was completed, our disclosure controls and procedures were effective.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025.  In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting, as of December 31, 2025 was effective.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm.

Changes in Internal Controls over Financial Reporting

There were no changes in its internal controls over financial reporting in 2025 that would materially affect, or are reasonably likely to materially affect our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors, Executive Officers, Promoters and Control Persons

The following sets forth the name and position of each of our current executive officers, directors and significant employees and their ages and titles as of March 10, 2026.

Name	Age	Title
Dr. Christopher James Leatt	57	Founder, Chairman and Research & Development Consultant
Sean Macdonald	48	President, CEO, CFO and Director
Jeffrey Joseph Guzy	74	Director

DR. CHRIS LEATT: Dr. Leatt, aged 57, has served as the Company's Chairman since 2005 and as the Company's Research and Development consultant since July 2015. He studied medicine at the University of Cape Town and interned in the United Kingdom. He worked briefly as a General Practitioner and in General Surgery and Orthopaedics before taking up a Registrar's position in Neurosurgery at the Tygerberg Academic Hospital. He resigned from his post in Neurosurgery in order to develop and study the benefits and viability of a neck protection system (the Leatt-Brace®) for helmet clad sport and recreational users in an attempt to reduce devastating neck injuries. Dr. Leatt is a fixed wing PPL pilot, Commercial helicopter pilot and Grade II instructor. He has been an active participant in competitive cross-country motorcycle endurance races, as well as Super Sport and Battle of the Twins (BOTTS) track racing events. He won the Western Province BOTTS championship in 2011. He is an avid MTB rider and completed the ABSA Cape Epic in 2019. He is currently pursuing a PhD in the Department of Neurosurgery at Stellenbosch University, looking at brain injury prevention.

SEAN MACDONALD: Mr. Macdonald, CA (SA), aged 48, has served as the Company's Chief Executive Officer and President since November 2010, as its Chief Financial Officer since August 2009, and as a Director since May 2010. Prior to joining the Company, Mr. Macdonald served from August 2004 to December 2009, as the Chief Financial Officer of Cyclelab, the largest bicycle retailer in South Africa, where he was responsible for operational, financial and strategic leadership of the business including the implementation of a franchise model in order to grow the business. Mr. Macdonald holds a Bachelor of Commerce Degree in Finance and Information Systems from the University of Cape Town, as well as a Post-Graduate Diploma in Accounting, which included 3 years of articles at KPMG Cape Town. Mr. Macdonald is also a South Africa registered Chartered Accountant.

JEFFREY GUZY: Mr. Guzy, aged 74, has served as a director since April 2007 and serves as a business development consultant and entrepreneur in Arlington, Virginia. Mr. Guzy is currently working as Chairman and CEO of CoJax Oil and Gas Corporation (OTC.CJAX). Prior to that, Mr. Guzy served, from October 2007 to August 2010 as our President. Mr. Guzy has a MBA in Strategic Planning and Management from The Wharton School of the University of Pennsylvania; a M.S. in Systems Engineering from the University of Pennsylvania; a B.S. in Electrical Engineering from Penn State University; and a Certificate in Theology from Georgetown University. Mr. Guzy has served as an executive manager with IBM Corp., Sprint International, Bell Atlantic Video Services, Loral CyberStar and FaciliCom International. Mr. Guzy has also started his own telecommunications company providing Internet services in Western Africa. He continues to work with emerging private companies and middle-market public companies. He serves as an independent director and chairman of the audit committee of public companies, Capstone Industries (OTC.CAPC) and Purebase Corporation (OTC.PUBC), and as an independent director and chairman of the audit committee and the corporate governance committee of Blue Star Foods Corporation (NASDAQ.BSFC) a public company.

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

Significant Employees

Name	Age	Position
Erik Olsson	58	International General Manager and Head of International Distribution

ERIK OLSSON: Mr. Olsson, aged 58, has served as our International General Manager and Head of International Distribution since January 2012. Prior to that, Mr. Olsson served from January 2010 to December 2011, as European General Manager and later as General Manager of Asia, Europe, the Middle-East and the Central Pacific (Oceania). Mr. Olsson has over 20 years' experience as a sales and product manager for various companies in the power sports industry. Prior to joining us he served from January 2003 to December 2009 as Area Manager for Jofrab Ab, a Swedish distributor of motorcycles and recreational vehicles.

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

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(3)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation Earnings ($)	Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dr. Christopher James Leatt, Chairman and Head of Research and Development(2)	2023	61,743	--	21,105	--	--	--	538,001	620,849
	2024	65,867	--	46,900	--	--	--	555,317	668,084
	2025	71,010	--	102,523	--	--	--	573,058	746,591
Sean Macdonald, President, CEO, CFO and Director	2023	342,262	62,500	26,968	--	--	--	--	431,730
	2024	367,406	50,000	70,350	--	--	--	--	487,756
	2025	399,949	70,000	153,785	--	--	--	--	623,734

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

Summary of Employment Agreements

We have entered into an employment agreement, effective as of January 1, 2009, with Sean Macdonald our President, CEO and CFO, pursuant to which, as amended, we were obligated to pay him a base salary of ZAR4,314,392 (approximately $230,267) and $113,660 per annum. Mr. Macdonald further received a travel allowance of R127,789 (approximately, $6,820), medical and life insurance benefits, participation in the Company's new provident fund, the right to participate in the Company's executive wellness program and he is entitled to an annual performance-based bonus at the sole discretion of the Company's Board of Directors. Effective January 1, 2026, this increased to ZAR4,551,684 (approximately, $273,725) per annum and $125,0267 per annum and travel allowance of ZAR134,824 (approximately, $8,108) per annum. Mr. Macdonald may not sell any stock issued to him by the Company without prior written consent of the Board of Directors. Mr. Macdonald is also subject to the customary confidentiality covenants and South African Labor Laws which entitle Mr. Macdonald to one week's severance pay for each year of service to the Company. The agreement may be terminated by either party with six months' written notice; provided that Mr. Macdonald will be obligated to assist in the appointment and orientation of his successor during such six-month period. Mr. Macdonald may also be terminated by the Company with no notice for gross misconduct, incapacity or for breach of the employment agreement.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). From July 1, 2024 through June 30, 2025, the monthly fee payable by the Company to Innovation was $47,072, and commencing July 1, 2025, this monthly fee increased to $48,437. The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.

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

Grants of Plan-Based Awards

The following table sets forth information regarding equity grants to named executive officers during the fiscal year ended December 31, 2025, including prior year grants that vested during the period.

Name	Grant Date	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Share)	Grant date fair value of stock and option awards ($)
Dr. Christopher Leatt	12/22/2023	51,000		$9.38	$478,380
Sean Macdonald	12/22/2023	76,000		$9.38	$712,880

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 shares of Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock vested on December 22, 2025, 10,000 Restricted Stock will vest on December 22, 2026, 12,500 Restricted Stock will vest on December 22, 2027, and the remaining 12,500 Restricted Stock will vest on December 22, 2028; provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock will become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 shares of Restricted Stock vested, 7,500 vested on December 22, 2024, and 13,125 vested on December 22, 2025.  Another 15,000 shares of Restricted Stock will vest on December 22, 2026, 18,750 will vest on December 22, 2027, and the remaining 18,750 shares will vest on December 22, 2028; provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock will become fully vested upon a Change of Control (as defined in the Agreement).

Outstanding Equity Awards at Fiscal Year End

The following table sets forth the equity awards outstanding at December 31, 2025 for each of our named executive officers.

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

Option Exercises and Stock Vested

Except as set forth below, no named executive officers exercised stock options, stock appreciation rights or similar instruments or had vesting stock during the fiscal year ended December 31, 2025.

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. Dr. Leatt exercised his option to purchase 52,000 shares on December 15, 2025.

On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock vested on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 vested on December 22, 2024, 13,125 Restricted Stock vested on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

Pension Benefits

The Company and its U.S. employees participate in a defined contribution plan under Section 401(k) of the Internal Revenue Code (IRC). None of the named executive officers received or held benefits under a defined pension benefit plan and the Company did not maintain a defined pension benefit plan during the fiscal year ended December 31, 2025.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any named executive officer during the fiscal year ended December 31, 2025.

Potential Payments upon Termination or Change in Control

Our named executive officers are not entitled to severance payments or other benefit upon the termination of their employment agreements or following a change in control.

Compensation of Directors

The following table sets forth the total director compensation earned by our directors during our fiscal year ended December 31, 2025:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Dr. Christopher James Leatt	71,010	82,075	-	-	153,085
Jeffrey J. Guzy	25,536	-	-	-	25,536
Sean Macdonald	20,383	123,113	-	-	143,496

Narrative to Director Compensation Table

During the 2025 calendar year, we paid Jeff Guzy and Sean Macdonald $2,128 and $1,683 per month, respectively, for their services as directors. Effective January 1, 2026, Jeff Guzy and Sean Macdonald's compensation increased to $2,185 and $1,776 per month, respectively for their services. In the future, we may adopt a policy of paying independent directors a fee for their attendance at board and committee meetings. We also reimburse our directors for reasonable travel expenses related to their duties as our directors.

On July 8, 2015, the Company entered into a Director Agreement with Board Chairman, Dr. Christopher Leatt, pursuant to which, as amended, in addition to his duties with the Company's Research and Development department, Dr. Leatt agreed to devote as much time as is necessary to perform the duties of a director of the Company, including duties as a member of any committees that he may be appointed to by the Board of Directors, including but not limited to assisting the Company with the development of business and new business strategies relating to the objectives of the Company, participation in the Company's investor relations activities, including road shows and shareholder communication activities, and participation in corporate strategy decisions of the Company. During the 2025 calendar year, we paid Dr. Leatt a base fee of ZAR105,487(approximately, $6,344) per month as compensation for his services, approved expenses for travel, medical and life insurance benefits and participation in the Company's Senior Executive Wellness Program, and the Company has agreed to indemnify him to the full extent allowed by law except where such indemnification is prohibited due to intentional misconduct, fraud or knowing violation of law. Effective January 1, 2026, Dr. Leatt's base fee increased to ZAR 111,289(approximately, $6,693) per month, and remainder of the compensation remained the same. Either party may terminate the Director Agreement at any time upon six months' written notice unless he resigns from his position or is removed by shareholders of the Company prior to such termination.

On March 29, 2016, the Board of Directors of the Company approved the grant to Dr. Leatt, of a 10-year option under the Company's 2011 Plan, to purchase 52,000 shares of the Company's common stock at an exercise price of $2.60 a share, 15,600 of which immediately vested. The initial option grant to Dr. Leatt had vesting scheduled for the remaining underlying shares on December 31, 2017 (30%), March 29, 2017 (20%) and March 29, 2018 (20%), however on November 22, 2016, the Company's board of directors modified the option award to push out the vesting period in line with the Company's expected 2016 fourth quarter performance. As a result of the modification, the option will now expire on March 28, 2026 and the December 31, 2017 vesting date was eliminated. The option to purchase 15,600 of the shares vested on March 29, 2017, and the remaining options to purchase 20,800 shares vested in two equal portions on March 29, 2018 and 2019, respectively. The foregoing modification did not affect the exercise price as the fair market value of the underlying shares on the initial grant date was the same as the fair market value on the modification date. Dr. Leatt exercised his option to purchase 52,000 shares on December 15, 2025. On August 24, 2017, the Board approved a grant to Dr. Leatt of another 10- year option to purchase 52,000 shares of common stock at an exercise price of $1.60 a share under the 2011 Plan, 20,800 of which vested on December 31, 2017, 15,600 of which vested on December 31, 2018, and the remaining 15,600 of which vested on December 31, 2019. This option to purchase 52,000 shares will expire on August 23, 2027. On February 25, 2019, the Board approved a grant to Dr. Leatt of another 10-year option to purchase 52,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 15,600 (30%) of which vested on February 25, 2019, another 10,400 of which vested on February 25, 2020, and another 10,400 of which vested on February 25, 2021. The remaining 15,600 (30%) shares vested February 25, 2022. This option to purchase 52,000 shares will expire on February 24, 2029. On December 29, 2020, the Company's Board approved the award of 8,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. Sixty percent (4,800 shares) of the restricted stock vested immediately, on the date of the award, twenty percent (1,600 shares) vested on December 29, 2021, and the remaining 20% (1,600 shares) vested on December 29, 2022. On December 22, 2021, the Company's Board approved the award of 8,500 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, sixty percent (5,100 shares) of which vested on December 31, 2021, and the remaining 40% (3,400 shares) of which vested in equal parts on March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022. On December 20, 2022, the Board approved the award of 6,800 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 31, 2022. On December 21, 2023, the Board approved the award of 51,000 restricted shares of the Company's common stock to Dr. Leatt, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,250 Restricted Stock vested, 5,000 vested on December 22, 2024, 8,750 Restricted Stock vested on December 22, 2025, 10,000 Restricted Stock shall vest on December 22, 2026, 12,500 Restricted Stock shall vest on December 22, 2027, and lastly 12,500 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

On February 25, 2019, the Board approved a grant to Mr. Guzy of another 10-year option to purchase 15,000 shares of common stock at an exercise price of $2.30 a share under the 2011 Plan, 30% or 4,500 of which vested February 25, 2019. Options to purchase another 20% or 3,000 shares, vested on February 25, 2020; options to purchase another 20% or 3,000 shares, vested on February 25, 2021, and options to purchase the remaining 30% or 4,500 shares vested on February 25, 2022. This option to purchase 15,000 shares will expire on February 24, 2029. On December 21, 2023, the Board approved the award of 1,000 restricted shares of the Company's common stock to Mr. Guzy, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan, all of which vested on December 22, 2023.

On December 21, 2023, the Board approved the award of 76,000 restricted shares of the Company's common stock to Mr. Macdonald, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Plan. On December 22, 2023, 2,875 Restricted Stock vested, 7,500 vested on December 22, 2024, 13,125 Restricted Stock vested on December 22, 2025, 15,000 Restricted Stock shall vest on December 22, 2026, 18,750 Restricted Stock shall vest on December 22, 2027, and lastly 18,750 Restricted Stock shall vest on December 22, 2028, provided, however, that one hundred percent (100%) of Grantee's nonvested Restricted Stock shall become fully vested upon a Change of Control (as defined in the Agreement).

Limitation of Liability and Indemnification

Section 78.138 of the NRS provides that a director or officer will not be individually liable unless it is proven that (i) the director's or officer's acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law.

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

Our Articles of Incorporation provide that no director or officer of the Company will be personally liable to the Company or any of its stockholders for damages for breach of fiduciary duty as a director or officer; provided, however, that the foregoing provision shall not eliminate or limit the liability of a director or officer (i) for acts or omissions which involve intentional misconduct, fraud or knowing violation of law, or (ii) the payment of dividends in violation of Section 78.300 of NRS. In addition, our Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that:

• The Company shall indemnify its directors to the fullest extent permitted by the NRS and may, if and to the extent authorized by the board of directors, so indemnify its officers and any other person whom it has the power to indemnify against liability, reasonable expense, or other matter whatsoever.

• The Company may, at the discretion of the board of directors, purchase and maintain insurance on behalf of any person who holds or who has held any position identified in the paragraph above against any and all liability incurred by such person in any such position or arising out of his status as such.

Insofar as indemnification by us for liabilities arising under the Securities Act may be permitted to our directors, officers, or persons controlling the company pursuant to provisions of our articles of incorporation and bylaws, or otherwise, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification by such director, officer or controlling person of us in the successful defense of any action, suit or proceeding is asserted by such director, officer or controlling person in connection with the securities being offered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 10, 2026, the stock ownership of (i) each of our executive officers and directors, (i) of all our executive officers and directors as a group, and (iii) of each person known by us to be a beneficial owner of 5% or more of our common stock. Except as otherwise noted, each person listed below is the sole beneficial owner of the shares and has sole investment and voting power of such shares. No person listed below has any option, warrant or other right to acquire additional securities of the Company, except as may be otherwise noted. Unless otherwise specified, the address of each of the persons set forth below is in care of Leatt Corporation, 12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa, 7550.

Title of Class
Common Stock, $0.001 par value	Class A Voting Convertible Preferred Stock, $0.001 par value(1)	Name & Address of Beneficial Owner	Office, If Any	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3)

Officers and Directors
X	--	Dr. Christopher J. Leatt (4)	Founder, Innovation Officer and Chairman	2,012,853	31.72%
--	X	--	--	96,000	80.00%
X	--	Jeffrey J. Guzy(5)	Director	71,717	1.15%
--	--	Sean Macdonald(6)	Chief Executive Officer, President and Director	312,809	5.01%
X	--	All officers and directors as a group (persons named above)	--	2,397,379	37.69%
--	X	--	--	96,000	80.00%
5% Shareholders
--	X	Jean-Pierre De Villiers		24,000	20.00%
X		Astoria Investments Ltd		527,762	8.46%
X		Mr. Gelband(7)		316,645	5.07%

(1)	The Preferred Stock votes with the Common Stock at a vote of 100-for-one, subject to adjustments resulting from any future stock splits. The Preferred Stock has priority over the Common Stock in any liquidation preferences but no dividend rights (except as may be declared by the Board). The Common Stock has dividend rights in respect of any dividend distributions when and if declared and paid by the Company. The Common Stock has a claim to any liquidation distribution, subject to the priority claim of the Preferred Stock. No dividends have been paid to date on any securities. There are no other classes of equity securities authorized and issued.

(2)	Beneficial Ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission or "SEC" and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(3)	As of the date of this report and after giving effect to the Company's 1-for-25 reverse stock split effected on September 20, 2012 (the "Reverse Split"), the Company has 28,000,000 shares of common stock authorized with 6,237,561 shares issued and outstanding, and 1,120,000 shares of Preferred Stock authorized with 120,000 shares issued and outstanding. For each Beneficial Owner above, any options exercisable or restricted shares vesting within 60 days have been included in the denominator.

(4)	Represents (a) 1,903,846 shares of common stock directly held by Dr. Leatt and 5,007 shares of common stock held by members of his immediate family, (b) a vested option to purchase 52,000 shares of common stock at $1.60 per share which will expire on August 23, 2027, (c) a vested option to purchase 52,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(5)	Represents (a) 56,717 shares of common stock directly held by Mr. Guzy, and (b) a vested option to purchase 15,000 shares of common stock at $2.30 per share which will expire on February 24, 2029.

(6)	Represents 312,809 shares of common stock directly held by Mr. Macdonald.

(7)	Represents 316,645 shares of the Company's common stock, beneficially owned or controlled by Mr. Gelband, 277,643 of which are held by Warren Street Capital Management LP, and the remainder of which are held directly by Mr. Gelband and his spouse and children.

Changes in Control

We do not currently have any arrangements which if consummated, may result in a change of control of our Company.

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

On March 1, 2006, the Company entered into a Licensing Agreement with Xceed Holdings (formerly, Leatt Brace Holdings), a South African company that is controlled by Dr. Leatt, the Company's Chairman, and by Mr. De Villiers until his resignation on August 29, 2006. Under the terms of the Licensing Agreement, we are obligated to pay Xceed Holdings 4% of neck brace sales revenue billed and received by us, on a quarterly basis, based on sales of the previous quarter. During the years ended December 31, 2025, and 2024, the Company paid an aggregate of $113,740 and $106,679, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between Mr. De Villiers and us, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. Royalties paid to Mr. De Villiers totaled $28,435 and $26,670 for the years ended December 31, 2025, and 2024, respectively.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, a Jersey limited company in which, Dr. Christopher Leatt, the Company's founder and chairman, is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. The monthly fee payable by the Company to Innovation during the year ended December 31, 2025 was $48,437. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt's and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules.

In connection with the consulting agreement, the Company simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. During the years ended December 31, 2025 and 2024, the Company recognized an aggregate of $573,058 and $555,317, respectively, in consulting fees to Innovation.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Audit Fees	$256,000	$211,000
Audit-Related Fees	30,000	27,684
Tax Fees	22,119	20,629
Other fees	-	1,097
TOTAL	$308,119	$260,410

"Audit Fees" consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Qs, or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to ensure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit and non-audit services performed by Fitzgerald & Co, CPAs, P.C. for our financial statements as of and for the year ended December 31, 2025.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
4.34*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Erik Olsson
4.35*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Sean Macdonald
4.36*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation (as amended)
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2026-2027 Leatt Corporation General Distributor Terms and Conditions, effective February 15, 2026
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd (as amended)
10.5	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 8
10.6	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 9
10.8	Lease Agreement, dated February 18, 2025, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.9*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.11*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.12*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

_______________________

* Filed herewith

** Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company's Annual Report on Form 10-K for the period ended December 31, 2025 is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at December 31, 2025 and 2024; (ii) Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2025 and 2024; (iii) Consolidated Statements of Changes in Shareholders' Equity as of and for the years ended December 31, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024; and (vi) Notes to Consolidated Financial Statements. Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: March 24, 2026

LEATT CORPORATION

By: /s/ Sean Macdonald
Sean Macdonald, Chief Executive
Officer and Chief Financial Officer
(Principal Executive Officer and
Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sean Macdonald	Chief Executive Officer, Chief	March 24, 2026
Sean Macdonald	Financial Officer and Director
(Principal Executive Officer)

/s/ Dr. Christopher J. Leatt	Chairman	March 24, 2026
Dr. Christopher J. Leatt

/s/ Jeffrey J. Guzy	Director	March 24, 2026
Jeffrey J. Guzy

LEATT CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Leatt Corporation (the Company) as of December 31, 2025, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the period ended December 31, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.  The financial statements of Leatt Corporation, as of December 31, 2024, were audited by other auditors whose report dated March 28, 2025, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue

The Company recognizes revenue upon the transfer of control of promised goods to the customer upon delivery in an amount that reflects the consideration the Company expects to receive in exchange for the products.

Auditing the recognition of revenue involves significant challenge due to the inherent risk of revenue recognition. M&K tested a sample of point-of-sale transactions that involves verifying the recognition of revenue under FOB shipping terms the flow of funds related to their product sales.

To evaluate the appropriateness and accuracy of the assessment by management, we evaluated management's assessment relationship to the relevant agreements and management's disclosure in the financial statements.

/s/ M&K CPAS, PLLC

We have served as the Company's auditor since 2025.

The Woodlands, TX

March 24, 2026

2738

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Leatt Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of LEATT CORPORATION (the Company) as of December 31, 2024, and the related consolidated statement of operations and comprehensive income (loss), changes in stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Vienna, Virginia

March 28, 2025

8150 Leesburg Pike • Suite 500 • Vienna, VA 22182
Phone: 703.847.4600 • Fax: 703.356.4821 • Email: fc@fcocpas.oom • Website: http://www.fcocpas.com
Members of: American Institute of Certified Public Accountants PCPS/CAQ • Virginia Society of Certified Public Accountants
CPA Associates International, Inc., a consortium of independent CPA firms with members in Principal U.S. and International Cities

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2025 and 2024

ASSETS
	December 31, 2025	December 31, 2024
Current Assets
Cash and cash equivalents	$12,988,111	$12,368,100
Restricted cash	244,936	-
Accounts receivable, net	7,904,885	6,409,610
Inventory, net	20,897,693	17,988,737
Payments in advance	1,197,284	870,920
Income tax receivable	734,193	526,498
Prepaid expenses and other current assets	3,634,255	3,003,173
Total current assets	47,601,357	41,167,038

Property and equipment, net	3,660,704	4,000,225
Operating lease right-of-use assets, net	342,413	552,970
Accounts receivable, net	-	56,391
Deferred tax asset, net	396,294	675,000

Other Assets
Deposits	45,189	37,322

Total Assets	$52,045,957	$46,488,946

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$8,595,892	$6,906,939
Refund liability	65,140	-
Notes payable, current	1,804	28,722
Operating lease liabilities, current	309,019	251,946
Other current liabilities	8,370	-
Short term loan, net of finance charges	800,000	733,794
Total current liabilities	9,780,225	7,921,401

Notes payable, net of current portion	-	1,804
Operating lease liabilities, net of current portion	33,394	301,024
Total liabilities	9,813,619	8,224,229

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding as of December 31, 2025 and December 31, 2024	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,255,989 shares issued and 6,234,689 outstanding as of December 31, respectively 2025 and 6,217,550 shares issued and outstanding as of December 31, 2024, respectively	130,534	130,555
Accumulated other comprehensive loss	(983,640)	(1,452,335)
Retained earnings	31,859,103	28,595,181
Additional paid - in capital	11,478,399	10,988,316
Treasury stock, at cost, 21,300 and 0 shares of common stock, as of December 31, 2025 and December 31, 2024, respectively	(255,058)	-
Total stockholders' equity	42,232,338	38,264,717

Total Liabilities and Stockholders' Equity	$52,045,957	$46,488,946

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024

Revenues	$61,907,914	$44,027,942
Cost of Revenues	34,685,970	26,314,945
Gross Profit	27,221,944	17,712,997

Product Royalty Income	381,757	326,614

Operating Expenses
Salaries and wages	7,917,387	7,140,550
Commissions and consulting expenses	764,602	535,584
Professional fees	853,065	627,659
Advertising and marketing	4,563,919	4,454,906
Office lease and expenses	923,839	702,785
Research and development costs	2,704,071	2,523,881
Bad debt recovery	(65,923)	(76,278)
General and administrative expenses	4,372,333	3,879,553
Depreciation	1,327,190	1,229,847
Impairment loss	234,224	-
Total operating expenses	23,594,707	21,018,487

Income (Loss) from Operations	4,008,994	(2,978,876)

Other Income
Interest and other income, net	397,000	275,413
Total other income	397,000	275,413

Income (Loss) Before Provision for (Benefit from) Income Taxes	4,405,994	(2,703,463)

Provision for (benefit from) Income taxes	1,142,072	(498,799)

Net Income (Loss) Available to Common Shareholders	$3,263,922	$(2,204,664)

Net Income (Loss) per Common Share
Basic	$0.53	$(0.35)
Diluted	$0.51	$(0.34)

Weighted Average Number of Common Shares Outstanding
Basic	6,214,861	6,215,619
Diluted	6,447,385	6,471,072
Comprehensive Income (Loss)
Net Income (Loss)	$3,263,922	$(2,204,664)
Other comprehensive income (loss), net of $0 and ($49,800) deferred income taxes in 2025 and 2024
Foreign currency translation	468,695	(54,077)

Total Comprehensive Income (Loss)	$3,732,617	$(2,258,741)

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

								Accumulated
	Preferred Stock A		Common Stock		Additional	Treasury Stock		Other
	Number of		Number of		Paid - In	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2024	120,000	$3,000	6,215,440	$130,553	$10,745,384	-	$-	$(1,398,258)	$30,799,845	$40,280,524

Restricted stock awards	-	-	2,110	2	242,932	-	-	-	-	242,934

Net loss	-	-	-	-	-	-	-	-	(2,204,664)	(2,204,664)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(54,077)	-	(54,077)

Balance, January 1, 2025	120,000	3,000	6,217,550	130,555	10,988,316	-	-	(1,452,335)	28,595,181	38,264,717

Restricted stock awards	-	-	-	-	490,062	-	-	-	-	490,062

Options exercised on a cashless basis	-	-	38,439	-	-	-	-	-	-	-

Purchase of treasury stock under share repurchase plan	-	-	(21,300)	(21)	21	21,300	(255,058)	-	-	(255,058)

Net income	-	-	-	-	-	-	-	-	3,263,922	3,263,922

Foreign currency translation adjustment	-	-	-	-	-	-	-	468,695	-	468,695

Balance, December 31, 2025	120,000	$3,000	6,234,689	$130,534	$11,478,399	21,300	$(255,058)	$(983,640)	$31,859,103	$42,232,338

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	2025	2024
Cash flows from operating activities
Net income (loss)	$3,263,922	$(2,204,664)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,327,190	1,229,847
Deferred income taxes	278,706	(590,800)
Stock-based compensation	490,062	242,934
Increase in accrued compensation liability	34,377	-
Bad debts recovery	(297,703)	(186,011)
Inventory reserve	(23,377)	306,425
Deferred asset allowance	-	(6,400)
(Gain) loss on sale of property and equipment	(27,890)	233
Increase in refund liability	65,140	-
Recognition of right ot recover asset	(15,671)	-
Impairment loss	234,224	-
(Increase) decrease in:
Accounts receivable	(1,197,572)	746,723
Deferred asset	-	16,001
Inventory	(2,869,908)	2,096,711
Payments in advance	(326,364)	(206,166)
Prepaid expenses and other current assets	(631,082)	(705,239)
Income tax receivable	(207,695)	96,583
Long-term accounts receivable	56,391	253,556
Deposits	(7,867)	(1,112)
Increase (decrease) in:
Accounts payable and accrued expenses	1,654,576	1,704,571
Other current liabilities	8,370	-
Net cash provided by operating activities	1,807,829	2,793,192

Cash flows from investing activities
Capital expenditures	(1,081,946)	(1,229,937)
Proceeds from sale of property and equipment	28,903	1,002
Net cash used in investing activities	(1,053,043)	(1,228,935)

Cash flows from financing activities
Repayment of notes payable to bank	(28,722)	(112,984)
Proceeds from (repayments of) short-term loan, net	66,206	(401,967)
Purchase of treasury stock under share repurchase plan	(255,058)	-
Net cash used in financing activities	(217,574)	(514,951)

Effect of exchange rates on cash, cash equivalents and restricted cash	327,735	(28,626)

Net increase in cash, cash equivalents and restricted cash	864,947	1,020,680

Cash, cash equivalents and restricted cash - beginning of period	12,368,100	11,347,420

Cash, cash equivalents and restricted cash - end of period	$13,233,047	$12,368,100

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	12,988,111	12,368,100
Restricted cash	244,936	-
Total cash, cash equivalents and restricted cash	$13,233,047	$12,368,100

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$47,139	$74,502
Cash paid for income taxes	$1,076,154	$33,826

Other noncash investing and financing activities
Common stock issued for services	$524,440	$242,934

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2025 AND 2024

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

The Company's products are predominantly manufactured in China and sold to customers worldwide through a global network of distributors, dealers, and direct to end consumers through digital channels. The Company continues building manufacturing capacity outside of China, namely, in Taiwan, Vietnam, Cambodia, Thailand and Bangladesh. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") in compliance with the Accounting Standards Codification ("ASC") of the Financial Accounting Standards Board ("FASB").

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue and Cost Recognition - The Company's products are sold worldwide to a global network of distributors and dealers, and directly to customers where consumers choose to purchase directly via the Company's e-commerce website (collectively the "customers").

Revenues from product sales are recognized when earned, net of applicable provisions for discounts, consumer direct returns, marketing incentives and allowances in the event of product defect where no exchange of product is possible.

Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product royalty income, representing less than 1% of total revenues, is recorded as the underlying product sale occurs, in accordance with the related licensing arrangements.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue and Cost Recognition (continued) - or to the consumer where the consumer chooses to purchase directly from the Company's e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty or exchange arrangements.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company's consolidation warehouse or the third-party manufacturer to the Company's international distributors. Revenue and related cost of revenue are recognized at the time of shipment from the manufacturer's port when the shipping terms are Free On Board ("FOB") shipping point, Cost and Freight ("CFR") or Cost and Insurance to named place ("CIP") as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned for exchange. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Year Ended December 31,
	2025	% of Revenues	2024	% of Revenues
Consumer and athlete direct revenues	$5,029,953	8%	$3,482,848	8%
Dealer direct revenues	14,533,685	24%	11,945,854	27%
International distributor revenues	42,344,276	68%	28,599,240	65%
	$61,907,914	100%	$44,027,942	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Refund liabilities are presented within Other current liabilities in the consolidated balance sheet.

Sales commissions are expensed when incurred, which is generally at the time of sale.

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

Operating leases - The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets ("ROU"), and lease liability obligations are included in the Company's consolidated balance sheets. ROU assets represent the Company's right to use an underlying asset for the lease term, and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As the Company's leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU assets also include lease payments made to be made and excludes lease incentives and lease direct costs. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term. Please refer to Note 5 for additional information.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable and Allowance for expected Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions.

Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term credit losses at December 31, 2025 was $205,827 and at December 31, 2024 was $500,164. During the years ended December 31, 2025 and 2024 respectively, the Company wrote off $231,780 and $109,733, of accounts receivable which was deemed uncollectible.  Additionally, an allowance for long-term credit losses will be included for accounts receivables that are anticipated to be collected over a period that is greater than 12 months. The allowance for long-term credit losses at December 31, 2025 was $0 and at December 31, 2024 was $3,366.

Inventory - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the value of inventory, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence for the years ended December 31, 2025 and 2024 was $510,576 and $533,953 respectively.

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

Impairment of Long-Lived Assets - The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews, the Company recognized an impairment charge of $234,224 relating to intangible capitalized website costs and $0 to the carrying value of long-lived assets during the years ended December 31, 2025 and 2024, respectively.

Advertising - Costs of advertising and marketing are expensed as incurred.

Patent-related Costs - In connection with the Company's license agreement with Holdings, and its company owned patents, the Company incurs legal costs associated with approved patents and patent applications in various jurisdictions which are expensed as incurred and classified as professional fees in the consolidated statements of operations. Patent-related costs totaled $125,662 and $100,389, respectively for the years ended December 31, 2025 and 2024.

Research and Development - Research and development costs are expensed as incurred and include the salaries of those individuals directly involved in research and development activities.

Foreign Currency Translation and Foreign Currency Transactions - The U.S. dollar is the Company's reporting currency. Assets and liabilities of the Company's foreign operation, consisting of its South African Branch, denominated in the local currency, SA RAND,

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign Currency Translation and Foreign Currency Transactions (continued) - are translated at the rate of exchange at the balance sheet date. Revenues and expenses are translated at the rate of exchange at the date of the transaction in the applicable period. Adjustments resulting from translating foreign functional currency financial statements into  U.S. dollars are included in the foreign currency translation adjustment, a component of accumulated other comprehensive income (loss) in stockholders' equity. Net unrealized gains (losses) on foreign currency translation adjustments totaled $468,695 and ($54,077) during the years ended December 31, 2025 and 2024, respectively.  Gains and losses generated by transactions denominated in foreign currencies are recorded in the accompanying statement of operations in the period in which they occur.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2025, and 2024, the Company has no unrecognized tax benefits.

Net Income Per Share of Common Stock - Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the year ended December 31, 2025, the Company had 259,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 139,000 shares outstanding that were potentially dilutive if exercised. For the year ended December 31, 2024, the Company had 311,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 191,000 shares outstanding that were potentially dilutive if exercised.

Comprehensive Income (Loss) - Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustment. Accumulated comprehensive income (loss) at December 31, 2025 and 2024, represents cumulative translation adjustments related to the Company's foreign registered branch office and subsidiaries. The Company presents comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

Fair Value of Financial Instruments - The Company records certain financial assets and liabilities at fair value. To determine fair value, the Company uses a three -level hierarchy:

  Level 1 - based on quoted prices in active markets for identical items.
  Level 2 - based on other observable inputs, such as market data for similar items or interest rates.
  Level 3 - based on unobservable inputs, such as the Company's own assumptions when market data is not available.

The carrying amount reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, inventory, payments in advance, accounts payable and accrued expenses, short-term loan and note payable, approximate fair value because of the immediate or short-term maturity of these financial instruments.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk - The Company maintains cash and cash equivalent balances at several financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 31, 2025, and 2024, the Company's uninsured bank balances totaled $12,611,809 and $12,037,354, respectively. The Company has not experienced any significant losses on its cash and cash equivalents. The Company's trade receivables are derived from sales to distributors and dealers. The Company has adopted credit policies and standards intended to accommodate industry growth and inherent risk. Management believes that credit risks are mitigated by the diversity of the Company's end customers and geographic sales areas. The Company performs ongoing credit evaluations of its customers' financial condition and requires collateral as deemed necessary. The Company maintains allowances for potential credit losses as needed. The Company generates revenue both in the United States and internationally. For the years ended December 31, 2025 and 2024, annual revenues associated with international customers were $44,644,239 and $30,410,516, or 72% and 69% of total revenue, respectively.  The Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less from the date of purchase to be cash equivalents.

Cash, Cash Equivalents and Restricted cash - Cash includes currency on hand, checking accounts, and savings accounts maintained with financial institutions.  Restricted cash represents amounts that are not available for general use due to contractual or regulatory restrictions. These balances are excluded from cash and cash equivalents and are presented separately on the balance sheet. The Company reconciles cash, cash equivalents, and restricted cash in the statement of cash flows in accordance with ASC 230.

Recent Accounting Pronouncements - In December 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The standard is intended to provide greater transparency in various income tax components that affect the tax rate reconciliation based on the applicable taxing jurisdictions, as well as the qualitative and quantitative aspects of those components. This accounting standard update is effective for annual reporting periods beginning after December 15, 2024. The Company adopted the accounting standard prospectively during 2025.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic220-40): Disaggregation of Income Statement Expenses. This standard does not change the expense captions presented on the face of the income statement. Instead, it requires the disaggregation of certain expense captions into specified categories within the footnotes to the consolidated financial statements. This accounting standard update is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

NOTE 3 - INVENTORY

Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The Company's products are manufactured by third parties in Asia, predominantly in China and shipped to either a warehouse in Nevada, the corporate and sales offices in South Africa or to distributors throughout South America, Africa, The Middle East, United Kingdom, Europe, Asia, Australia and New Zealand. The reserve for obsolescence for the years ended December 31, 2025 and 2024 was $510,576 and $533,953, respectively. During the years ended December 31, 2025 and 2024 the Company wrote off and destroyed $135,344 and $264,943, respectively, of inventory which was deemed to be obsolete.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2025, and 2024 consisted of the following:

	2025	2024

Land	$443,303	$393,433
Building	297,747	264,252
Moulds and tools	10,757,082	9,985,763
Computer equipment and software	1,732,296	1,513,911
Office and other equipment	957,207	911,437
Vehicles	286,089	366,845
Leasehold improvements	210,543	135,248
	$14,684,267	$13,570,889

Accumulated depreciation	(11,023,563)	(9,570,664)
Property and equipment, net	$3,660,704	$4,000,225

NOTE 5 - LEASES

On December 14, 2020, Two Eleven entered into a lease agreement to lease warehouse and office space comprising approximately 43,056 square feet in Reno, Nevada. The lease commenced on August 2, 2021 and has a period of sixty-six (66) months lease term from such commencement date, and expires January 2027, subject to renewal, at Two Eleven's option, for an additional five (5) year term. The rent payable from the 3rd month following the commencement date through to the 14th month will be $21,959 and thereafter the rent payable will escalate in subsequent months in accordance with the terms of the Lease Agreement, up to a monthly payment of $25,455 in the 63rd through 66th month. The Company recognized an operating lease right-of-use asset and operating lease liability of $1,403,549 and $1,403,549 as of the lease commencement date. The interest rate for this lease agreement as of August 2, 2021, was 3.75%.

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

On May 23, 2023, the Company signed a renewal of the non-cancellable operating lease agreement for warehousing space in South Africa. The renewed lease commenced on September 1, 2023, and expired in February 2025. The lease agreement required the Company to pay a monthly rent of $1,592 for the first six months, and $1,703 for the following twelve months. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,891 and $27,891 as of the lease commencement date. The interest rate for this lease agreement as of September 1, 2023 was 5.41%. This lease was renewed effective from March 1, 2025 until February 2027. The lease agreement requires the Company to pay a monthly rent of $2,073 for the first year, and $2,219 for the following twelve months. The Company entered into an addendum to the extended lease for additional warehousing space neighbouring the leased premises. The lease for the additional space commenced on July 1, 2025 until February 2027. The addendum requires the Company to pay additional rent of $2,000 for the first eight months, and $2,140 for the following twelve months. The Company recognized an operating lease right-of-use asset and operating lease liability of $27,891 and $27,891 as of the lease commencement date. The interest rate for this lease agreement as of September 1, 2023 was 5.41%.

As of December 31, 2025, the Company has three non-cancellable operating leases, for office and warehousing space, that expires in January 2027 and February 2027. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 5 - LEASES (continued)

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease liabilities as of December 31, 2025 and 2024:

	2025	2024
Assets
Operating lease ROU assets	$342,413	$552,970

Liabilities
Operating lease liabilities, current	$309,019	$251,946
Operating lease liabilities, net of current portion	33,394	301,024
Total operating lease liabilities	$342,413	$552,970

For the years ended December 31, 2025, and December 31, 2024, the Company recognized $296,987 and $290,710, respectively, in operating lease expenses, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income (loss). Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of December 31, 2025, and 2024, the following disclosures for remaining lease term and incremental borrowing rates were applicable:

Supplemental disclosure	December 31, 2025	December 31, 2024
Weighted average remaining lease term	1.00 years	2.05 years
Weighted average discount rate	3.80%	3.78%

Maturities of lease liabilities as of December 31, 2025 where as follows:

Year ending December 31,	Amounts under Operating Leases
2026	$350,526
2027	34,172
Total minimum lease payments	$384,698
Less: amount representing interest	$(42,285)
Total operating lease liabilities	$342,413

Supplemental cash flow information for the years ended December 31, 2025 and 2024 are as follows:

	Year ended December 31, 2025	Year ended December 31, 2024
Cash paid for operating leases	$323,611	$311,223
Right-of-use assets obtained in exchange for lease obligations	$82,317	$-

NOTE 6 - PAYMENTS IN ADVANCE

Payments in advance consists of upfront deposit payments made to suppliers for the purchase of assets including moulds, tooling and raw materials to be capitalized and used in the production of income in the future. Payments in advance of $1,197,284 and $870,920 as of December 31, 2025 and 2024, respectively, are recorded in current assets on the consolidated balance sheets.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 7 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $3,634,255 and $3,003,173 as of December 31, 2025 and 2024, respectively, are recorded in current assets on the consolidated balance sheets.

NOTE 8 - REVOLVING LINE OF CREDIT FACILITY

The Company has a $1,500,000 revolving credit facility with a bank, expiring March 1, 2026.  Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of the Company. The interest rate charged transitioned from the Bloomberg Short-Term Bank Yield Index rate to the Secured Overnight Financing Rate ("SOFR") Daily Floating rate plus spread adjustments, as defined.  The Company entered into a restated and amended loan agreement effective February 12, 2026, for the revolving line of credit, the restated loan agreement extended the facility with the bank to March 1, 2027, and adjusted the interest rate to the greater of the SOFR Daily Floating rate plus spread adjustment, as defined, or a floor, as defined, plus 2.7%. As of December 31, 2025, and 2024, there were no advances under the line of credit.

NOTE 9 - SHORT TERM LOAN

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months.

The U.S. short-term loan requires a down payment of $363,945 and monthly instalments of $103,820 over 10 months including interest at 8.250%. As of December 31, 2025 and 2024, $800,000 and $733,794, respectively, was outstanding.

The South African short-term loan was payable in monthly instalments of $5,968 over a 10-month period at a flat interest rate of 4.05%. The loan was paid on full on October 1, 2025.

NOTE 10 - NOTES PAYABLE

Two Eleven entered into a Note Payable with a bank effective December 17, 2021 in the principal amount of $272,519, secured by equipment. The Note was payable in 36 consecutive monthly instalments of $7,990, including interest at a fixed rate of 3.5370%, commencing February 5, 2022, and continuing to January 5, 2025. As of December 31, 2024, $7,965 was outstanding. The Note was paid in full on January 6, 2025.

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly instalments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of December 31, 2025, and 2024 $1,804 and $22,561 was outstanding.  The Note was paid in full on January 5, 2026.

	December 31, 2025	December 31, 2024
Liabilities
Note payable, current	$1,804	$28,722
Note payable, net of current portion	-	1,804
	$1,804	$30,526

Principal Maturities of notes payable as of December 31, 2025 are as follows:

Years ending December 31,	Amounts under Notes Payable
2026	1,804
$1,804

NOTE 11 - REFUND LIABILITY

The Company records a refund liability for expected customer returns and other refund obligations in accordance with ASC 606, Revenue from Contracts with Customers. Refund liabilities represent amounts the Company anticipates refunding to customers, including rights of return and other contractual refund provisions.  At each reporting date, the Company estimates the refund liability based on historical

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 11 - REFUND LIABILITY (continued)

experience, current trends, and other relevant factors. The refund liability is presented separately from contract liabilities and is included within current liabilities in the consolidated balance sheet.

The activity in the refund liability for the year ended December 31, 2025 is as follows:

	December 31, 2025	December 31, 2024
Balance at beginning of year	$-	$-
Additions related to current period	65,140	-
Reductions for actual refunds/returns	-	-
Adjustments for changes in estimates	-	-
Balance at end of year	$65,140	$-

NOTE 12 - STOCKHOLDERS' EQUITY

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

A summary of information related to stock option activity during the years ended December 31, 2025 and 2024 is as follows:

		Weighted Average
	Options	Exercise Price	Remaining Contractual Term (Yrs)	Intrinsic Value
Options outstanding at January 1, 2024	221,000	$2.21	4.12	$1,623,050
Stock options cancelled	(30,000)	$2.30
Options outstanding at December 31, 2024	191,000	$2.19	2.97	$689,700
Stock options exercised	(52,000)	$2.60
Options outstanding at December 31, 2025	139,000	$2.04	2.55	$1,009,400

Options vested and exercisable at December 31, 2025	139,000	$2.04	2.55	$1,009,400

The intrinsic value is the difference between the current fair value of the stock and the exercise price of the stock option. The weighted-average remaining contractual life of options outstanding, vested and exercisable as of December 31, 2025 is one to ten years.

On December 21, 2023, the Company's board of directors approved the award of 244,100 restricted shares of the Company's common stock to key employees, contractors and the outside director, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On January 31, 2024, 400 shares vested with a total compensation expense of $3,752. On December 22, 2024, 23,900 shares vested with a total compensation expense of $224,182.  On December 22, 2025, 41,825 shares vested with a total compensation expense of $490,062. The remaining 167,300 shares will vest annually in tranches until final vesting date of December 22, 2028. The fair value of the stock granted, calculated in accordance with the plan, was $9.38 per share.

In December 2024, 30,000 options of an employee that is no longer employed were cancelled.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 12 - STOCKHOLDERS' EQUITY (continued)

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

In December 2025, the Company issued 38,439 shares of common stock to a director who exercised stock options in a cashless exercise of 52,000 stock options.

On December 22, 2025, the Company's board of directors approved the award of 1,591 restricted shares of the Company's common stock to a contractor, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, December 22, 2025, all 1,591 shares vested with a total compensation expense of $15,000. The common stock of the award was not issued during 2025, and the fair value of the stock was accrued in accounts payable as of December 31, 2025. The fair value of the stock granted calculated in accordance with the plan was $9.43 per share.

On December 22, 2025, the Company's board of directors approved the award of 500 restricted shares of the Company's common stock to a contractor, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. The Agreement was dated February 24, 2026, with total compensation expense of $4,844. The common stock of the award was not issued during 2025, and the fair value of the stock was accrued in accounts payable as of December 31, 2025. The fair value of the stock granted calculated in accordance with the plan was $9.43 per share.

On February 24, 2026, the Company's board of directors approved the award of 1,500 restricted shares of the Company's common stock to an employee, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. The Agreement was dated February 24, 2026, with total compensation expense of $14,533. The common stock of the award was not issued during 2025, and the fair value of the stock was accrued in accounts payable as of December 31, 2025. The fair value of the stock granted calculated in accordance with the plan was $9.69 per share.

Stock-based compensation expense related to vested restricted stock awards during the years ended, December 31, 2025 and 2024 was $490,062 and $242,934, respectively. As of December 31, 2025 and 2024, there was $1,471,530 and $1,961,593, respectively of unrecognized compensation cost related to unvested restricted stock, that will be recognized during the next 3 years.

Preferred Stock

The Company's preferred stock, when issued, is convertible to common stock at or above the then current market price of the Company's common stock and therefore, contains no beneficial conversion feature. The Preferred Stock is convertible on a 1:1 ratio to common stock. Each holder of the Preferred Stock is not entitled to receive dividends and is entitled to 100 votes for each one share of Preferred Stock.

Share Purchase Plan

On August 12, 2025, the Company announced that the Company's board of directors formally ratified and approved a share purchase plan (the "Plan"). The board of directors has authorized the repurchase of the Company's common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Plan provides for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025 through December 31, 2025. On December 15, 2025, the Company's board of directors approved the extension of the Plan through March 31, 2026.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Program does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan are funded using the Company's cash on hand and cash flow from operations. As of the effective date, the Company deposited $260,000 with a broker to be held in the Company's name in trust for the purpose of repurchasing the related shares (the "Funded Account").  During the year ended December 31, 2025, the Company replenished the account with $260,000. The Company will replenish the fund as required.

As of December 31, 2025, 21,300 shares were repurchased for $255,058. All repurchased shares will be retired at the end of the Plan period and reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings. Restricted Cash as of December 31, 2025 was $244,936.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 13 - INCOME TAXES

The Company's income (loss) before income taxes for the years ended December 31, 2025 and 2024 are:

	2025	2024
United states	$4,408,593	$(2,702,946)
Foreign	(301)	(517)
Income before income taxes	$4,408,292	$(2,703,463)

The Company's income tax expense (benefit) for the years ended December 31, 2025 and 2024 consists of the following components:

	2025	2024
Current tax expense (benefit):
United States
Federal	$819,595	$-
State & Local	43,770	53,801
Foreign	-	-
Total	863,365	53,801

Deferred tax expense (benefit):
United States
Federal	285,749	(469,600)
State & Local	(7,042)	(83,000)
Foreign	-	-
Total	278,707	(552,600)

Total	$1,142,072	$(498,799)

The Company's effective income tax expense differs from the federal statutory amount because of the effect of the following items:

	2025
	Rate	Amount
Pretax Income - Total	21.00%	$925,741
State and Local Income Taxes, Net of Federal Income Tax Effect (1)	0.72%	31,550
Foreign Tax Effects	0.00%	63
Changes in Valuation Allowances	0.00%	-
Nontaxable or Nondeductible Items
Stock Compensation - Foreign	2.50%	110,132
Other	0.48%	21,003
Changes in Unrecognized Tax Benefits	0.00%	-
Other
Return to Provision True Ups	1.22%	53,582
Effective Income Tax Rate	25.92%	$1,142,072

(1) State Taxes in California contributed to the majority (greater than 50%) of the tax effect in this category.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 13 - INCOME TAXES (continued)

2024
Federal tax statutory rate	21.00%
State tax statutory rate	-0.80%
Effect of prior year (over) under provision	-1.20%
Timing and permanent differences	-0.55%
Valuation Allowance	0.00%
18.45%

Deferred income taxes (benefit) reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the tax effects of net operating losses that are available to offset future taxable income.

Significant components of the Company's deferred tax assets (liabilities) at December 31, 2025 and 2024 consist of the following:

	2025	2024
Deferred tax assets:
Inventory reserve	$131,700	$133,500
Accrued expenses	160,400	60,200
Allowance for bad debts	46,400	125,900
Capitalized research & development expenses	205,400	-
Lease liability	77,900	-
Impairment	49,900	-
Federal net operating loss carryforwards	-	498,400
State net operating loss carryforwards	851,800	819,000
Deferred tax assets, gross:	1,523,500	1,637,000
Valuation allowance	(826,300)	(819,000)
Deferred tax assets, net:	697,200	818,000

Deferred tax liabilities:
Fixed asset depreciation	(109,900)	(143,000)
ROU Asset	(77,900)	-
Change in accounting method	(113,100)	-

Deferred tax assets (liabilities), net:	$396,300	$675,000

In assessing the ultimate realization of deferred tax assets and liabilities, management considers whether it is more likely than not that some or all of them will not be realized. The Company established a valuation allowance for the use of its state tax net operating loss carry forwards due to uncertain state tax profitability in the jurisdictions within which the losses were incurred.

Changes in the California tax system has prevented the Company from utilizing any portion of its California tax net operating loss carry forwards in tax year 2025. While the future level of profitability is uncertain, due in part to the uncertain economic climate and its impact on our future levels of profitability, the change in the location of the USA warehouse in 2022 will impact the utilization of the state tax net operating loss carry forwards. The Company has approximately $15,300,000 of net operating loss carry forwards to offset certain future state taxable income, which begin to expire in in 2030.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 13 - INCOME TAXES (continued)

The cash paid/(refunded) for income taxes for the years ended December 31, 2025 and 2024 was as follows:

	2025	2024
U.S. Federal	$640,000	$-
U.S. State and Local	436,154	33,826
Total	$1,076,154	$33,826

The Company files a consolidated federal and separate company state income tax returns in the United States. As of December 31, 2025, the tax years that remain subject to examination are 2022 to 2025 for federal and state tax purposes.

The Company has reviewed its open tax positions and determined that no uncertain tax positions exist as of December 31, 2025 or 2024. While the Company believes that it has performed adequate procedures to identify all reasonably identifiable exposures, it is possible that exposures exist and that these exposures will need to be assessed and may potentially have a material impact on the Company's consolidated financial statements.

NOTE 14 - SEGMENT INFORMATION

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

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 14 - SEGMENT INFORMATION (continued)

The following table presents selected financial information with respect to the Company's single operating segment for the year ended December 31, 2025 and 2024:

	2025	2024

Revenues	$61,907,914	$44,027,942
Cost of Revenues	34,685,970	26,314,945
Gross Profit	27,221,944	17,712,997

Product Royalty Income	381,757	326,614

Operating Expenses
Salaries and wages	7,917,387	7,140,550
Professional fees	853,065	627,659
Advertising and marketing	4,563,919	4,454,906
Research and development	2,704,071	2,523,881
General and administrative	4,372,333	3,879,553
Other operating expenses	3,183,932	2,391,938
Operating Expenses	23,594,707	21,018,487

Income (Loss) from Operations	4,008,994	(2,978,876)

Other Income (Expense)	397,000	275,413
Provision for (benefit from) Income taxes	1,142,072	(498,799)

Net Income (Loss)	$3,263,922	$(2,204,664)

NOTE 15 - RELATED PARTY TRANSACTIONS

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a chairman and founder, and a related individual who is a shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $142,175 and $133,349 for the years ended December 31, 2025 and 2024. The term of the royalty agreement is for the life of the intellectual property. As of December 31, 2025, and 2024, accrued royalties totaled $18,823 and $10,140 respectively, which is included in Accounts payable and accrued expenses.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or ("Innovation"), a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $47,072 were payable effective January 1, 2025 until June 30, 2025, and increased to $48,437 effective July 1, 2025. During the years ended December 31, 2025 and 2024, the Company recognized an aggregate of $573,058 and $555,317, respectively, in consulting fees to Innovation.

NOTE 16 - RETIREMENT PLANS

Effective January 1, 2019, the Company implemented a retirement plan under the provisions of Section 401(k) of the Internal Revenue Code for the benefit of the Company's U.S. based employees. The Company makes a matching contribution equal to 100% of the first 4% of participants' compensation which is deferred as an elective deferral. For the years ended December 31, 2025, and 2024, the Company contributed $86,089 and $48,314 on behalf of the Company's U.S. based employees to the retirement plan.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 16 - RETIREMENT PLANS (continued)

Effective June 1, 2019, the Company implemented a provident fund for the benefit of the Company's permanent South African based employees. The Company contributes a minimum of 5.5% of participants compensation on behalf of the Company's South African based employees to the provident fund on a salary sacrifice basis, as defined.  For the years ended December 31, 2025 and 2024, the Company contributed $83,421 and $73,667, respectively, on behalf of the Company's South African based employees.

NOTE 17 - COMMITMENTS AND CONTINGENCIES

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

NOTE 18 - RISKS AND UNCERTAINTIES

The COVID-19 pandemic had an adverse impact on global shipping and supply chains which caused a disruption in our customers' ordering patterns and ultimately inflated certain industry wide stock levels. Although global shipping and supply chain conditions have improved, elevated industry inventory levels in certain markets and product categories may continue to impact levels of dealer and distributor ordering to some extent and ultimately consumer spending in the foreseeable future, which may affect the Company's profitability, and could have a negative impact on the Company's results of operations for the coming periods and beyond.

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

NOTE 19 - SUBSEQUENT EVENTS

The Company entered into a restated and amended loan agreement effective February 12, 2026, for the revolving line of credit, the restated loan agreement extended the facility with the bank to March 1, 2027, and adjusted the interest rate to the greater of the SOFR Daily Floating rate plus spread adjustment, as defined, or a floor, as defined, plus 2.7%.

On December 22, 2025, the Company's board of directors approved the award of 1,591 restricted shares of the Company's common stock to a contractor, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant, December 22, 2025, all 1,591 shares vested with a total compensation expense of $15,000. The common stock of the award was issued in 2026, and the fair value of the stock was accrued in accounts payable as of December 31, 2025. The fair value of the stock granted calculated in accordance with the plan was $9.43 per share.

On December 22, 2025, the Company's board of directors approved the award of 500 restricted shares of the Company's common stock to a contractor, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. The Agreement was dated February 24, 2026, with total compensation expense of $4,844. The common stock of the award was issued in 2026, and the fair value of the stock was accrued in accounts payable as of December 31, 2025. The fair value of the stock granted calculated in accordance with the plan was $9.43 per share.

LEATT CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025 AND 2024

NOTE 19 - SUBSEQUENT EVENTS (continued)

On February 11, 2026, the Company cancelled 25,019 shares of the Company's common stock that was repurchased in relation to the Company's share repurchase plan.

On February 24, 2026, the Company's board of directors approved the award of 1,500 restricted shares of the Company's common stock to an employee, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant all 1,500 shares vested with a total compensation expense of $14,533. The fair value of the stock granted calculated in accordance with the plan was $9.69 per share.

On February 24, 2026, the Company's board of directors approved the award of 3,000 restricted shares of the Company's common stock to two directors, pursuant to a Restricted Stock Award Agreement, under the Company's 2011 Equity Incentive Plan. On the date of grant all 3,000 shares vested with a total compensation expense of $29,067. The fair value of the stock granted calculated in accordance with the plan was $9.69 per share.

Exhibit List

The list of exhibits included in the attached Exhibit Index is hereby incorporated herein by reference.

Exhibit	Exhibit Title
Number
2.1	Settlement Agreement, dated as of September 25, 2008, between Leatt Corp., Christopher J. Leatt and J. P. De Villiers
2.2	Amendment No. 1 to Settlement Agreement, dated February 4, 2010, between Leatt Corp., Christopher J. Leatt and Jean- Pierre De Villiers
3.1	Amended and Restated Articles of Incorporation, as filed with the Secretary of State of Nevada on October 28, 2008
3.2	Amended and Restated Bylaws, adopted on October 28, 2008
4.1	Certificate of Designation of Series A Voting Convertible Preferred Stock, as filed with the Secretary of State of Nevada on October 29, 2008
4.2	Leatt Corp. Amended and Restated 2011 Equity Incentive Plan as amended
4.7	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Jeffrey Guzy.
4.9	Stock Option Agreement, dated August 24, 2017, between Leatt Corp. and Dr. Christopher Leatt
4.12	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Dr. Christopher Leatt
4.14	Stock Option Agreement, dated February 25, 2019, between Leatt Corp. and Todd Repsher
4.30	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Erik Olsson
4.31	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Jeffrey Guzy
4.32	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Sean Macdonald
4.33	Restricted Stock Award Agreement, dated December 22, 2023, between Leatt Corp. and Dr. Christopher Leatt
4.34*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Erik Olsson
4.35*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Sean Macdonald
4.36*	Restricted Stock Award Agreement, dated February 24, 2026, between Leatt Corp. and Dr. Christopher Leatt
10.1	Consulting Agreement, dated November 8, 2021, between Innovation Services Limited and Leatt Corporation (as amended)
10.2	Side Letter Agreement, dated November 8, 2021, between Leatt Corporation and Dr. Christopher Leatt
10.3*	2026-2027 Leatt Corporation General Distributor Terms and Conditions, effective February 15, 2026
10.4	Lease Agreement, dated February 24, 2022, between Leatt Corp. and Montprop Beleggings (Pty) Ltd (as amended)
10.5	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 8
10.6	Lease Agreement, dated February 20, 2025, between Leatt Corp. and Montprop Beleggings (Pty) Ltd Addendum for Unit 9
10.8	Lease Agreement, dated February 18, 2025, between Two Eleven Distribution, LLC, and CP Logistics NVCC IV, LLC.
10.9*	Second Amended and Restated Employment Agreement, effective as of January 1, 2022, between Leatt Corp. and Sean Macdonald (as amended)
10.10*	Director Agreement, dated July 8, 2015, between Leatt Corporation and Dr. Christopher Leatt (as amended)
10.11*	Director Agreement, dated June 29, 2017, between Leatt Corporation and Sean Macdonald (as amended)
10.12*	Director Agreement, dated January 1, 2017, between Leatt Corporation and Jeffrey Guzy (as amended)
14.1	Code of Ethics
21	List of Subsidiaries
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**	Interactive data files pursuant to Rule 405 of Regulation S-T
101.INS**	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH**	Inline XBRL Taxonomy Extension Schema Document
101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).