Form 10-Q
period 2026-03-31
Leatt Corp
filed 2026-05-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2026, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,233,056

LEATT CORPORATION

Quarterly Report on Form 10-Q
Three Months Ended March 31, 2026

- i -

PART I

FINANCIAL INFORMATION

LEATT CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2026	December 31, 2025
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$17,014,780	$12,988,111
Restricted cash	175,996	244,936
Accounts receivable, net	6,262,523	7,904,885
Inventory, net	16,355,242	20,897,693
Payments in advance	1,243,364	1,197,284
Income tax receivable	114,302	734,193
Prepaid expenses and other current assets	4,391,989	3,634,255
Total current assets	45,558,196	47,601,357

Property and equipment, net	3,295,373	3,660,704
Operating lease right-of-use assets, net	262,967	342,413
Deferred tax asset, net	396,294	396,294

Other Assets
Deposits	44,910	45,189

Total Assets	$49,557,740	$52,045,957

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$4,651,604	$8,595,892
Refund liability	65,084	65,140
Notes payable, current	-	1,804
Operating lease liabilities, current	262,967	309,019
Other current liabilities	32,813	8,370
Short term loan, net of finance charges	540,926	800,000
Total current liabilities	5,553,394	9,780,225

Operating lease liabilities, net of current portion	-	33,394
Total liabilities	5,553,394	9,813,619

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,237,561 shares issued and 6,233,773 outstanding as of March 31, 2026 and 6,255,989 shares issued and 6,234,689 outstanding as of December 31, 2025	130,533	130,534
Accumulated other comprehensive loss	(1,097,672)	(983,640)
Retained earnings	33,629,797	31,859,103
Additional paid - in capital	11,373,490	11,478,399
Treasury stock, at cost, 3,788 and 21,300 shares of common stock,
as of March 31, 2026 and December 31, 2025, respectively	(34,802)	(255,058)
Total stockholders' equity	44,004,346	42,232,338

Total Liabilities and Stockholders' Equity	$49,557,740	$52,045,957

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31
	2026	2025
	Unaudited	Unaudited

Revenues	$19,507,486	$15,367,864

Cost of Revenues	10,933,059	8,646,851

Gross Profit	8,574,427	6,721,013

Product Royalty Income	372,819	85,298

Operating Expenses
Salaries and wages	2,148,626	1,857,380
Commissions and consulting expenses	235,793	157,722
Professional fees	290,492	360,051
Advertising and marketing	1,061,196	892,057
Office lease and expenses	240,715	169,176
Research and development costs	797,348	664,490
Bad debt expense (recovery)	130,082	(63,504)
General and administrative expenses	1,210,233	1,012,649
Depreciation	514,616	327,008
Total operating expenses	6,629,101	5,377,029

Income from Operations	2,318,145	1,429,282

Other Income
Interest and other income, net	74,496	82,147
Total other income	74,496	82,147

Income Before Provision for Income Taxes	2,392,641	1,511,429

Provision for Income taxes	621,947	390,305

Net Income Available to Common Shareholders	$1,770,694	$1,121,124

Net Income per Common Share
Basic	$0.28	$0.18
Diluted	$0.27	$0.17

Weighted Average Number of Common Shares Outstanding
Basic	6,236,178	6,217,550
Diluted	6,466,734	6,470,546

Comprehensive Income
Net Income	$1,770,694	$1,121,124
Other comprehensive income, net of $0 and $0 deferred income taxes in 2026 and 2025
Foreign currency translation	(114,032)	66,380

Total Comprehensive Income	$1,656,662	$1,187,504

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2026

								Accumulated
	Preferred Stock A		Common Stock			Treasury Stock		Other
	Number of		Number of		Additional	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2026	120,000	$3,000	6,234,689	$130,534	$11,478,399	21,300	$(255,058)	$(983,640)	$31,859,103	$42,232,338

Restricted stock awards	-	-	6,591	7	184,279	-	-	-	-	184,286

Purchase of treasury stock under share repurchase plan	-	-	(7,507)	(8)	8	7,507	(68,940)	-	-	(68,940)

Cancellation of treasury stock					(289,196)	(25,019)	289,196			-

Net income	-	-	-	-	-	-	-	-	1,770,694	1,770,694

Foreign currency translation adjustment	-	-	-	-	-	-	-	(114,032)	-	(114,032)

Balance, March 31, 2026	120,000	$3,000	6,233,773	$130,533	$11,373,490	3,788	$(34,802)	$(1,097,672)	$33,629,797	$44,004,346

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three Months Ended March 31, 2025

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

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	2026	2025
Cash flows from operating activities
Net income	$1,770,694	$1,121,124
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	514,616	327,008
Stock-based compensation	184,286	120,837
Bad debt expense (recovery)	130,082	(63,504)
Inventory reserve	37,852	46,291
Gain on sale of property and equipment	(388)	(14,985)
Increase in refund liability	(56)	-
(Increase) decrease in:
Accounts receivable	1,512,281	92,226
Inventory	4,504,599	1,012,261
Payments in advance	(46,080)	(221,652)
Prepaid expenses and other current assets	(757,734)	7,342
Income tax receivable	619,891	409,187
Long-term accounts receivable	-	56,391
Deposits	279	(851)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,944,289)	(2,123,551)
Other current liabilities	24,443	-
Net cash provided by operating activities	4,550,476	768,124

Cash flows from investing activities
Capital expenditures	(166,885)	(195,826)
Proceeds from sale of property and equipment	743	15,250
Net cash used in investing activities	(166,142)	(180,576)

Cash flows from financing activities
Repayment of notes payable to bank	(1,804)	(13,003)
Repayments of short-term loan, net	(259,074)	(288,465)
Purchase of treasury stock under share repurchase plan	(68,940)	-
Net cash used in financing activities	(329,818)	(301,468)

Effect of exchange rates on cash, cash equivalents and restricted cash	(96,787)	45,162

Net increase in cash, cash equivalents and restricted cash	3,957,729	331,242

Cash, cash equivalents and restricted cash - beginning of period	13,233,047	12,368,100

Cash, cash equivalents and restricted cash - end of period	$17,190,776	$12,699,342
Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	17,014,780	12,699,342
Restricted cash	175,996	-
Total cash, cash equivalents and restricted cash	$17,190,776	$12,699,342
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,180	$17,170

Other noncash investing and financing activities
Cancellation of treasury shares	$289,196	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2025, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2026. The consolidated balance sheet as of March 31, 2026 and the consolidated statements of operations and comprehensive income for the three months ended March 31, 2026 and 2025, changes in stockholders' equity as of and for the three months ended March 31, 2026 and 2025, cash flows for the three months ended March 31, 2026 and 2025, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of March 31, 2026, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $548,428 at March 31, 2026 and $510,576 at December 31, 2025.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease Liabilities as of March 31, 2026 and December 31, 2025:

	2026	2025
Assets
Operating lease ROU assets	$262,967	$342,413

Liabilities
Operating lease liabilities, current	$262,967	$309,019
Operating lease liabilities, net of current portion	-	33,394
Total operating lease liabilities	$262,967	$342,413

During the three months ended March 31, 2026 and 2025 the Company recognized operating lease expenses amounting to $78,409 and $71,502, respectively, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of March 31, 2026 and December 31, 2025 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	March 31, 2026	December 31, 2025
Weighted average remaining lease term	0.77 years	1.00 years
Weighted average discount rate	3.80%	3.80%

Maturities of lease liabilities as of March 31, 2026 were as follows:

Year ending December 31,	Amounts under Operating Leases
Remaining of 2026	262,683
2027	33,907
Total minimum lease payments	$296,590
Less: amount representing interest	$(33,623)
Total operating lease liabilities	$262,967

Supplemental cash flow information for the nine months ended March 31, 2026 and 2025 are as follows:

	Three months ended March 31, 2026	Year ended December 31, 2025
Cash paid for operating leases	$86,997	$323,611
Right-of-use assets obtained in exchange for lease obligations	$-	$82,317

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $4,391,989 and $3,634,255 as of March 31, 2026 and December 31, 2025, respectively, are recorded in current assets on the consolidated balance sheets.

Note 5 - Revolving line of Credit facility

The Company has a $1,500,000 revolving credit facility with a bank, expiring March 1, 2026. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of the Company. The interest rate charged transitioned from the Bloomberg Short-Term Bank Yield Index rate to the Secured Overnight Financing Rate ("SOFR") Daily Floating rate plus spread adjustments, as defined. The Company entered into a restated and amended loan agreement effective February 12, 2026, for the revolving line of credit, the restated loan agreement extended the facility with the bank to March 1, 2027, and adjusted the interest rate to the greater of the SOFR Daily Floating rate plus spread adjustment, as defined, or a floor, as defined, plus 2.7%.  As of March 31, 2026, and December 31, 2025, there were no advances under the line of credit.

Note 6 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable through a cash down payment of $$363,945 and in monthly installments of $103,820 over ten months including interest at 8.250%. The South African short-term loan is payable in monthly installments of $6,069 over a ten-month period at a flat interest rate of 3.80%. As of March 31, 2026 and December 31, 2025, $540,926 and $800,000, was outstanding respectively.

Note 7 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of March 31, 2026 and December 31, 2025, $0 and $1,804 was outstanding, respectively.  The note was paid in full on January 5, 2026

	March 31, 2026	December 31, 2025
Liabilities
Note payable, current	$-	$1,804
Note payable, net of current portion	$-	-
	$-	$1,804

Note 8 - Revenue and Cost Recognition

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the consumer where the consumer chooses to purchase directly from the Company's ecommerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company's standard terms and conditions of sale for non-consumer direct or web based sales do not allow for product returns other than under warranty or exchange arrangements.

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

In the following table, revenue is disaggregated by the source of revenue:

	Three months ended March 31,
	2026	% of Revenues	2025	% of Revenues
Consumer and athlete direct revenues	$1,285,518	7%	$861,186	6%
Dealer direct revenues	4,180,019	21%	3,216,598	21%
International distributor revenues	14,041,949	72%	11,290,080	73%
	$19,507,486	100%	$15,367,864	100%

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

Accounts receivable consists of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term credit losses at March 31, 2026 was $328,292 and at December 31, 2025 was $205,827.

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

Note 9 - Income Taxes

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2026, the Company has no unrecognized tax benefits.

Note 10 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the three months ended March 31, 2026, the Company had 259,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 139,000 shares outstanding that were potentially dilutive if exercised. For the three months ended March 31, 2025, the Company had 311,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 191,000 shares outstanding that were potentially dilutive if exercised.

Note 11 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended March 31, 2026 and 2025 was $184,286 and $120,837 respectively. As of March 31, 2026 and December 31, 2025, there was $1,448,437, and $1,471,530 respectively of unrecognized compensation cost related to unvested restricted stock.

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

During the periods ending March 31, 2026 and December 31, 2025, 7,507 and 21,300 shares, were repurchased for $68,940 and $255,058, respectively.  During the period, 25,019 treasury shares with an aggregate cost of $289,196 were cancelled and retired. All repurchased shares were retired at the end of the Plan period and reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings. Restricted Cash as of March 31, 2026 and December 31, 2025 were $175,996 and $244,936, respectively.

Note 12 - Preferred Stock

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

Note 13 - Recent Accounting Pronouncements

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

We adopted Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective with the quarterly period ending March 31, 2026. We applied the guidance prospectively and elected the practical expedient, which allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets within the scope of Revenue from Contracts with Customers (Topic 606). The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

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

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company's consolidated net income, as reported on the consolidated statements of operations and comprehensive income (loss). In addition, the CODM is regularly provided the significant segment expense categories included in the table below, which are reviewed against budgeted expectations to assist in resource allocation decision-making. The CODM does not review assets in evaluating operating performance, and therefore, such information is not presented.

The following table presents selected financial information with respect to the Company's single operating segment for the three months ended March 31, 2026 and 2025:

	2026	2025

Revenues	$19,507,486	$15,367,864
Cost of Revenues	10,933,059	8,646,851
Gross Profit	8,574,427	6,721,013

Product Royalty Income	372,819	85,298

Operating Expenses
Salaries and wages	2,148,626	1,857,380
Professional fees	290,492	360,051
Advertising and marketing	1,061,196	892,057
Research and development	797,348	664,490
General and administrative	1,210,233	1,012,649
Other operating expenses	1,121,206	590,402
Operating Expenses	6,629,101	5,377,029

Income from Operations	2,318,145	1,429,282

Other Income	74,496	82,147
Provision for Income taxes	621,947	390,305

Net Income	$1,770,694	$1,121,124

Note 15 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a preferred shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $39,016 and $25,829 for the periods ended March 31, 2026 and 2025. The term of the royalty agreement is for the life of the intellectual property. As of March 31, 2026 and December 31, 2025, accrued royalties totaled $18,325 and $18,823.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024 to June 30, 2025 and increased to $48,437 effective July 1, 2025 until June 30, 2026. During the three-month periods ended March 31, 2026 and 2025, the Company recognized an aggregate of $145,312 and $141,217, respectively in consulting fees to Innovation.

Note 16 - Litigation

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

Note 17 - Risks and Uncertainties

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

Note 18 - Subsequent Events

The Company has evaluated all subsequent events through the date the financial statements were released.

During April 2026, the Company cancelled 4,505 shares of the Company's common stock that was repurchased.

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

• "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

• "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR17.1511 for its March 31, 2026 balance sheet.

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

• Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at March 31, 2026, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

• Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 76% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers' local currency can adversely affect our ability to remain competitive in those areas.

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

• Impact of Global Conflict - We are exposed to global conflict, such as the ones in Ukraine and the Middle East, that may disrupt our business and reduce consumer demand for our products. A disruption of global shipping routes, the imposition of government sanctions, or other activities resulting from such conflicts could directly affect consumer demand for our products, cause delays in completing sales, shipping of our products, continuing production or performing other critical functions of our business, particularly if a conflict occurs at our primary manufacturing locations or our distributor locations worldwide. Furthermore, prolonged conflict may have unintended global consequences such as increased inflation and volatility in fuel and transportation costs.  While we have conducted due diligence on our customers in Russia to ensure that they do not fall into any sanctioned categories, we have seen a delay in the receipt of receivables in our bank account from the distributors of our products in Russia caused by enhanced screening of Russian funds in compliance with global sanctions against Russia for the war in Ukraine. The prolonging, intensification or expansion of these conflicts into surrounding regions could have an adverse impact on our consumers and on consumer purchasing behavior, and result in delays of new orders and completing sales, order cancellations, or payment and shipping delays. We will continue to monitor these fluid situations and any adverse impact that they may have on the global economy in general and on our business operations and especially that of our customers, and we will develop contingencies as necessary to address any disruptions to our business operations as they arise

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three-month periods ended March 31, 2026 and 2025 included herein.

Comparison of Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025

The following table summarizes the results of our operations during the three-month periods ended March 31, 2026 and 2025 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three months Ended March 31,			Percentage
	2026	2025	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$19,507,486	$15,367,864	$4,139,622	27%
COST OF REVENUES	10,933,059	8,646,851	$2,286,208	26%
GROSS PROFIT	8,574,427	6,721,013	$1,853,414	28%
PRODUCT ROYALTY INCOME	372,819	85,298	$287,521	337%
OPERATING EXPENSES
Salaries and Wages	2,148,626	1,857,380	$291,246	16%
Commissions and Consulting	235,793	157,722	$78,071	49%
Professional Fees	290,492	360,051	$(69,559)	-19%
Advertising and Marketing	1,061,196	892,057	$169,139	19%
Office Lease and Expenses	240,715	169,176	$71,539	42%
Research and Development Costs	797,348	664,490	$132,858	20%
Bad Debt Expense (Recovery)	130,082	(63,504)	$193,586	305%
General and Administrative	1,210,233	1,012,649	$197,584	20%
Depreciation	514,616	327,008	$187,608	57%
Total Operating Expenses	6,629,101	5,377,029	$1,252,072	23%
INCOME FROM OPERATIONS	2,318,145	1,429,282	$888,863	62%
Other Income	74,496	82,147	$(7,651)	-9%
INCOME BEFORE INCOME TAXES	2,392,641	1,511,429	$881,212	58%
Provision for Income taxes	621,947	390,305	$231,642	59%
NET INCOME	$1,770,694	$1,121,124	$649,570	58%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the three months ended March 31, 2026 were $19.51 million, 27% increase, compared to revenues of $15.37 million for the quarter ended March 31, 2025.  This increase in worldwide revenues is primarily attributable to a $1.99 million increase in helmet sales, a $1.72 million increase in body armor sales, a $0.38 million increase in sales of other products, parts and accessories and a $0.05 million increase in neck brace sales.  Revenues generated from sales to our customers in the United States were $4.70 million and $3.60 million, for the three months ended March 31, 2026 and 2025, respectively. Revenues associated with international customers were $14.80 million and $11.77, or 76% and 77% of revenues, for the three months ended March 31, 2026 and 2025, respectively. Consumer direct sales and sales to our global distributors continued to increase strongly - increasing by 49% and 24%, respectively, during the first quarter of 2026, as consumer demand for Leatt products and distributor re-ordering continued to improve. Dealer direct sales increased by 30%, as our sales teams and dealer outreach programs, particularly domestically continued to gain momentum.

The following table sets forth our revenues by product line for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	% of Revenues	2025	% of Revenues
Neck braces	$729,048	4%	$678,295	4%
Body armor	8,590,669	44%	6,870,476	45%
Helmets	5,390,527	28%	3,400,533	22%
Other products, parts and accessories	4,797,242	24%	4,418,560	29%
	$19,507,486	100%	$15,367,864	100%

Sales of our flagship neck brace accounted for $0.73 million and $0.68 million, or 4% and 4% of our revenues for the quarters ended March 31, 2026 and 2025, respectively. The 7% increase in neck brace revenues is primarily attributable to a 11% increase in the volume of neck braces sold when compared to the first quarter of 2025.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $8.59 million and $6.87 million, or 44% and 45% of our revenues for the quarters ended March 31, 2026 and 2025, respectively. The 25% increase in body armor revenues was primarily the result of a 54% increase in the volume of footwear, comprising of motorcycle boots and mountain biking shoes, sold during the 2026 period.

Our helmets accounted for $5.39 million or 28% of our revenues for the three months ended March 31, 2026, as compared to $3.40 million or 22% of our revenues for the same 2025 period. The 59% increase in helmet sales is primarily attributable to a 61% increase in the sales volume of helmets designed for mountain biking and adventure motorcycle riding, when compared to the first quarter of 2025.

Our other products, parts and accessories are comprised of goggles, hydrations bags and apparel items including jerseys, pants, shorts and jackets, sunglasses, bicycle components, as well as aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessory sales accounted for $4.80 million and $4.42 million, or 24% and 29% of our revenues for the quarters ended March 31, 2026 and 2025, respectively. Although sales of our MTB apparel line decreased marginally during the first quarter, the 9% increase in revenues from the sale of other products, parts and accessories is primarily due to a 132% increase in revenues generated from the sale of eyewear comprising sunglasses and goggles during the first quarter of 2026.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended March 31, 2026 and 2025 were $10.93 million and $8.65 million, respectively. Gross Profit for the quarters ended March 31, 2026 and 2025 were $8.57 million and $6.72 million, respectively, or 44% and 44% of revenues, respectively. Although geopolitical risk continued to disrupt shipping and logistics in certain regions, management continues to implement supply chain efficiencies and improve the cost of goods sold as a percentage of revenues as far as possible.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended March 31, 2026 and 2025 were $372,819 and $85,298, respectively. The 337% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2026 period.

Salaries and Wages - Salaries and wages for the quarters ended March 31, 2026 and 2025 were $2.15 million and $1.86 million, respectively.  The 16% increase in salaries and wages during the 2026 period was primarily due to the employment of marketing and digital professionals globally as we continue to build a multi-channel sales organization and global consumer facing brand.

Commissions and Consulting Expense - During the quarters ended March 31, 2026 and 2025, commissions and consulting expenses were $235,793 and $157,722, respectively.  The 49% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to sales professionals in the United States during the period in line with an increase in domestic sales when compared to the prior year period.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended March 31, 2026 and 2025 were $290,492 and $360,051, respectively.  The 19% decrease in professional fees is primarily due to a decrease in audit  and corporate legal fees incurred during the 2026 period.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended March 31, 2026 and 2025 were $1,061,196 and $892,057, respectively. The 19% increase in advertising and marketing expenses is the result of costs associated with the production and implementation of coordinated global marketing campaigns that are designed to increase consumer demand for the Companies growing product categories and brand.

Office Lease and Expenses - Office lease and expenses for the quarters ended March 31, 2026 and 2025 were $240,715 and $169,176, respectively. Although, lease expenses relating to our offices and warehouses in the United States and South Africa decreased when compared to the 2025 period, the 42%, increase in office lease and expenses is primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping during the 2026 period.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarters ended March 31, 2026 and 2025 were $797,348 and $664,490, respectively. The 20% increase in research and development cost is primarily due to an increase in expenditures on product certification, homologation and product development activities, as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Expense (Recovery)- Bad debt expense (recovery) for the quarters ended March 31, 2026 and 2025 were $130,082 and ($63,504), respectively. The 305% increase in bad debt expense (recovery) is primarily the result of an increase in the bad debt provision related to an increase in accounts receivable balances in the United States, when compared to the comparative 2025 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended March 31, 2026 and 2025 were $1,210,233 and $1,012,649, respectively. The 20% increase in general and administrative expenses is primarily due to an increase in product liability insurance premiums in line with an increase in sales in North America. Additionally, digital platform development costs increased as the Company continued to optimize and elevate its marketing and sales digital channels.

Depreciation Expense - Depreciation expense for the quarters ended March 31, 2026 and 2025 were $514,616 and $327,008, respectively. The 57% increase in depreciation is primarily due to the accelerated depreciation of long-lived intangible web assets in connection with the impairment and resultant useful life adjustment of these assets.

Total Operating Expenses - Total operating expenses increased by $1.25 million, to $6.63 million in the three months ended March 31, 2026, or 62%, compared to $5.38 million in the 2025 period. This increase is primarily due to the increase in salaries, general and administrative and depreciation expenses that were partially offset by a decrease in professional fees discussed above.

Other Income - Other income for the quarters ended March 31, 2026 and 2025 were $74,496 and $82,147, respectively. The 9% decrease in other income is primarily due to a decrease in interest earned during the first quarter of 2026, when compared to the 2025 first quarter.

Income taxes - Income taxes for the quarters ended March 31, 2026 and 2025 were $621,947 and $390,305, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income - The net income after income taxes for the quarter ended March 31, 2026 was $1.77 million, as opposed to a net income of $1.12 million for the quarter ended March 31, 2025. This 58% increase in net income is primarily due to the increase in revenues and gross profit that were partially offset by the increase in total operating expenses discussed above.

Liquidity and Capital Resources

At March 31, 2026, we had cash, cash equivalents and restricted cash of $17.19 million. The following table sets forth a summary of our cash flows for the periods indicated:

	March 31,
	2026	2025
Net cash provided by operating activities	$4,550,476	$768,124
Net cash used in investing activities	$(166,142)	$(180,576)
Net cash used in financing activities	$(329,818)	$(301,468)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(96,787)	$45,162
Net increase in cash, cash equivalents and restricted cash	$3,957,729	$331,242
Cash, cash equivalents and restricted cash at the beginning of period	$13,233,047	$12,368,100
Cash, cash equivalents and restricted cash at the end of period	$17,190,776	$12,699,342

Cash, cash equivalents and restricted cash increased by $3,957,729 or 30%, for the three months ended March 31, 2026, when compared to $13,233,047 of cash, cash equivalents and restricted cash on hand at December 31, 2025. The primary sources of cash for the three months ended March 31, 2026 were a decrease in inventory of $4,504,599, net income of $1,770,694, a decrease in income tax receivable of $619,891 and a decrease in accounts receivable of $1,512,281. The primary uses of cash for the three months ended March 31, 2026 were an increase in accounts payable and accrued expenses of $3,944,289 and an increase in prepaid expenses and other current assets of $757,734.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank, as well as internally generated cash from operations. Management believes that its current cash, cash equivalent and restricted cash balances, along with the net cash generated by operations are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditure in the next twelve months. Our long-term financing requirements depend on our growth strategy, which relates primarily to our desire to increase revenue both in the U.S. and abroad.

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the three months ended March 31, 2026 and 2025, the Company paid an aggregate of $31,213 and $20,663, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the quarters ended March 31, 2026 and 2025, the Company paid and aggregate of $7,803 and $5,166, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement.  The monthly fee payable by the Company to Innovation is $48,437. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. During the three-month periods ended March 31, 2026 and 2025, the Company recognized an aggregate of $145,312 and $141,217, respectively, in consulting fees to Innovation.

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

The Company is the holder of a $1,500,000 revolving line of credit through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended.  Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Effective February 12. 2026, the Company signed Amended and Restated Loan Agreement to extend the revolving line of credit to March 1, 2027, the agreement adjusted the interest rate to the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread SOFR adjustment or the index floor, plus 2.7 percentage points. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two Eleven Distribution, LLC.  As of March 31, 2026 and 2025, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000, available for advances.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor credit reports, collections, communication and payments from customers and maintain an allowance for credit losses based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance of short-term credit losses at March 31, 2026 and December 31, 2025 was $328,292 and $205,827, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at March 31, 2026 and December 31, 2025 was $548,428 and $510,576, respectively.

Impairment of Long-Lived Assets - The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews, the Company recognized an impairment charge of $0 and $234,224 to intangible capitalized website costs as at March 31, 2026 and December 31, 2025, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of March 31, 2026, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A "Risk Factors" of our annual report on Form 10-K for the period ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Except as set forth below, we have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Date: May 12, 2026	LEATT CORPORATION

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