Form 10-Q
period 2026-06-30
Leatt Corp
filed 2026-08-14
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2026

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

Large accelerated filer [_] Accelerated filer [_] Non-accelerated filer [X] Smaller reporting company [X] Emerging growth company[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_] No [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of August 10, 2026, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,229,556

Quarterly Report on Form 10-Q
Six Months Ended June 30, 2026

PART I
FINANCIAL INFORMATION

LEATT CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2026	December 31, 2025
	Unaudited	Audited
Current Assets
Cash and cash equivalents	$19,384,885	$12,988,111
Restricted cash	143,042	244,936
Accounts receivable, net	7,043,786	7,904,885
Inventory, net	13,923,847	20,897,693
Payments in advance	1,275,524	1,197,284
Income tax receivable	808,615	734,193
Prepaid expenses and other current assets	5,064,000	3,634,255
Total current assets	47,643,699	47,601,357

Property and equipment, net	3,373,116	3,660,704
Operating lease right-of-use assets, net	186,657	342,413
Deferred tax asset, net	396,294	396,294

Other Assets
Deposits	45,534	45,189

Total Assets	$51,645,300	$52,045,957

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$5,925,043	$8,595,892
Refund liability	65,162	65,140
Notes payable, current	-	1,804
Operating lease liabilities, current	186,657	309,019
Other current liabilities	63,291	8,370
Short term loan, net of finance charges	224,409	800,000
Total current liabilities	6,464,562	9,780,225

Operating lease liabilities, net of current portion	-	33,394
Total liabilities	6,464,562	9,813,619

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,229,556 shares issued and 6,227,380 outstanding as of June 30, 2026 and 6,255,989 shares issued and 6,234,689 outstanding as of December 31, 2025	130,527	130,534
Accumulated other comprehensive loss	(937,553)	(983,640)
Retained earnings	34,538,786	31,859,103
Additional paid - in capital	11,472,346	11,478,399
Treasury stock, at cost, 2,176 and 21,300 shares of common stock, as of June 30, 2026 and December 31, 2025, respectively	(26,368)	(255,058)
Total stockholders' equity	45,180,738	42,232,338

Total Liabilities and Stockholders' Equity	$51,645,300	$52,045,957

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$16,390,944	$16,176,339	$35,898,430	$31,544,203

Cost of Revenues	8,955,702	9,287,146	19,888,761	17,933,997

Gross Profit	7,435,242	6,889,193	16,009,669	13,610,206

Product Royalty Income	135,115	48,306	507,934	133,604

Operating Expenses
Salaries and wages	2,176,254	1,846,237	4,324,880	3,703,617
Commissions and consulting expenses	219,661	187,434	455,454	345,156
Professional fees	212,003	155,345	502,495	515,396
Advertising and marketing	1,428,833	1,152,207	2,490,029	2,044,264
Office lease and expenses	199,053	176,120	439,768	345,296
Research and development costs	664,839	616,795	1,462,187	1,281,285
Bad debt (expense) recovery	(80,543)	(31,155)	49,539	(94,659)
General and administrative expenses	1,313,482	1,101,992	2,523,715	2,114,641
Depreciation	284,244	332,606	798,860	659,614
Total operating expenses	6,417,826	5,537,581	13,046,927	10,914,610

Income from Operations	1,152,531	1,399,918	3,470,676	2,829,200

Other Income
Interest and other income, net	76,268	117,737	150,764	199,884
Total other income	76,268	117,737	150,764	199,884

Income Before Provision for Income Taxes	1,228,799	1,517,655	3,621,440	3,029,084

Provision for Income taxes	319,810	378,921	941,757	769,226

Net Income Available to Common Shareholders	$908,989	$1,138,734	$2,679,683	$2,259,858

Net Income per Common Share
Basic	$0.15	$0.18	$0.43	$0.36
Diluted	$0.14	$0.18	$0.41	$0.35

Weighted Average Number of Common Shares Outstanding
Basic	6,229,656	6,217,550	6,232,899	6,217,550
Diluted	6,464,988	6,475,942	6,468,231	6,475,942

Comprehensive Income
Net Income	$908,989	$1,138,734	$2,679,683	$2,259,858
Other comprehensive income, net of $0 and $0 deferred income taxes in 2026 and 2025
Foreign currency translation	160,119	136,096	46,087	202,476

Total Comprehensive Income	$1,069,108	$1,274,830	$2,725,770	$2,462,334

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the Three, Six and Nine Months Ended September 30, 2025

For the Three and Six Months Ended June 30, 2026

								Accumulated
	Preferred Stock A		Common Stock			Treasury Stock		Other
	Number of		Number of		Additional	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Paid - In Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2026	120,000	$3,000	6,234,689	$130,534	$11,478,399	21,300	$(255,058)	$(983,640)	$31,859,103	$42,232,338

Restricted stock awards	-	-	6,591	7	184,279	-	-	-	-	184,286

Purchase of treasury stock under share repurchase plan	-	-	(7,507)	(8)	8	7,507	(68,940)	-	-	(68,940)

Cancellation of treasury stock	-	-	-	-	(289,196)	(25,019)	289,196	-	-	-

Net income	-	-	-	-	-	-	-	-	1,770,694	1,770,694

Foreign currency translation adjustment	-	-	-	-	-	-	-	(114,032)	-	(114,032)

Balance, March 31, 2026	120,000	$3,000	6,233,773	$130,533	$11,373,490	3,788	$(34,802)	$(1,097,672)	$33,629,797	$44,004,346

Restricted stock awards	-	-	-	-	140,237	-	-	-	-	140,237

Purchase of treasury stock under share repurchase plan	-	-	(2,893)	(3)	3	2,893	(32,953)	-	-	(32,953)

Cancellation of treasury stock	-	-	-	-	(41,387)	(4,505)	41,387	-	-	-

Cancellation of common stock	-	-	(3,500)	(3)	3	-	-	-	-	-

Net income	-	-	-	-	-	-	-	-	908,989	908,989

Foreign currency translation adjustment	-	-	-	-	-	-	-	160,119	-	160,119

Balance, June 30, 2026	120,000	$3,000	6,227,380	$130,527	$11,472,346	2,176	$(26,368)	$(937,553)	$34,538,786	$45,180,738

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

LEATT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	2026	2025

Cash flows from operating activities
Net income	$2,679,683	$2,259,858
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation	798,860	659,614
Stock-based compensation	324,523	243,017
Bad debt expense (recovery)	49,539	(100,091)
Inventory reserve	87,259	40,203
Gain on sale of property and equipment	(388)	(18,943)
Increase in refund liability	22	-
(Increase) decrease in:
Accounts receivable	811,561	(1,753,961)
Inventory	6,886,587	5,052,510
Payments in advance	(78,240)	(206,557)
Prepaid expenses and other current assets	(1,429,745)	(416,686)
Income tax receivable	(74,422)	31,330
Long-term accounts receivable	-	56,391
Deposits	(345)	(6,904)
Increase (decrease) in:
Accounts payable and accrued expenses	(2,670,848)	(2,498,082)
Other current liabilities	54,921	772,741
Net cash provided by operating activities	7,438,967	4,114,440

Cash flows from investing activities
Capital expenditures	(490,405)	(349,011)
Proceeds from sale of property and equipment	743	19,250
Net cash used in investing activities	(489,662)	(329,761)

Cash flows from financing activities
Repayment of notes payable to bank	(1,804)	(18,140)
Repayments of short-term loan, net	(575,591)	(548,464)
Purchase of treasury stock under share repurchase plan	(101,893)	-
Net cash used in financing activities	(679,288)	(566,604)

Effect of exchange rates on cash, cash equivalents and restricted cash	24,863	140,013

Net increase in cash, cash equivalents and restricted cash	6,294,880	3,358,088

Cash, cash equivalents and restricted cash - beginning of period	13,233,047	12,368,100

Cash, cash equivalents and restricted cash - end of period	$19,527,927	$15,726,188

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	19,384,885	15,726,188
Restricted cash	143,042	-
Total cash, cash equivalents and restricted cash	$19,527,927	$15,726,188

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$33,269	$30,206

Other noncash investing and financing activities
Cancellation of treasury shares	$330,583	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2025, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2026. The consolidated balance sheet as of June 30, 2026 and the consolidated statements of operations and comprehensive income for the six and three months ended June 30, 2026 and 2025, changes in stockholders' equity as of and for the three and six months ended June 30, 2026 and 2025, cash flows for the six months ended June 30, 2026 and 2025, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of June 30, 2026, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company's annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, as filed with the Securities and Exchange Commission in the Company's Form 10-K.

Note 2 - Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods.  Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $597,835 at June 30, 2026 and $510,576 at December 31, 2025.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company's Operating Right-of-Use Assets and Operating Lease Liabilities as of June 30, 2026 and December 31,2025:

	2026	2025
Assets
Operating lease ROU assets	$186,657	$342,413

Liabilities
Operating lease liabilities, current	$186,657	$309,019
Operating lease liabilities, net of current portion	-	33,394
Total operating lease liabilities	$186,657	$342,413

During the six months ended June 30, 2026 and 2025 the Company recognized operating lease expenses amounting to $156,459 and $142,771, respectively, which are included in office lease and expenses in the Company's consolidated statements of operations and comprehensive income. Generally, the Company's lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of June 30, 2026 and December 31, 2025 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	June 30, 2026	December 31, 2025
Weighted average remaining lease term	0.54 years	1.00 years
Weighted average discount rate	3.80%	3.80%

Maturities of lease liabilities as of June 30, 2026 were as follows:

Year ending December 31,	Amounts under Operating Leases
Remaining of 2026	$176,971
2027	34,277
Total minimum lease payments	$211,248
Less: amount representing interest	$(24,591)
Total operating lease liabilities	$186,657

Supplemental cash flow information for the six months ended June 30, 2026 and 2025 are as follows:

	Six months ended June 30, 2026	Year ended December 31, 2025
Cash paid for operating leases	$174,210	$323,611
Right-of-use assets obtained in exchange for lease obligations	$-	$82,317

Note 4 - Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company's products. Prepaid expenses and other current assets of $5,064,000 and $3,634,255 as of June 30, 2026 and December 31, 2025, respectively, are recorded in current assets on the consolidated balance sheets.

Note 5 - Revolving line of Credit facility

The Company has a $1,500,000 revolving credit facility with a bank, initially expiring on March 1, 2026. Obligations under the line of credit are secured by equipment and fixtures in the United States of America, accounts receivable and inventory of the Company. The interest rate charged transitioned from the Bloomberg Short-Term Bank Yield Index rate to the Secured Overnight Financing Rate ("SOFR") Daily Floating rate plus spread adjustments, as defined. The Company entered into a restated and amended loan agreement effective February 12, 2026, for the revolving line of credit, the restated loan agreement extended the facility with the bank to March 1, 2027, and adjusted the interest rate to the greater of the SOFR Daily Floating rate plus spread adjustment, as defined, or a floor, as defined, plus 2.7%.  As of June 30, 2026, and December 31, 2025, there were no advances under the line of credit.

Note 6 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable through a cash down payment of $$363,945 and in monthly installments of $103,820 over ten months including interest at 8.250%. The South African short-term loan is payable in monthly installments of $6,069 over a ten-month period at a flat interest rate of 3.80%. As of June 30, 2026 and December 31, 2025, $224,409 and $800,000, was outstanding respectively.

Note 7 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of June 30, 2026 and December 31, 2025, $0 and $1,804 was outstanding, respectively.  The note was paid in full on January 5, 2026

	June 30, 2026	December 31, 2025
Liabilities
Note payable, current	$-	$1,804
Note payable, net of current portion	-	-
	$-	$1,804

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

In the following table, revenue is disaggregated by the source of revenue:

	Six months ended June 30,
	2026	% of Revenues	2025	% of Revenues
Consumer and athlete direct revenues	$3,653,295	10%	$2,267,128	7%
Dealer direct revenues	8,719,601	24%	7,850,564	25%
International distributor revenues	23,525,534	66%	21,426,511	68%
	$35,898,430	100%	$31,544,203	100%

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

Accounts receivable consists of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company's expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company's significant customers could have a material adverse effect on the collectability of the Company's accounts receivable and the future operating results. The allowance for short-term credit losses at June 30, 2026 was $249,782 and at December 31, 2025 was $205,827.

Sales commissions are expensed when incurred, which is generally at the time of sale.

Shipping and handling activities associated with outbound freight, after control over a product has been transferred to a customer, are accounted for as a fulfilment cost and are included in revenues and cost of revenues in the accompanying consolidated statements of operations and comprehensive income. Revenue recognized from contracts with customers is recorded net of sales taxes, value added taxes, or similar taxes that are collected on behalf of local taxing authorities.

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

The Company's practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2026, the Company has no unrecognized tax benefits.

Note 10 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the six months ended June 30, 2026, the Company had 259,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 139,000 shares outstanding that were potentially dilutive if exercised. For the six months ended June 30, 2025, the Company had 311,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 191,000 shares outstanding that were potentially dilutive if exercised.

Note 11 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended June 30, 2026 and 2025 was $290,144 and $243,017 respectively. As of June 30, 2026 and December 31, 2025, there was $1,275,370, and $1,471,530 respectively of unrecognized compensation cost related to unvested restricted stock.

On May 15, 2026, the Company cancelled 3,500 unvested restricted stock awards that were forfeited upon the employee's resignation.

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

Share Purchase Plan

On August 12, 2025, the Company announced that the Company's board of directors formally ratified and approved a share purchase plan (the "August 2025 Share Repurchase Plan"). The board of directors authorized the repurchase of the Company's common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The August 2025 Share Repurchase Plan provided for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025 through December 31, 2025. On December 15, 2025, the Company's board of directors approved the extension of the August 2025 Share Repurchase Plan through March 31, 2026.

On May 11, 2026, the board of directors ratified and approved a second share purchase plan (the "May 2026 Share Repurchase Plan"). The board of directors authorized the repurchase of the Company's common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The May 2026 Share Repurchase Plan provides for an aggregate purchase of currently outstanding common stock up to $419,410, which was the remaining balance of the Plan, commencing May 18, 2026, through December 31, 2026.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Plans does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan are funded using the Company's cash on hand and cash flow from operations.  As of the effective date of the August 2025 Share Repurchase Plan, the Company deposited $260,000 with a broker to be held in the Company's name in trust for the purpose of repurchasing the related shares (the "Funded Account").  During the year ended December 31, 2025, the Company replenished the account with $260,000. Upon the expiration of the August 2025 Share Repurchase Plan, the remaining funds were retained by the Company's brokers and are being utilized to facilitate share repurchases under the May 2026 Share Repurchase Plan. The Company expects to make additional contributions to the account as necessary to fund future repurchases.

During the periods ending June 30, 2026 and December 31, 2025, 10,400 and 21,300 shares, were repurchased for $101,893 and $255,058, respectively.  During the period, 29,524 treasury shares with an aggregate cost of $330,583 were cancelled and retired. All repurchased shares were retired at the end of the Plan period and reflected as a reduction of common stock for the par value of the shares, with the excess applied as a reduction to retained earnings. Restricted Cash as of June 30, 2026 and December 31, 2025 were $143,042 and $244,936, respectively.

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

Note 13 - Recent Accounting Pronouncements

The Company adopted FASB issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective with the quarterly period ending March 31, 2026. We applied the guidance prospectively and elected the practical expedient, which allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets within the scope of Revenue from Contracts with Customers (Topic 606). The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The ASU clarifies the applicability of interim reporting guidance and identifies interim disclosure requirements within U.S. generally accepted accounting principles. For public business entities, the amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which makes technical corrections, clarifications and other minor improvements to various areas of the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim reporting periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2025-12 on its consolidated financial statements and related disclosures.

The Company evaluated all other ASU's issued by the FASB for consideration of their applicability. ASU's not included in the Company's disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company's consolidated financial statements

Note 14 - Segment Information

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

The following table presents selected financial information with respect to the Company's single operating segment for the six months ended June 30, 2026 and 2025:

	2026	2025

Revenues	$35,898,430	$31,544,203
Cost of Revenues	19,888,761	17,933,997
Gross Profit	16,009,669	13,610,206

Product Royalty Income	507,934	133,604

Operating Expenses
Salaries and wages	4,324,880	3,703,617
Professional fees	502,495	515,396
Advertising and marketing	2,490,029	2,044,264
Research and development	1,462,187	1,281,285
General and administrative	2,523,715	2,114,641
Other operating expenses	1,743,621	1,255,407
Operating Expenses	13,046,927	10,914,610

Income from Operations	3,470,676	2,829,200

Other Income	150,764	199,884
Provision for Income taxes	941,757	769,226

Net Income	$2,679,683	$2,259,858

Note 15 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Holdings, a company owned by a director, and a related individual who is a preferred shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $69,661 and $68,599 for the periods ended June 30, 2026 and 2025. The term of the royalty agreement is for the life of the intellectual property. As of June 30, 2026 and December 31, 2025, accrued royalties totaled $12,455 and $18,823.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company's founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company's exclusive research, development and marketing consultant. Monthly consulting fees amounting to $45,481 were payable effective January 1, 2024 until June 30, 2024, and increased to $47,072 effective July 1, 2024 to June 30, 2025 and increased to $48,437 effective July 1, 2025 until June 30, 2026. During the six-month periods ended June 30, 2026 and 2025, the Company recognized an aggregate of $290,625 and $282,434, respectively in consulting fees to Innovation.

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

Note 18 - Subsequent Events

The Company evaluated subsequent events through the date of issuance of the financial statements and concluded that no subsequent events occurred that required recognition or disclosure.

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

Use of Certain Defined Terms

  Except as otherwise indicated by the context, references in this report to:

  "Bike Care" refers to Bike Care Technologies sp. zo.o., a Polish Limited Liability Company established in May 2026 and registered with 8th Commercial Division of the National Court Register with registration number: 0001232558;

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

  "Poland" are to the Republic of Poland;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States;

  "Xceed Holdings" refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company's chairman, is a Trustee and Beneficiary; and

  "ZAR" refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 16.4325 for its June 30, 2026 balance sheet.

  "PLN" refers to the Polish Zloty, the legal currency of Poland. For all PLN amounts reported, the dollar amount has been calculated on the basis that $1 = PLN 3.7582 for its June 30, 2026 balance sheet.

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

The Company's research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market, we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with the Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmets comply with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmets comply with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 9.5, Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5 ADV 9.5, ADV 8.5 and ADV 7.5 have CCC approval for the market in China. Our Enduro 4.0 helmet, All-Mountain 4.0 helmet and Gravity 5.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776. The Moto 9.5 has been homologated to FRHPhe-02-2023 for us in FIM sanctioned off-road racing events. We are also working on getting some of our high-end MTB helmets tested at Virginia Polytechnic Institute and State University (V-Tech) in the United States, according to their rating system. In addition to our helmet portfolio, our goggles and sunglasses undergo certification and testing in accordance with applicable international eyewear standards. Within our goggle range, the Velocity 6.5, 5.5 and 4.5 goggles are certified to EN1938 and are impact-tested on the lenses according to MIL-DTL-43511D. The Velocity 6.5 SNX, 5.5 SNX and 4.5 SNX goggles are certified to EN13178 and are also impact-tested to MIL-DTL-43511D. Our MTB 5.0, 4.0 and 4.0 X-Flow goggles are tested to EN1938 and undergo MIL-DTL-43511D lens impact testing. The Vizion 3.5, 2.5 and 2.5s goggles are certified to EN1938, while our MTB 2.0 goggles are tested to EN1938. Within our sunglass range, the SpeedViz Pro and SpeedViz Lite models are tested to EN ISO 12312, ANSI Z87.1 and AS/NZS 1067.1. Our RideViz Pro, RideViz Lite, RideViz Pro S, RideViz Lite S, TheViz Andes, TheViz Sierra, TheViz Pyrenees and MadViz One sunglasses are tested to EN ISO 12312, ANSI Z80.3 and AS/NZS 1067.1.

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

  Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at June 30, 2026, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

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

  Acquisition of New Business- In May 2026 we acquired Bike Care to develop, market and sell premium bike care products globally. Bike Care, located in Pozenan, Poland was acquired from its original shareholders for a nominal amount. We did not generate revenues from this business in the three months ended June 30, 2026, and incurred $2,976 of expenses, during that period.  We plan to launch and ship GRITT, a new range of bike care products in the second half of 2026.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and six-month periods ended June 30, 2026 and 2025 included herein.

Comparison of Three-Month Periods Ended June 30, 2026 and 2025

The following table summarizes the results of our operations during the three-month periods ended June 30, 2026 and 2025 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three months Ended June 30,			Percentage
	2026	2025	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$16,390,944	$16,176,339	$214,605	1%
COST OF REVENUES	8,955,702	9,287,146	$(331,444)	(4%)
GROSS PROFIT	7,435,242	6,889,193	$546,049	8%
PRODUCT ROYALTY INCOME	135,115	48,306	$86,809	180%
OPERATING EXPENSES
Salaries and Wages	2,176,254	1,846,237	$330,017	18%
Commissions and Consulting	219,661	187,434	$32,227	17%
Professional Fees	212,003	155,345	$56,658	36%
Advertising and Marketing	1,428,833	1,152,207	$276,626	24%
Office Lease and Expenses	199,053	176,120	$22,933	13%
Research and Development Costs	664,839	616,795	$48,044	8%
Bad Debt Recovery	(80,543)	(31,155)	$(49,388)	(159%)
General and Administrative	1,313,482	1,101,992	$211,490	19%
Depreciation	284,244	332,606	$(48,362)	(15%)
Total Operating Expenses	6,417,826	5,537,581	$880,245	16%
INCOME FROM OPERATIONS	1,152,531	1,399,918	$(247,387)	(18%)
Other Income	76,268	117,737	$(41,469)	(35%)
INCOME BEFORE INCOME TAXES	1,228,799	1,517,655	$(288,856)	(19%)
Provision for Income taxes	319,810	378,921	$(59,111)	(16%)
NET INCOME	$908,989	$1,138,734	$(229,745)	(20%)

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and abroad. Revenues for the quarter ended June 30, 2026 were $16.39 million, a 1% increase, compared to $16.18 million for the quarter ended June 30, 2025. This increase in worldwide revenues is attributable to a $462,309 increase in body armor sales, and a $443,803 increase in helmet sales that were partially offset by a $530,016 decrease in other product, part and accessory sales and a $161,491 decrease in neck brace sales. Revenues generated from sales to our customers in the United States increased from $5.56 million to $6.15 million, for the three months ended June 30, 2026 and 2025, respectively. Revenues associated with international customers were $10.24 million and $10.62 million, or 62% and 66% of revenues for the quarters ended June 30, 2026 and 2025, respectively

Consumer demand for Leatt products continued to show strong momentum and consumer direct sales continued to increase strongly increasing by 68% or $0.96 million during the second quarter of 2026. Although international ordering patterns continued to show promising trends and reflect strong sell-through, shipments consisting primarily of MOTO apparel, boots and helmets that were scheduled for shipping during the second quarter of 2026 were delayed due to global supply chain constraints, resulting in a decrease in sales to our global distributors of 6% or $0.65 million during the second quarter of 2026. Shipping to our global distributors has resumed and we continue to fulfill global orders. Although, dealer direct revenues decreased marginally by 2% or $0.09 million for the second quarter of 2026 due to the timing of domestic inventory replenishment, our investments in selling capabilities and dealer outreach programs continue to grow our dealer base and pre-ordering patterns are encouraging.

The following table sets forth our revenues by product line for the quarter ended June 30, 2026 and 2025:

	Three months ended June 30,
	2026	% of Revenues	2025	% of Revenues
Neck braces	$541,810	3%	$703,301	5%
Body armor	8,749,179	53%	8,286,870	51%
Helmets	3,557,586	22%	3,113,783	19%
Other products, parts and accessories	3,542,369	22%	4,072,385	25%
	$16,390,944	100%	$16,176,339	100%

Sales of our flagship neck brace accounted for $0.54 million and $0.70 million, or 3% and 5% of our revenues for the quarters ended June 30, 2026 and 2025, respectively. The 23% decrease in neck brace revenues is primarily attributable to a 43% decrease in the volume of neck braces sold when compared to the second quarter of 2025.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $8.75 million and $8.29 million, or 53% and 51% of our revenues for the quarters ended June 30, 2026 and 2025, respectively. The 6% increase in body armor revenues was primarily the result of a 21% increase in revenues generated on the sale of our innovative MOTO and ADV boot range designed for offroad and adventure motorcycle riding.

Our helmet sales accounted for $3.56 million and $3.11 million or 22% and 19% of our revenues for the quarters ended June 30, 2026 and 2025, respectively. The 14% increase in helmet sales during the 2026 second quarter is primarily attributable to a 15% increase in revenues generated from the sale of offroad MOTO and ADV helmets sold during the second quarter of 2026 as global demand for these exceptional product categories continues to grow.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $3.54 million and $4.07 million, or 22% and 25% of our revenues for the quarters ended June 30, 2026 and 2025, respectively. The 13% decrease in revenues from the sale of other products, parts and accessories during the 2026 second quarter was primarily due to a 20%decrease in revenues generated on the sale of MTB, ADV and MOTO apparel, that was partially offset by a 16% increase in revenues generated from the sales of bicycle components when compared to the second quarter of 2025.

Cost of Revenues and Gross Profit - Cost of revenues for the quarters ended June 30, 2026 and 2025 were $8.96 million and $9.29 million, respectively. Gross Profit for the quarters ended June 30, 2026 and 2025 were $7.44 million and $6.89 million, respectively, or 45% and 43% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues accounted for 3% and 5% of our revenues for the quarters ended June 30, 2026 and 2025, respectively, the 2% increase in gross profit as a percentage of revenues for the three months ended June 30, 2026, was primarily due to improved margins achieved on domestic and international sales in line with increased demand for Leatt products. Additionally, shipping costs as a percentage of international distributor revenues improved as management continues to develop shipping and logistics efficiencies.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended June 30, 2026 and 2025 were $135,115 and $48,306, respectively. The 180% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2026 period.

Salaries and Wages - Salaries and wages for the quarters ended June 30, 2026 and 2025 were $2.18 million and $1.85 million, respectively. The 18% increase in salaries and wages was primarily due to the employment of sales, marketing and brand management professionals globally as the Company continues to build a multi-channel selling organization and global consumer facing brand.

Commissions and Consulting Expense - During the quarters ended June 30, 2026 and 2025, commissions and consulting expenses were $219,661 and $187,434, respectively. The 17% increase in commissions and consulting expenses is primarily the result of an increase in commissions paid to employees and MTB external sales representatives in the United States in line with the increase in domestic selling activity when compared to the second quarter of 2025. Additionally, consulting costs relating to the implementation of efficient sales and income tax processes increased when compared to the 2025 second quarter.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the quarters ended June 30, 2026 and 2025 were $212,003 and $155,345, respectively. The 36% increase in professional fees is primarily due to an increase in patent maintenance and litigation cost incurred as the Company continues to build a pipeline of innovative protective gear.

Advertising and Marketing - The Company places paid advertising in various motorsport and bicycle magazines and online, digital media and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended June 30, 2026 and 2025 were $1.43 million and $1.15 million, respectively. The 24% increase in advertising and marketing expenses relates primarily to costs associated with the production and implementation of global marketing campaigns that are designed to increase demand for the Companies growing, innovative product categories and reach a much wider rider audience globally.

Office Lease and Expenses - Office lease and expenses for the quarters ended June 30, 2026 and 2025 were $199,053 and $176,120, respectively. The 13% increase in office lease and expenses during the 2026 period is primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping during the 2026 period.

Research and Development Costs - These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with developing these products. Research and development costs for the quarter ended June 30, 2026, increased to $664,839, from $616,795, during the same 2025 quarter. The 8% increase in research and development costs during the 2026 second quarter is primarily as a result of an increase in expenditures on product certification, homologation and development incurred as the Company continues to refine and build a pipeline of exceptional products.

Bad Debt Recovery - Bad debt recovery for the quarters ended June 30, 2026 and 2025 were $80,543 and $31,155, respectively. The increase in bad debt recovery is the result of a decrease in amounts owing that were considered to be irrecoverable during the quarter ended June 30, 2026, when compared to the comparative 2025 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended June 30, 2026 and 2025 were $1.31 million and $1.10 million, respectively. The 19% increase in general and administrative expenses is primarily due to an increase in global travel expenditures incurred and increased product liability insurance premiums incurred in line with the increase in global sales during the 2026 period.

Depreciation Expense - Depreciation expense for the quarters ended June 30, 2026 and 2025 were $284,244 and $332,606, respectively. The 15% decrease in depreciation during the 2026 second quarter is primarily due to the accelerated depreciation of long-lived intangible web assets in connection with the impairment and resultant useful life adjustment of these assets during the first quarter of 2026.

Total Operating Expenses - Total operating expenses increased by $880,245, to $6.42 million, for the quarter ended June 30, 2026, or 16%, compared to $5.54 million in the 2025 period. This increase is primarily due to increases in salaries, advertising and marketing and general and administrative costs that were partially offset by a decrease in  bad debt expense and depreciation during the 2026 period.

Other Income - Other income for the quarters ended June 30, 2026 and 2025 were $76,268 and $117,737, respectively. The 35% decrease in other income is primarily due to a decrease in interest earned during the second quarter of 2026, when compared to the 2025 second quarter.

Income taxes - Income taxes for the quarters ended June 30, 2026 and 2025 were $319,810 and $378,921, respectively. The decrease in income taxes is primarily due to a decrease in the provision for income taxes in line with the decrease in net income when compared to the prior year period.

Net Income - The net income after income taxes for the quarter ended June 30, 2026 was $0.91 million, compared to a net income after income taxes of $1.14 million for the quarter ended June 30, 2025. This 20% decrease in net income is primarily due to the increase in total operating expenses that were partially offset by the increase in gross profit and product royalty income discussed above.

Comparison of Six-Month Periods Ended June 30, 2026 and 2025

The following table summarizes the results of our operations during the six-month periods ended June 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Six months Ended June 30,			Percentage
	2026	2025	Increase	Increase
Item			(Decrease)	(Decrease)

REVENUES	$35,898,430	$31,544,203	$4,354,227	14%
COST OF REVENUES	19,888,761	17,933,997	$1,954,764	11%
GROSS PROFIT	16,009,669	13,610,206	$2,399,463	18%
PRODUCT ROYALTY INCOME	507,934	133,604	$374,330	280%
OPERATING EXPENSES
Salaries and Wages	4,324,880	3,703,617	$621,263	17%
Commissions and Consulting	455,454	345,156	$110,298	32%
Professional Fees	502,495	515,396	$(12,901)	(3%)
Advertising and Marketing	2,490,029	2,044,264	$445,765	22%
Office Lease and Expenses	439,768	345,296	$94,472	27%
Research and Development Costs	1,462,187	1,281,285	$180,902	14%
Bad Debt Expense (Recovery)	49,539	(94,659)	$144,198	152%
General and Administrative	2,523,715	2,114,641	$409,074	19%
Depreciation	798,860	659,614	$139,246	21%
Total Operating Expenses	13,046,927	10,914,610	$2,132,317	20%
INCOME FROM OPERATIONS	3,470,676	2,829,200	$641,476	23%
Other Income	150,764	199,884	$(49,120)	(25%)
INCOME BEFORE INCOME TAXES	3,621,440	3,029,084	$592,356	20%
Provision for Income taxes	941,757	769,226	$172,531	22%
NET INCOME	$2,679,683	$2,259,858	$419,825	19%

Revenues - We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the six months ended June 30, 2026 were $35.90 million, a 14% increase, compared to $31.54 million for the six months ended June 30, 2025. This increase in worldwide revenue is attributable to a $2.18 million increase in body armor sales and a $2.43 million increase in helmet sales that were partially offset by a $0.15 million decrease in other products, parts and accessories sales and a $0.11 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States increased from $9.15 million to $10.85 million, for the six months ended June 30, 2026 and 2025, respectively. Revenues associated with international customers were $25.05 million and $22.39 million, or 70% and 71% of revenues, respectively, for the six months ended June 30, 2026 and 2025. Consumer direct sales increased by 61% and dealer direct sales increased by 11% for the first six months of 2026 as consumer demand for our products continued to build and domestic sales momentum at the dealer level continued to improve. Despite some short term supply chain constraints towards the end of the second quarter, sales to our global distributors increased by 10%, when compared to the first six months of 2025, as international ordering patterns continued to reflect strong sell-through and our distributors continued to invest in our growing product categories.

The following table sets forth our revenues by product line for the six months ended June 30, 2026 and 2025:

	Six months ended June 30,
	2026	% of Revenues	2025	% of Revenues
Neck braces	$1,270,858	4%	$1,381,596	4%
Body armor	17,339,848	48%	15,157,346	48%
Helmets	8,948,113	25%	6,514,316	21%
Other products, parts and accessories	8,339,611	23%	8,490,945	27%
	$35,898,430	100%	$31,544,203	100%

Sales of our flagship neck brace accounted for $1.27 million and $1.38 million, or 4% and 4% of our revenues for the six-month periods ended June 30, 2026 and 2025, respectively.  Although, the volume of neck braces sold globally increased by 10% when compared to the six month period ended June 30, 2025, the 8% decrease in neck brace revenues is due to the sales mix of neck braces sold during the period ended June 30, 2025.

Our body armor products are comprised of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $17.34 million and $15.16 million, or 48% and 48% of our revenues for the six-month periods ended June 30, 2026 and 2025, respectively. The 14% increase in body armor revenues was primarily the result of a 19% increase in the volume of footwear, comprising of offroad MOTO and ADV motorcycle boots and mountain biking shoes, sold during the 2026 period.

Our Helmets accounted for $8.95 million and $6.51 million, or 25% and 21% of our revenues for the six-month periods ended June 30, 2026 and 2025, respectively. The 37% increase in helmet sales during the 2026 period is primarily attributable to a 28% increase in the sales volume of helmets designed for mountain biking, offroad motorcycle and adventure motorcycle riding, when compared to the first six months of 2025.

Our other products, parts and accessories are comprised of goggles, hydration bags and apparel items including jerseys, pants, shorts, jackets, bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $8.34 million and $8.49 million, or 23% and 27% of our revenues for the six-month periods ended June 30, 2026 and 2025, respectively. The 2% decrease in revenues from the sale of other products, parts and accessories is primarily due to a 7% decrease in the global sales volume of MOTO apparel during the six month period ending June 30, 2026 due to short term international supply chain constraints during second quarter. Global ordering patterns and demand for our apparel remain  strong and shipments have resumed.

Cost of Revenues and Gross Profit - Cost of revenues for the six-month periods ended June 30, 2026 and 2025 were $19.89 million and $17.93 million, respectively. Gross Profit for the six-month periods ended June 30, 2026 and 2025 were $16.01 million and $13.61 million, respectively, or 45% and 43% of revenues respectively. Our neck brace products continue to generate a higher gross margin than our other product categories. Although neck brace revenues accounted for 4% and 4% of our revenues for the six-month periods ended June 30, 2026 and 2025, respectively, the 2% increase in gross profit as a percentage of revenues for the six months ended June 30, 2026, was primarily due to an improvement in shipping costs as a percentage of domestic and international distributor revenues as management continues to improve global shipping and logistics efficiencies despite geo-political headwinds.

Product Royalty Income - Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the six-month periods ended June 30, 2026 and 2025 were $507,934 and $133,604, respectively. The 280% increase in product royalty income is due to an increase in the sale of licensed products by licensees during the 2026 period.

Salaries and Wages - Salaries and wages for the six-month periods ended June 30, 2026 and 2025 were $4.32 million and $3.70 million, respectively. The 17% increase in salaries and wages during the 2026 period was primarily due to the employment of sales, marketing and brand management professionals globally as we continue to build a diversified multi-channel selling organization and global consumer facing brand.

Commissions and Consulting Expense - During the six-month periods ended June 30, 2026 and 2025, commissions and consulting expenses were $455,454 and $345,156. This 32% increase in commissions and consulting expenses during the 2026 period is primarily due to an increase in commissions paid to sales professionals in the United States in line with the increase in domestic sales when compared to the first six months of 2025. Additionally, consulting expenses relating to sales and income tax processes increased during the six month period ending June, 30 2026.

Professional Fees - Professional fees consist of costs incurred for audit, tax and regulatory filings, as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the six-month periods ended June 30, 2026 and 2025 were $502,495 and $515,396, respectively. This 3% decrease in professional fees is primarily due to a decrease in corporate legal fees that were partially offset by an increase in patent maintenance and litigation costs incurred during the 2026 period.

Advertising and Marketing - The Company places paid advertising in various motorsport magazines and online, digital media, and sponsors a number of events, teams and individuals to increase product and brand visibility. Advertising and marketing expenses for the six-month periods ended June 30, 2026 and 2025 were $2.49 million and $2.04 million, respectively. The 22% increase in advertising and marketing expenses is the result of costs associated with the production and implementation of targeted and coordinated global marketing campaigns that are designed to increase consumer demand for the Companies growing product categories and brand.

Office Lease and Expenses - Office lease and expenses for the six-month periods ended June 30, 2026 and 2025 were $439,768 and $345,296, respectively. The 27% increase in office lease and expenses during the 2026 period was primarily due to the inclusion of consolidation warehousing costs incurred to facilitate consolidated global shipping during the 2026 period.

Research and Development Costs - These costs for the six-month periods ended June 30, 2026, increased to $1.46 million, from $1.28 million, during the same 2025 period. The 14% increase in research and development costs during the 2026 period is primarily due to increased product homologation, certification and development costs incurred as the Company continues to refine and grow its product categories and build a pipeline of innovative products.

Bad Debt Expense (Recovery) - Bad debt expense (recovery) for the six-month periods ended June 30, 2026 and 2025 were $49,539 and ($94,659), respectively. This decrease in bad debt expense  during the 2026 period is primarily the result of a decrease in amounts owing that were considered to be irrecoverable during the six-month period ended June 30, 2026, when compared to the comparative 2025 period.

General and Administrative Expenses - General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the six-month periods ended June 30, 2026 and 2025 were $2.52 million and $2.11 million, respectively. The 19% increase in general and administrative expenses during the 2026 period is primarily due to an increase in global travel expenditure associated with product development, sales and branding activities when compared to the period ending June 30, 2025. Additionally, product liability insurance premiums increased in line with increased global revenues.

Depreciation Expense - Depreciation Expense for the six-month periods ended June 30, 2026 and 2025 were $798,860 and $659,614, respectively. This 21% increase in depreciation during the 2026 period is primarily due to the accelerated depreciation of long-lived intangible web assets in connection with the impairment and resultant useful life adjustment of these assets.

Total Operating Expenses - Total operating expenses increased by $2.13 million to $13.05 million for the six-month period ended June 30, 2026, or 20%, compared to $10.91 million for the six-month period ended June 30, 2025. This increase in total operating expenses is primarily due to increases in salaries, general and administrative costs that were partially offset by decreases in advertising and marketing costs and a decrease in bad debt expense during the 2026 period.

Other Income - Other income for the six-month periods ended June 30, 2026 and 2025 were $150,764 and $199,884, respectively. The 25% decrease in other income is primarily due to due to a decrease in interest earned during the 2026 period, when compared to the period ended June 30, 2025.

Income taxes - Income taxes for the six-month periods ended June 30, 2026 and 2025 were $941,757 and $769,226, respectively. The increase in income taxes is primarily due to an increase in the provision for income taxes in line with the increase in net income when compared to the prior year period.

Net Income - Net income after taxes for the six-month period ended June 30, 2026 was $2.68 million, compared to net income after taxes of $2.26 million for the six-month period ended June 30, 2025. This increase in net income during the 2026 period is primarily due to the increase in revenues and margins discussed above.

Liquidity and Capital Resources

At June 30, 2026, we had cash, cash equivalents and restricted cash of $19.53 million. The following table sets forth a summary of our cash flows for the periods indicated:

	June 30,
	2026	2025
Net cash provided by operating activities	$7,438,967	$4,114,440
Net cash used in investing activities	$(489,662)	$(329,761)
Net cash used in financing activities	$(679,288)	$(566,604)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$24,863	$140,013
Net increase in cash, cash equivalents and restricted cash	$6,294,880	$3,358,088
Cash, cash equivalents and restricted cash at the beginning of period	$13,233,047	$12,368,100
Cash, cash equivalents and restricted cash at the end of period	$19,527,927	$15,726,188

Cash, cash equivalents and restricted cash increased by $6,294,880 or 48%, for the six months ended June 30, 2026, when compared to $13,233,047 of cash, cash equivalents and restricted cash on hand at December 31, 2025. The primary sources of cash for the six months ended June 30, 2026 were a decrease in inventory of $6,886,587, net income of $2,679,683 and a decrease in accounts receivable of $811,561. The primary uses of cash for the six months ended June 30, 2026 were a decrease in accounts payable and accrued expenses of $2,670,848, an increase in prepaid expenses and other current assets of $1,429,745, the repayment of a short term loan amounting to $575,591 and capital expenditure of $490,405.

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

Obligations under Material Contracts

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, our founder, chairman and head of research and development, we pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis based on sales of the previous quarter. During the six months ended June 30, 2026 and 2025, the Company paid an aggregate of $55,729 and $54,879, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J. P. De Villiers, our former director, the Company is obligated to pay a royalty fee of 1% of all our billed and received neck brace sales revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the six months ended June 30, 2026 and 2025, the Company paid an aggregate of $13,932 and $13,720, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company's exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company's primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. The monthly fee payable by the Company to Innovation was $48,437, and effective July 1, 2026, increased to $50,714. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year's annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor's bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months' prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. During the six-month periods ended June 30, 2026 and 2025, the Company recognized an aggregate of $290,625 and $282,434, respectively, in consulting fees to Innovation.

In addition to the Consulting Agreement, the Company simultaneously entered into a side letter agreement, dated November 8, 2021, with Dr. Leatt, pursuant to which Dr. Leatt agreed, among other things: (1) not to perform services similar to the services provided under the agreement for any current or future, direct or indirect competitor of the Company or any similar company; (2) not to solicit any current or future employees of the Company for employment with Innovation or any other entity with which he may become affiliated, or to contact or solicit any current or future stockholder or investor of the Company in connection with any matter that is not directly related to the ongoing or future business operations of the Company; and (3) that he will apprise the Company of any business opportunity that he becomes aware of that could benefit the Company so that the Company, can in its sole discretion, make a determination regarding whether to pursue such opportunity in the best interest of the Company and its stockholders. Dr. Leatt further agreed to continue dedicating a majority of his time on matters related to performance of his duties as a director of the Company and to the fulfillment of his obligations to the Company's research and development efforts under the consulting agreement, and the Company will have the right to adjust the amount of the fees payable under the consulting agreement to the extent of any substantial diminution in his fulfillment of such duties and obligations. The foregoing agreements replaced prior agreements in force from June 2018 to November 2021, among the Company, Dr. Leatt and Innovate Services Limited, a Seychelles company, beneficially owned by Dr. Leatt, that wound up operations. The foregoing description of the Consulting Agreement and Side Letter Agreement is qualified in its entirety by reference to the Consulting Agreement and the Side Letter Agreement, copies of which are filed as Exhibits 10.1 and 10.2, respectively, to our Annual Report on Form 10-K filed with the SEC on March 10, 2022, and are incorporated by reference in this report.

The Company is the holder of a $1,500,000 revolving line of credit initially available through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended. Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Effective February 12. 2026, the Company signed an Amended and Restated Loan Agreement to extend the revolving line of credit to March 1, 2027, the agreement adjusted the interest rate to the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread SOFR adjustment or the index floor, plus 2.7 percentage points. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two Eleven Distribution, LLC. As of June 30, 2026 and 2025, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000, available for advances.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis procedures. We continuously monitor credit reports, collections, communication and payments from customers and maintain an allowance for credit losses based upon the expected credit losses determined utilizing historical experience and any specific customer collection issues that have been identified. In determining the amount of the allowance, we are required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after we have used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within our expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and we cannot guarantee that we will continue to experience the same credit loss rates that we have had in the past. A significant change in the liquidity or financial position of any of our significant customers could have a material adverse effect on the collectability of our accounts receivable and our future operating results. The allowance of short-term credit losses at June 30, 2026 and December 31, 2025 was $249,782 and $328,292, respectively.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at June 30, 2026 and December 31, 2025 was $597,835 and $548,428, respectively.

Impairment of Long-Lived Assets - The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews, the Company recognized an impairment charge of $0 and $234,224 to intangible capitalized website costs as at June 30, 2026 and December 31, 2025, respectively.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of June 30, 2026, the Company's management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer determined that the Company's disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None

Issuer Repurchase of Equity Securities

The following table sets forth information with respect to our repurchases of shares of common stock for each month during the quarter ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs.
4/1/2026 - 4/30/2026	717	$9.19	--	--
5/1/2026 - 5/31/2026	988	$11.88	988	$407,668
6/1/2026 - 6/30/2026	1,188	$12.31	1,188	$393,042

On May 11, 2026, the board of directors ratified and approved a share purchase plan (the "May 2026 Share Repurchase Plan"). The board of directors authorized the repurchase of the Company's shares of common stock pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The May 2026 Share Repurchase Plan provides for an aggregate purchase of outstanding common stock in an aggregate dollar amount of up to $419,410 from May 18, 2026 through December 31, 2026.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The May 2026 Share Repurchase Plan does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan are funded using the Company's cash on hand and cash flow from operations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Except as set forth below, we have no information to disclose that was required to be in a report on Form 8-K during the period covered by this report, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

During the quarter ended June 30, 2026, no director or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document

101.SCH***	Inline XBRL Taxonomy Extension Schema Document

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	Filed with this Form 10-Q for Leatt Corporation. Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2026	LEATT CORPORATION
By: /s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)