Form 10-Q
period 2026-09-30
Leatt Corp
filed 2026-11-12
CIK 1456189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _____________

Commission File No. 000-54693

LEATT CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	20-2819367
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Kiepersol Drive, Atlas Gardens, Contermanskloof Road, Durbanville, Western Cape, South Africa	7550
(Address of principal executive offices)	(Zip Code)

+(27) 21-557-7257
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant toSection 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
-	-	-

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 10, 2026, is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	6,215,498

Quarterly Report on Form 10-Q
Nine Months Ended September 30, 2026

i

PART I
FINANCIAL INFORMATION

LEATT CORPORATION

 CONSOLIDATED BALANCE SHEETS

	September 30, 2026	December 31, 2025
	Unaudited	Audited
ASSETS
Current Assets
Cash and cash equivalents	$15,434,899	$12,988,111
Restricted cash	63,375	244,936
Accounts receivable, net	13,627,880	7,904,885
Inventory, net	19,297,738	20,897,693
Payments in advance	876,748	1,197,284
Income tax receivable	433,821	734,193
Prepaid expenses and other current assets	4,852,799	3,634,255
Total current assets	54,587,260	47,601,357

Property and equipment, net	3,836,490	3,660,704
Operating lease right-of-use assets, net	108,456	342,413
Deferred tax asset, net	396,294	396,294

Other Assets
Deposits	45,548	45,189

Total Assets	$58,974,048	$52,045,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued expenses	$11,414,570	$8,595,892
Refund liability	65,164	65,140
Notes payable, current	-	1,804
Operating lease liabilities, current	108,456	309,019
Other current liabilities	54,659	8,370
Short term loan, net of finance charges	6,108	800,000
Total current liabilities	11,648,957	9,780,225

Operating lease liabilities, net of current portion	-	33,394
Total liabilities	11,648,957	9,813,619

Commitments and contingencies

Preferred stock, $.001 par value, 1,120,000 shares authorized, 120,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	3,000	3,000
Common stock, $.001 par value, 28,000,000 shares authorized, 6,219,239 shares issued and 6,217,417 outstanding as of September 30, 2026 and 6,255,989 shares issued and 6,234,689 outstanding as of December 31, 2025	130,517	130,534
Accumulated other comprehensive loss	(1,070,125)	(983,640)
Retained earnings	36,742,688	31,859,103
Additional paid - in capital	11,540,169	11,478,399
Treasury stock, at cost, 1,822 and 21,300 shares of common stock, as of September 30, 2026 and December 31, 2025, respectively	(21,158)	(255,058)
Total stockholders’ equity	47,325,091	42,232,338

Total Liabilities and Stockholders’ Equity	$58,974,048	$52,045,957

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2026	2025	2026	2025
	Unaudited	Unaudited	Unaudited	Unaudited

Revenues	$20,458,825	$14,343,992	$56,357,255	$45,888,195

Cost of Revenues	11,136,778	8,027,864	31,025,539	25,961,861

Gross Profit	9,322,047	6,316,128	25,331,716	19,926,334

Product Royalty Income	204,397	51,300	712,331	184,904

Operating Expenses
Salaries and wages	2,146,365	1,890,062	6,471,245	5,593,679
Commissions and consulting expenses	208,700	205,300	664,154	550,456
Professional fees	217,579	143,857	720,074	659,253
Advertising and marketing	1,452,666	1,157,331	3,942,695	3,201,595
Office lease and expenses	258,550	244,197	698,318	589,493
Research and development costs	742,050	688,223	2,204,237	1,969,508
Bad debt expense (recovery)	39,301	35,284	88,840	(59,375)
General and administrative expenses	1,227,059	1,029,429	3,750,774	3,144,070
Depreciation	290,319	343,565	1,089,179	1,003,179
Total operating expenses	6,582,589	5,737,248	19,629,516	16,651,858

Income from Operations	2,943,855	630,180	6,414,531	3,459,380

Other Income
Interest and other income, net	83,907	100,756	234,671	300,640
Total other income	83,907	100,756	234,671	300,640

Income Before Provision for Income Taxes	3,027,762	730,936	6,649,202	3,760,020

Provision for Income taxes	823,860	191,680	1,765,617	960,906

Net Income Available to Common Shareholders	$2,203,902	$539,256	$4,883,585	$2,799,114

Net Income per Common Share
Basic	$0.35	$0.09	$0.78	$0.45
Diluted	$0.34	$0.08	$0.76	$0.43

Weighted Average Number of Common Shares Outstanding
Basic	6,222,104	6,212,483	6,229,291	6,216,379
Diluted	6,457,437	6,483,852	6,464,594	6,487,748

Comprehensive Income
Net Income	$2,203,902	$539,256	$4,883,585	$2,799,114
Other comprehensive income, net of $0 and $0 deferred income taxes in 2026 and 2025
Foreign currency translation	(132,572)	111,526	(86,485)	314,002

Total Comprehensive Income	$2,071,330	$650,782	$4,797,100	$3,113,116

The accompanying notes are an integral part of these consolidated financial statements.

LEATT CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three, Six and Nine Months Ended September 30, 2026

								Accumulated
	Preferred Stock A		Common Stock		Additional	Treasury Stock		Other
	Number of		Number of		Paid - In	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2026	120,000	$3,000	6,234,689	$130,534	$11,478,399	21,300	$(255,058)	$(983,640)	$31,859,103	$42,232,338
Restricted stock awards	-	-	6,591	7	184,279	-	-	-	-	184,286
Purchase of treasury stock under share repurchase plan	-	-	(7,507)	(8)	8	7,507	(68,940)	-	-	(68,940)
Cancellation of treasury stock	-	-	-	-	(289,196)	(25,019)	289,196	-	-	-
Net income	-	-	-	-	-	-	-	-	1,770,694	1,770,694
Foreign currency translation adjustment	-	-	-	-	-	-	-	(114,032)	-	(114,032)
Balance, March 31, 2026	120,000	$3,000	6,233,773	$130,533	$11,373,490	3,788	$(34,802)	$(1,097,672)	$33,629,797	$44,004,346
Restricted stock awards	-	-	-	-	140,237	-	-	-	-	140,237
Purchase of treasury stock under share repurchase plan	-	-	(2,893)	(3)	3	2,893	(32,953)	-	-	(32,953)
Cancellation of treasury stock	-	-	-	-	(41,387)	(4,505)	41,387	-	-	-
Cancellation of common stock	-	-	(3,500)	(3)	3	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	908,989	908,989
Foreign currency translation adjustment	-	-	-	-	-	-	-	160,119	-	160,119
Balance, June 30, 2026	120,000	$3,000	6,227,380	$130,527	$11,472,346	2,176	$(26,368)	$(937,553)	$34,538,786	$45,180,738
Restricted stock awards	-	-	-	-	152,685	-	-	-	-	152,685
Purchase of treasury stock under share repurchase plan	-	-	(6,463)	(6)	6	6,463	(79,662)	-	-	(79,662)
Cancellation of treasury stock	-	-	-	-	(84,872)	(6,817)	84,872	-	-	-
Cancellation of common stock	-	-	(3,500)	(4)	4	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	2,203,902	2,203,902
Foreign currency translation adjustment	-	-	-	-	-	-	-	(132,572)	-	(132,572)
Balance, September 30, 2026	120,000	$3,000	6,217,417	$130,517	$11,540,169	1,822	$(21,158)	$(1,070,125)	$36,742,688	$47,325,091

The accompanying notes are an integral part of these consolidated financial statements.

 LEATT CORPORATION

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three, Six and Nine Months Ended September 30, 2025

								Accumulated
	Preferred Stock A		Common Stock		Additional	Treasury Stock		Other
	Number of		Number of		Paid - In	Number of		Comprehensive	Retained	Total
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Equity

Balance, January 1, 2025	120,000	$3,000	6,217,550	$130,555	$10,988,316	-	$-	$(1,452,335)	$28,595,181	$38,264,717
Restricted stock awards	-	-	-	-	120,837	-	-	-	-	120,837
Net income	-	-	-	-	-	-	-	-	1,121,124	1,121,124
Foreign currency translation adjustment	-	-	-	-	-	-	-	66,380	-	66,380
Balance, March 31, 2025	120,000	$3,000	6,217,550	$130,555	$11,109,153	-	$-	$(1,385,955)	$29,716,305	$39,573,058
Restricted stock awards	-	-	-	-	122,180	-	-	-	-	122,180
Net income	-	-	-	-	-	-	-	-	1,138,734	1,138,734
Foreign currency translation adjustment	-	-	-	-	-	-	-	136,096	-	136,096
Balance, June 30, 2025	120,000	$3,000	6,217,550	$130,555	$11,231,333	-	$-	$(1,249,859)	$30,855,039	$40,970,068
Restricted stock awards	-	-	-	-	123,522	-	-	-	-	123,522
Purchase of treasury stock under share repurchase plan	-	-	(10,658)	(11)	11	10,658	(136,686)	-	-	(136,686)
Net income	-	-	-	-	-			-	539,256	539,256
Foreign currency translation adjustment	-	-	-	-	-			111,526	-	111,526
Balance, September 30, 2025	120,000	$3,000	6,206,892	$130,544	$11,354,866	10,658	$(136,686)	$(1,138,333)	$31,394,295	$41,607,686

The accompanying notes are an integral part of these consolidated financial statements.

 LEATT CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	2026	2025

Cash flows from operating activities
Net income	$4,883,585	$2,799,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,089,179	1,003,179
Stock-based compensation	477,208	366,539
Bad debt expense (recovery)	88,840	(69,424)
Inventory reserve	346,573	93,856
Gain on sale of property and equipment	(388)	(18,916)
Increase in refund liability	24	-
(Increase) decrease in:
Accounts receivable	(5,811,835)	(4,313,446)
Inventory	1,253,382	611,529
Payments in advance	320,536	(130,723)
Prepaid expenses and other current assets	(1,218,544)	(944,530)
Income tax receivable	300,372	31,330
Long-term accounts receivable	-	56,391
Deposits	(359)	(7,319)
Increase (decrease) in:
Accounts payable and accrued expenses	2,818,679	1,010,354
Income tax payable	-	958,993
Other current liabilities	46,289	-
Net cash provided by operating activities	4,593,541	1,446,927

Cash flows from investing activities
Capital expenditures	(1,243,151)	(771,864)
Proceeds from sale of property and equipment	743	19,916
Net cash used in investing activities	(1,242,408)	(751,948)

Cash flows from financing activities
Repayment of notes payable to bank	(1,804)	(23,379)
Repayments of short-term loan, net	(793,892)	(728,058)
Purchase of treasury stock under share repurchase plan	(181,555)	(136,686)
Net cash used in financing activities	(977,251)	(888,123)

Effect of exchange rates on cash, cash equivalents and restricted cash	(108,655)	216,507

Net increase in cash, cash equivalents and restricted cash	2,265,227	23,363

Cash, cash equivalents and restricted cash - beginning of period	13,233,047	12,368,100

Cash, cash equivalents and restricted cash - end of period	$15,498,274	$12,391,463

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	15,434,899	12,278,149
Restricted cash	63,375	113,314
Total cash, cash equivalents and restricted cash	$15,498,274	$12,391,463

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$46,120	$39,160

Other noncash investing and financing activities
Cancellation of treasury shares	$415,455	$-

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Basis of presentation

The consolidated balance sheet as of December 31, 2025, was audited and appears in the Form 10-K filed by the Company with the Securities and Exchange Commission on March 24, 2026. The consolidated balance sheet as of September 30, 2026 and the consolidated statements of operations and comprehensive income for the nine and three months ended September 30, 2026 and 2025, changes in stockholders’ equity as of and for the three, six and nine months ended September 30, 2026 and 2025, cash flows for the nine months ended September 30, 2026 and 2025, and the related information contained in these notes have been prepared by management without audit. In the opinion of management, all adjustments (which include only normal recurring items) necessary to present fairly the financial position, results of operations and cash flows in conformity with generally accepted accounting principles as of September 30, 2026, and for all periods presented have been made. Interim operating results are not necessarily indicative of operating results for a full year. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. While management of the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these condensed consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2025, as filed with the Securities and Exchange Commission in the Company’s Form 10-K.

Note 2 – Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, the Company must make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, the Company utilizes historical experience as well as current market information. The reserve for obsolescence was $857,150 at September 30, 2026 and $510,576 at December 31, 2025.

Note 3 - Operating Leases - Right-of-Use Assets and Lease Liability Obligations

The Company has three non-cancelable operating leases, for office and warehousing space, that expires in January 2027 and February 2027, respectively. Rent expense for these operating leases is recognized over the term of the lease on a straight-line basis.

Below is a summary of the Company’s Operating Right-of-Use Assets and Operating Lease Liabilities as of September 30, 2026 and December 31,2025:

	2026	2025
Assets
Operating lease ROU assets	$108,456	$342,413

Liabilities
Operating lease liabilities, current	$108,456	$309,019
Operating lease liabilities, net of current portion	-	33,394
Total operating lease liabilities	$108,456	$342,413

During the nine months ended September 30, 2026 and 2025, the Company recognized operating lease expenses amounting to $234,741 and $219,226, respectively, which are included in office lease and expenses in the Company’s consolidated statements of operations and comprehensive income. Generally, the Company’s lease agreements do not specify an implicit rate. Therefore, the Company estimates the incremental borrowing rate, which is defined as the interest rate the Company would pay to borrow on a collateralized basis, considering such factors as length of lease term and the risks of the economic environment in which the leased asset operates.

As of September 30, 2026 and December 31, 2025 the following disclosures for the remaining lease terms and incremental borrowing rates were applicable:

Supplemental disclosure	September 30, 2026	December 31, 2025
Weighted average remaining lease term	0.16 years	1.00 years
Weighted average discount rate	3.80%	3.80%

Maturities of lease liabilities as of September 30, 2026 were as follows:

Year ending December 31,	Amounts under Operating Leases
Remaining of 2026	$89,609
2027	34,277
Total minimum lease payments	$123,886
Less: amount representing interest	$(15,430)
Total operating lease liabilities	$108,456

Supplemental cash flow information for the nine months ended September 30, 2026 and December 31, 2025 are as follows:

	Nine months ended September 30, 2026	Year ended December 31, 2025
Cash paid for operating leases	$261,651	$323,611
Right-of-use assets obtained in exchange for lease obligations	$-	$82,317

Note 4 – Prepaid expenses and other current assets

Prepaid expenses and other current assets consist primarily of upfront deposit payments made to contract manufacturers for the manufacturing of the Company’s products. Prepaid expenses and other current assets of $4,852,799 and $3,634,255 as of September 30, 2026 and December 31, 2025, respectively, are recorded in current assets on the consolidated balance sheets.

Note 5 – Revolving line of Credit facility

The Company has a $1,500,000 revolving credit facility with a bank, expiring March 1, 2027. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two-Eleven Distribution, LLC. The interest rate charged transitioned from the Bloomberg Short-Term Bank Yield Index rate to the Secured Overnight Financing Rate (“SOFR”) Daily Floating rate plus spread adjustments, as defined. The Company entered into a restated and amended loan agreement effective February 12, 2026, for the revolving line of credit, the restated loan agreement extended the facility with the bank to March 1, 2027, and adjusted the interest rate to the greater of the SOFR Daily Floating rate plus spread adjustment, as defined, or a floor, as defined, plus 2.7%. As of September 30, 2026, and December 31, 2025, there were no advances under the line of credit.

Note 6 - Short-term Loans

The Company carries product liability insurance policies with a U.S. and South African-based insurance carrier. The Company finances payment of both of its product liability insurance premiums over the period of coverage, which is generally twelve months. The U.S. short-term loan is payable through a cash down payment of $363,945 and in monthly installments of $103,820 over ten months including interest at 8.250%. This loan was paid in full on August 3, 2026. The South African short-term loan is payable in monthly installments of $6,069 over a ten-month period at a flat interest rate of 3.80%. As of September 30, 2026 and December 31, 2025, $6,108 and $800,000, was outstanding respectively.

Note 7 - Notes payable

Two Eleven entered into a Note Payable with a bank effective December 1, 2022 in the principal amount of $58,075, secured by equipment. The Note is payable in 36 consecutive monthly installments of $1,816, including interest at a fixed rate of 7.8581%, commencing February 5, 2023, and continuing to January 5, 2026. As of September 30, 2026 and December 31, 2025, $0 and $1,804 was outstanding, respectively. The note was paid in full on January 5, 2026.

	September 30, 2026	December 31, 2025
Liabilities
Note payable, current	$-	$1,804
Note payable, net of current portion	$-	$-
	$-	$1,804

Note 8 - Revenue and Cost Recognition

The Company’s products are sold worldwide to a global network of distributors and dealers, and directly to consumers where consumers choose to purchase directly via the Company’s e-commerce website (collectively the “customers”).

Revenues from product sales are recognized when earned, net of applicable provisions for discounts, consumer direct returns, marketing incentives and allowances in the event of product defect where no exchange of product is possible. Revenues are recognized when performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Product royalty income, representing approximately 1% of total revenues, is recorded as the underlying product sale occurs, in accordance with the related licensing arrangements.

The Company’s standard distributor payment terms range from pre-payment in full to 60 days after shipment and subsequent sales of product by distributors have no effect on the amount and timing of payments due to the Company, however, in limited instances qualified distributors and dealers may be granted extended payment terms during selected order periods. In performing such evaluations, the Company utilizes historical experience, sales performance, and credit risk assessments. Furthermore, products purchased by distributors may not be returned to the Company in the event that any such distributor relationship is terminated.

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the consumer where the consumer chooses to purchase directly from the Company’s ecommerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers which has been sold through digital channels. The Company’s standard terms and conditions of sale for non-consumer direct or web-based sales do not allow for product returns other than under warranty or exchange arrangements.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from the Company’s consolidation warehouse or the third-party manufacturer to the Company’s international distributors. Revenue and related cost of revenue are recognized at the time of shipment from the manufacturer’s port when the shipping terms are Free On Board (“FOB”) shipping point, Cost and Freight (“CFR”) or Carriage and Insurance to named place (“CIP”) as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned for exchange. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company, through its wholly-owned subsidiary, serves as the international distributor of GRiTT by LEATT® products. For sales in Poland, revenue and the related cost of revenue are recognized when control of the products transfers to the third-party distributor, which is determined by the Incoterms agreed for each sale. Where products are sold Ex Works (“EXW”), revenue is recognized when the products are made available for collection at the Company’s warehouse. Where products are sold Free on Board (“FOB”) named port of shipment, revenue is recognized when the products are loaded on board the vessel. Where products are sold Carriage and Insurance Paid To (“CIP”) named place of destination, revenue is recognized when the products are handed over to the first carrier. Where products are sold Delivered at Place (“DAP”), revenue is recognized only when the products arrive at the named place of destination and are made available to the distributor for unloading, as evidenced by proof of delivery. The Company’s standard terms and conditions of sale applicable to non-consumer direct sales generally do not permit product returns, other than under warranty or exchange arrangements.

In the following table, revenue is disaggregated by the source of revenue:

	Nine months ended September 30,
	2026	% of Revenues	2025	% of Revenues
Consumer and athlete direct revenues	$5,238,752	9%	$3,533,819	8%
Dealer direct revenues	13,090,691	23%	11,367,360	25%
International distributor revenues	38,027,812	68%	30,987,016	67%
	$56,357,255	100%	$45,888,195	100%

The Company reviews the reserves for customer returns at each reporting period and adjusts them to reflect data available at that time. To estimate reserves for returns, the Company estimates the expected returns and claims based on historical rates as well as events and circumstances that indicate changes to historical rates of product returns and claims. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Web-based direct sales permit products to be returned or exchanged within 30 days of the purchase date. Refund liabilities are presented within current liabilities in the consolidated balance sheet.

Accounts receivable consists of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company’s expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company’s significant customers could have a material adverse effect on the collectability of the Company’s accounts receivable and the future operating results. The allowance for short-term credit losses at September 30, 2026 was $301,024 and at December 31, 2025 was $205,827.

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

Note 9 – Impairment of Long-Lived Assets

The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews the Company recognized an impairment charge of $0 and $234,224 to intangible capitalized website costs as at September 30, 2026 and December 31, 2025, respectively.

Note 10 - Income Taxes

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2026, the Company has no unrecognized tax benefits.

Note 11 - Net Income Per Share of Common Stock

Basic net income per common share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common stock shares and dilutive potential common shares outstanding during the period. For the nine months ended September 30, 2026, the Company had 259,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 139,000 shares outstanding that were potentially dilutive if exercised. For the nine months ended September 30, 2025, the Company had 311,000 potential common shares consisting of 120,000 preferred shares, and options to purchase 191,000 shares outstanding that were potentially dilutive if exercised.

Note 12 - Common Stock

Stock-based compensation expense related to vested restricted stock awards during the periods ended September 30, 2026 and 2025 was $477,208 and $366,539 respectively. As of September 30, 2026 and December 31, 2025, there was $1,089,855, and $1,471,530 respectively of unrecognized compensation cost related to unvested restricted stock.

During May and September 2026, the Company cancelled 3,500 unvested restricted stock awards in each period, which were forfeited upon the resignation of an employee and a service provider, respectively.

Restricted Stock shall vest and become nonforfeitable in accordance with the vesting schedule contained in the Notice of Restricted Stock Grant, except that 100% of grantee’s nonvested shares shall become fully vested upon a change of controls defined in the Notice of Restricted Stock Grant. If grantee’s service with the Company ceases for any reason other than grantee’s (a) death, (b) disability, (c) retirement, or (d) termination by the Company without cause, any nonvested shares shall be automatically forfeited to the Company.

Share Purchase Plan

On August 12, 2025, the Company announced that the Company’s board of directors formally ratified and approved a share purchase plan (the “Plan”). The board of directors authorized the repurchase of the Company’s common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Plan provided for an aggregate purchase of currently outstanding common stock up to $750,000 commencing August 19, 2025 through December 31, 2025. On December 15, 2025, the Company’s board of directors approved the extension of the Plan through March 31, 2026.

On May 11, 2026, the board of directors ratified and approved a second share purchase plan (the “Second Plan”). The board of directors authorized the repurchase of the Company’s common stock with a par value of $0.001 per share pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The Second Plan provides for an aggregate purchase of currently outstanding common stock up to $419,410, which was the remaining balance of the Plan, commencing May 18, 2026, through December 31, 2026.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The Plan does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan are funded using the Company’s cash on hand and cash flow from operations. As of the effective date, the Company deposited $260,000 with a broker to be held in the Company’s name in trust for the purpose of repurchasing the related shares (the “Funded Account”). During the year ended December 31, 2025, the Company replenished the account with $260,000. Upon the expiration of the Plan, the remaining funds were retained by the Company’s brokers and are being utilized to facilitate share repurchases under the Second Plan. The Company expects to make additional contributions to the account as necessary to fund future repurchases.

During the periods ending September 30, 2026 and December 31, 2025, 16,863 and 21,300 shares, were repurchased for $181,555 and $255,058, respectively. During the period, 36,341 treasury shares with an aggregate cost of $415,455 were cancelled and retired. All repurchased shares were retired at the end of the Plan period and reflected as a reduction of common stock for the par value of the shares, with the excess allocated to additional paid in capital. Restricted Cash as of September 30, 2026 and December 31, 2025 were $63,375 and $244,936, respectively.

Note 13 - Preferred Stock

The Company’s preferred stock, when issued, is convertible to common stock at or above the then current market price of the Company’s common stock and therefore, contains no beneficial conversion feature. The Preferred Stock is convertible on a 1:1 ratio to common stock. Each holder of the Preferred Stock is not entitled to receive dividends and is entitled to 100 votes for each one share of Preferred Stock.

Note 14 - Recent Accounting Pronouncements

The Company adopted FASB issued Accounting Standards Update (“ASU”) 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, effective with the quarterly period ending March 31, 2026. We applied the guidance prospectively and elected the practical expedient, which allows entities to assume that current conditions as of the balance sheet date do not change over the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets within the scope of Revenue from Contracts with Customers (Topic 606). The adoption of this guidance did not have a material impact on our consolidated financial statements and disclosures.

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

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The standard removes all references to prescriptive and sequential software development stages. Instead, entities are required to begin capitalizing software costs when management has authorized and committed to funding the software project and it is probable that the project will be completed and the software will be used to perform the function intended. The standard also supersedes Subtopic 350-50, Website Development Costs, and incorporates guidance on website development costs into Subtopic 350-40. This accounting standard update is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The amendments may be applied prospectively, retrospectively, or using a modified transition approach. The Company capitalizes certain website development costs and is currently evaluating the impact of this accounting standard update on its consolidated financial statements and related disclosures.

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

The Company evaluated all other ASU’s issued by the FASB for consideration of their applicability. ASU’s not included in the Company’s disclosures were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements

Note 15 - Segment Information

The Company manages its operations as a single operating segment for the purpose of assessing performance and making operating decisions, resulting in a single reportable segment. The Company has determined that its Chief Operating Decision Maker (“CODM”) is its Chief Executive Officer. The Company’s CODM reviews the Company’s financial information on a consolidated basis for the purpose of making key operating decisions, allocating resources and assessing financial performance.

The key measure of segment profit or loss that the CODM uses to allocate resources and assess performance is the Company’s consolidated net income, as reported on the consolidated statements of operations and comprehensive income. In addition, the CODM is regularly provided the significant segment expense categories included in the table below, which are reviewed against budgeted expectations to assist in resource allocation decision-making. The CODM does not review assets in evaluating operating performance, and therefore, such information is not presented.

The following table presents selected financial information with respect to the Company’s single operating segment for the nine months ended September 30, 2026 and 2025:

	2026	2025

Revenues	$56,357,255	$45,888,195
Cost of Revenues	31,025,539	25,961,861
Gross Profit	25,331,716	19,926,334

Product Royalty Income	712,331	184,904

Operating Expenses
Salaries and wages	6,471,245	5,593,679
Professional fees	720,074	659,253
Advertising and marketing	3,942,695	3,201,595
Research and development	2,204,237	1,969,508
General and administrative	3,750,774	3,144,070
Other operating expenses	2,540,491	2,083,753
Operating Expenses	19,629,516	16,651,858

Income from Operations	6,414,531	3,459,380

Other Income	234,671	300,640
Provision for Income taxes	1,765,617	960,906

Net Income	$4,883,585	$2,799,114

Note 16 - Related Party Transactions

Royalty fees associated with sales of Leatt-Brace® products are paid to Xceed Holdings CC, a company owned by a director, and a related individual who is a preferred shareholder. Royalties are based on 5% of the cash received from net sales of the neck braces worldwide and totaled $90,142 and $89,992 for the periods ended September 30, 2026 and 2025. The term of the royalty agreement is for the life of the intellectual property. As of September 30, 2026 and December 31, 2025, accrued royalties totaled $9,297 and $18,823.

On November 8, 2021, the Company entered into a consulting agreement with Innovation Services Limited, or Innovation, a Jersey limited company in which the Company’s founder and chairman is an indirect beneficiary, pursuant to which Innovation served as the Company’s exclusive research, development and marketing consultant. Monthly consulting fees amounting to $47,072 effective July 1, 2024 to June 30, 2025 and increased to $48,437 effective July 1, 2025 until June 30, 2026, and increased to $50,714 effective July 1, 2026 until June 30, 2027. During the nine-month periods ended September 30, 2026 and 2025, the Company recognized an aggregate of $442,766 and $427,746, respectively in consulting fees to Innovation.

Note 17 - Litigation

From time to time, we may become involved in various lawsuits and legal proceedings in the ordinary course of our business. We are currently not aware of any legal proceedings the ultimate outcome of which, in our judgment based on information currently available, would have a material adverse effect on our business, financial condition or operating results.

On July 31, 2025, a lawsuit alleging patent infringement was filed against the Company in the Court of the Commissioner of Patents in South Africa. In August 2026, the Company settled the matter by entering into a confidential license agreement. Under the agreement, the Company pays a royalty on net sales of the licensed product, and neither party admitted liability. Royalties accrued as of September 30, 2026 were $69.

Note 18 - Risks and Uncertainties

Prolonged global conflicts could increase inflation and make fuel and transportation costs more volatile. Because a significant portion of the Company’s revenue comes from international sales, large swings in world fuel prices could also significantly raise shipping costs, which the Company may not be able to pass on to customers. Any of these factors could adversely affect the Company’s financial performance.

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

During October 2026, the Company retired 3,741 shares of its common stock previously held as treasury stock. Of these, 1,919 shares were repurchased during October 2026 at an aggregate cost of $21,319.

The South African short-term loan was paid in full on October 1, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This report contains forward-looking statements that are contained principally in the sections entitled “Our Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described in the section captioned “Risk Factors” in our latest annual report on Form 10-K filed with the SEC. In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. These forward-looking statements include, among other things, statements relating to:

●	our expectations regarding growth in the motor sports and bicycle market;

●	our expectation regarding increasing demand for protective equipment used in the motor sports and bicycle market;

●	our belief that we will be able to effectively compete with our competitors and increase our market share;

●	our expectations with respect to increased revenue growth and our ability to achieve profitability resulting from increases in our production volumes; and

●	our future business development, results of operations and financial condition.

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

Use of Certain Defined Terms

●	Except as otherwise indicated by the context, references in this report to:

●	“Bike Care” refers to Bike Care Technologies sp. z o.o., a Polish Limited Liability Company established in May 2026 and registered with 8th Commercial Division of the National Court Register with registration number: 0001232558;

●	“Leatt,” “we,” “us,” “our,” the “Registrant” or the “Company” are to the combined business of Leatt Corporation, a Nevada corporation, its South African branch, Leatt SA, and its direct, wholly owned subsidiaries, Two Eleven and Leatt Prop;

●	“Leatt Prop” refers to Leatt Prop (Pty) Ltd, a South African Company incorporated under the laws of South Africa with registration number: 2022/523867/07;

●	“Leatt SA” are to the Company’s branch office known as ‘Leatt Corporation (Incorporated in the State of Nevada)’ incorporated under the laws of South Africa with registration number: 2007/032780/10;

●	“Leatt USA” are to Leatt USA, LLC, a Nevada Limited Liability Company;

●	“PRC”, and “China” are to the People’s Republic of China;

●	“Two Eleven” refers to Two-Eleven Distribution, L.L.C., a Nevada Limited Liability Company;

●	“Securities Act” are to the Securities Act of 1933, as amended, and to “Exchange Act” are to Securities Exchange Act of 1934, as amended;

●	“South Africa” are to the Republic of South Africa;

●	“Poland” are to the Republic of Poland;

●	“U.S. dollar,” “$” and “US$” are to the legal currency of the United States;

●	“Xceed Holdings” refers to Xceed Holdings CC., a close corporation incorporated under the laws of South Africa, and wholly- owned by The Leatt Family Trust, of which Dr. Christopher J. Leatt, the Company’s chairman, is a Trustee and Beneficiary; and

●	“ZAR” refers to the South African Rand, the legal currency of South Africa. For all ZAR amounts reported, the dollar amount has been calculated on the basis that $1 = ZAR 16.4168 for its September 30, 2026 balance sheet.

●	“PLN” refers to the Polish Zloty, the legal currency of Poland. For all PLN amounts reported, the dollar amount has been calculated on the basis that $1 = PLN 3.8537 for its September 30, 2026 balance sheet.

Overview of Our Business

We were incorporated in the State of Nevada on March 11, 2005, under the name Treadzone, Inc. We were a shell company with little or no operations until March 1, 2006, when we acquired the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. On May 25, 2005, we changed our name to Leatt Corporation in connection with our anticipated acquisition of the Leatt-Brace® rights. Leatt designs, develops, markets and distributes personal protective equipment for participants in all forms of motor sports and leisure activities, including riders of motorcycles, bicycles, snowmobiles and ATVs. The Company sells its products to customers worldwide through a global network of distributors and retailers. Leatt also acts as the original equipment manufacturer for personal protective equipment sold by other international brands.

The Company’s flagship products are based on the Leatt-Brace® system, a patented injection molded neck protection system owned by Xceed Holdings, designed to prevent potentially devastating injuries to the cervical spine and neck. The Company has the exclusive global manufacturing, distribution, sale and use rights to the Leatt-Brace®, pursuant to a license agreement between the Company and Xceed Holdings, a company owned and controlled by the Company’s Chairman and founder, Dr. Christopher Leatt. The Company also has the right to use apparatus embodying, employing and containing the Leatt-Brace® technology and has designed, developed, marketed and distributed other personal protective equipment using this technology, as well as its own developed technology, including the Company’s body protection products, and helmets which it markets under the Leatt® brand.

The Company’s research and development efforts are conducted at its research facilities, located at its executive headquarters in Cape Town, South Africa. The Company employs 4 full-time employees who are dedicated exclusively to research, development, and testing. The Company also utilizes consultants, academic institutions and engineering companies as independent contractors or consultants, from time to time, to assist it with its research and development efforts. Leatt products have been tested and reviewed internally and by external bodies. All Leatt products are compliant with applicable European Union directives, or CE certified, where appropriate. Depending on the market, we have other certifications outside of CE. Specifically, all our motorcycle helmets comply with the Economic Commission for Europe (ECE) UN Regulation No. 22 r06, and our bicycle helmets comply with the European Committee for Standardization (CEN) EN-1078 standard. For the US market, our motorcycle helmets comply with the US Department of Transportation (DOT) FMVSS 218 helmet safety standard and our bicycle helmets comply with the US Consumer Product Safety Commission (CPSC) 1203 standard for helmet safety. Our downhill specific bicycle helmets also comply with the American Society for Testing and Materials (ASTM) F1952 standard for downhill racing safety. For the UK market, substantially all of our motorcycle helmets comply with the Auto Cycle Union (ACU) gold standard, for the Japanese market, our Moto 3.5 helmet with the Japanese Standard Association (JSA) JIS T 8133 standard for protective helmets, and for the Brazilian market our Moto 9.5, Moto 7.5, Moto 3.5, and Moto 2.5 helmets comply with The Brazilian Association of Technical Standards (ABNT) NBR 7471 safety standard. Moto 9.5, Moto 8.5, Moto 7.5, Moto 3.5 and Moto 2.5, ADV 9.5, ADV 8.5 and ADV 7.5 have CCC approval for the market in China. Our Enduro 4.0 helmet, All-Mountain 4.0 helmet and Gravity 5.0 helmet have acquired NTA8776 certification, a new e-bike helmet certification required in the Dutch Technical Agreement (NTA) 8776. The Moto 9.5 has been homologated to FRHPhe-02-2023 for use in FIM sanctioned off-road racing events. We are also working on getting some of our high-end MTB helmets tested at Virginia Polytechnic Institute and State University (V-Tech) in the United States, according to their rating system. In addition to our helmet portfolio, our goggles and sunglasses undergo certification and testing in accordance with applicable international eyewear standards. Within our goggle range, the Velocity 6.5, 5.5 and 4.5 goggles are certified to EN1938 and are impact-tested on the lenses according to MIL-DTL-43511D. The Velocity 6.5 SNX, 5.5 SNX and 4.5 SNX goggles are certified to EN13178 and are also impact-tested to MIL-DTL-43511D. Our MTB 5.0, 4.0 and 4.0 X-Flow goggles are tested to EN1938 and undergo MIL-DTL-43511D lens impact testing. The Vizion 3.5, 2.5 and 2.5s goggles are certified to EN1938, while our MTB 2.0 goggles are tested to EN1938. Within our sunglass range, the SpeedViz Pro and SpeedViz Lite models are tested to EN ISO 12312, ANSI Z87.1 and AS/NZS 1067.1. Our RideViz Pro, RideViz Lite, RideViz Pro S, RideViz Lite S, TheViz Andes, TheViz Sierra, TheViz Pyrenees and MadViz One sunglasses are tested to EN ISO 12312, ANSI Z80.3 and AS/NZS 1067.1.

Our products are predominantly manufactured in China in accordance with our manufacturing specifications, pursuant to outsourced manufacturing arrangements with third-party manufacturers located there, based on agreed terms. We continue to build manufacturing capacity outside China, namely, in Thailand, Cambodia, Pakistan, Taiwan and Bangladesh. The Company utilizes outside consultants and its own employees to ensure the quality of its products through regular on-site product inspections. Products sold to our international customers are usually shipped directly from our consolidation warehouse or manufacturers’ warehouses to customers or their import agents.

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

Principal Factors Affecting Our Financial Performance

We believe that the following factors will continue to affect our financial performance:

●	Global Economic Fragility - The ongoing turmoil in the global economy, especially in the U.S., Asia and Europe, may have an impact on our business and our financial condition if economic conditions do not improve. We sell our products through a global network of distributors and dealers who may have difficulty clearing elevated multi-brand stock, previously ordered in response to industry wide supply chain challenges, which in turn could slow new orders and affect our financial performance. If our customers were to experience prolonged slow growth or recession as a result of these conditions or otherwise, we could see a drop in demand for our products and potentially difficulty in collecting accounts receivables.

●	Trade Restrictions - We engage in international manufacturing and sales which exposes us to trade restrictions and disruptions that could harm our business and competitive position. Most of our products are manufactured in China, and the U.S. administration has announced tariffs on certain products imported into the United States with China as the country of origin. While these tariffs have not had a significant impact on the shipment of our products to international markets as at September 30, 2026, we believe that the future imposition of, or significant increases in, the level of tariffs, custom duties, export quotas and other barriers and restrictions by the U.S. on China or other countries could disrupt our supply chain, increase the cost of our raw materials and therefore our pricing, and impose the burdens of compliance with foreign trade laws, any of which could potentially affect our bottom line and sales. While we are in continuous discussions with our manufacturers to ensure there are contingencies in place, we cannot assure you that we will not be adversely affected by changes in the trade laws of foreign jurisdictions where we sell and seek to sell our products.

●	Fuel Prices - Significant fluctuations in fuel prices could have both a positive and negative effect on our business and operations. A significant portion of our revenue is derived from international sales and significant fluctuations in world fuel prices could significantly increase the price of shipping or transporting our products which we may not be able to pass on to our customers. On the other hand, fluctuations in fuel prices lead to higher commuter costs which may encourage the increased use of motorcycles and bicycles as alternative modes of transportation and lead to an increase in the market for our protection products.

●	Product Liability Litigation - We face an inherent business risk of exposure to product liability claims arising from the claimed failure of our products to help prevent the types of personal injury or death against which they are designed to help protect. Therefore, we have acquired very costly product liability insurance worldwide. We have not experienced any material uninsured losses due to product liability claims, but it is possible that we could experience material losses in the future. After a two-week trial in the United States District Court for the Northern District of Ohio (Eastern) ending on April 17, 2014, a federal jury returned a defense verdict for the Company in the first Leatt-Brace® product liability lawsuit to be tried in the United States. The plaintiffs in that case had alleged that defective product design and failure to warn had caused a motocross rider to suffer multiple mid-thoracic spine fractures, causing immediate and permanent paraplegia, when he crashed at a relatively low speed on February 13, 2011. When the accident occurred, he was wearing a helmet and other safety gear from several different companies, including the Company’s acclaimed Leatt-Brace®. The Company produced evidence at trial showing that his thoracic paraplegia was an unavoidable consequence of his fall, not the result of wearing a Leatt-Brace®, and that the neck brace likely saved his life (or saved him from quadriplegia) by preventing cervical spine injury. The Company had maintained from the onset that this and a small handful of other lawsuits are without merit and that it would vigorously defend itself in each case. In this case, the plaintiffs subsequently appealed the court’s decision, and the parties reached an amicable settlement. Although we carry product liability insurance, a successful claim brought against us could significantly harm our business and financial condition and have an adverse impact on our ability to renew our product liability insurance or secure new coverage.

●	Protection of Intellectual Property - We believe that the continued success of our business is dependent on our intellectual property portfolio consisting of globally registered trademarks, design patents and utility patents related to the Leatt-Brace®. We believe that a loss of these rights would harm or cause a material disruption to our business and, our corporate strategy is to aggressively take legal action against any violators of our intellectual property rights, regardless of where they may be. From time to time, we have had to enforce our intellectual property rights through litigation, and we may be required to do so in the future. Such litigation may result in substantial costs and could divert resources and management attention from the operations of our business.

●	Fluctuations in Foreign Currencies - We are exposed to foreign exchange risk as our revenues and consolidated results of operations may be affected by fluctuations in foreign currency as we translate these currencies into U.S. dollars when we consolidate our financial results. While our reporting currency is the U.S. Dollar, a portion of our consolidated revenues are denominated in South African Rand, or ZAR, certain of our assets are denominated in ZAR, and our research and marketing operations in South Africa utilize South African labor sources. A decrease in the value of the U.S. dollar in relation to the ZAR could increase our cost of doing business in South Africa. If the ZAR depreciates against the U.S. Dollar, the value of our ZAR revenues, earnings and assets as expressed in our U.S. Dollar financial statements will decline. We have not entered into any hedging transactions in an effort to reduce our exposure to foreign exchange risk. Furthermore, since 71% of our sales are derived outside the U.S., where the U.S. dollar is not the primary currency, significant fluctuations in exchange rates such as the strengthening of the dollar versus our customers’ local currency can adversely affect our ability to remain competitive in those areas.

●	Natural or Man-made Catastrophic Events - We are exposed to natural or man-made catastrophic events that may disrupt our business and may reduce consumer demand for our products. A disruption or failure of our systems or operations in the event of a natural disaster, health pandemic, such as the outbreak and global spread of the coronavirus, or a man-made catastrophic event could cause delays in completing sales, continuing production, or performing other critical functions of our business, particularly if a catastrophic event occurred at our primary manufacturing locations or our distributor locations worldwide. Any of these events could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. There may also be secondary impacts that are unforeseeable, such as impacts on our consumers and on consumer purchasing behavior, which could cause delays in new orders, delays in completing sales or even order cancellations. The continued mutation and spread of deadly viruses, economic headwinds caused by global quarantines, or the occurrence of any other catastrophic events, could have a negative impact on our sales revenue for the coming periods and beyond.

●	Impact of Global Conflict - We are exposed to global conflict, such as the ones in Ukraine and the Middle East, that may disrupt our business and reduce consumer demand for our products. A disruption of global shipping routes, the imposition of government sanctions, or other activities resulting from such conflicts could directly affect consumer demand for our products, cause delays in completing sales, shipping of our products, continuing production or performing other critical functions of our business, particularly if a conflict occurs at our primary manufacturing locations or our distributor locations worldwide. Furthermore, prolonged conflict may have unintended global consequences such as increased inflation and volatility in fuel and transportation costs. While we have conducted due diligence on our customers in Russia to ensure that they do not fall into any sanctioned categories, we have seen a delay in the receipt of receivables in our bank account from the distributors of our products in Russia caused by enhanced screening of Russian funds in compliance with global sanctions against Russia for the war in Ukraine. The prolonging, intensification or expansion of these conflicts into surrounding regions could have an adverse impact on our consumers and on consumer purchasing behavior, and result in delays of new orders and completing sales, order cancellations, or payment and shipping delays. We will continue to monitor these fluid situations and any adverse impact that they may have on the global economy in general and on our business operations and especially that of our customers, and we will develop contingencies as necessary to address any disruptions to our business operations as they arise.

●	Acquisition of New Business- In May 2026 we acquired Bike Care to develop, market and sell premium bike care products globally. Bike Care, located in Poznań, Poland was acquired from its original shareholders for a nominal amount. During the third quarter of 2026, the Company commenced shipments and recognized revenue from GRiTT by LEATT®, a new range of premium bike care products. The product range was launched globally on October 14, 2026.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements and the notes thereto for the three and nine-month periods ended September 30, 2026 and 2025 included herein.

Comparison of Three-Month Periods Ended September 30, 2026 and 2025

The following table summarizes the results of our operations during the three-month periods ended September 30, 2026 and 2025 and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Three Months Ended			Percentage
	September 30,		Increase	Increase
Item	2026	2025	(Decrease)	(Decrease)

REVENUES	$20,458,825	$14,343,992	$6,114,833	43%
COST OF REVENUES	11,136,778	8,027,864	$3,108,914	39%
GROSS PROFIT	9,322,047	6,316,128	$3,005,919	48%
PRODUCT ROYALTY INCOME	204,397	51,300	$153,097	298%
OPERATING EXPENSES
Salaries and Wages	2,146,365	1,890,062	$256,303	14%
Commissions and Consulting	208,700	205,300	$3,400	2%
Professional Fees	217,579	143,857	$73,722	51%
Advertising and Marketing	1,452,666	1,157,331	$295,335	26%
Office Lease and Expenses	258,550	244,197	$14,353	6%
Research and Development Costs	742,050	688,223	$53,827	8%
Bad Debt Expense	39,301	35,284	$4,017	11%
General and Administrative	1,227,059	1,029,429	$197,630	19%
Depreciation	290,319	343,565	$(53,246)	-15%
Total Operating Expenses	6,582,589	5,737,248	$845,341	15%
INCOME FROM OPERATIONS	2,943,855	630,180	$2,313,675	367%
Other Income	83,907	100,756	$(16,849)	-17%
INCOME BEFORE INCOME TAXES	3,027,762	730,936	$2,296,826	314%
Provision for Income Taxes	823,860	191,680	$632,180	330%
NET INCOME	$2,203,902	$539,256	$1,664,646	309%

Revenues – We earn revenues from the sale of our protective gear comprising neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the quarter ended September 30, 2026 were $20.46 million, a 43% increase, compared to $14.34 million for the quarter ended September 30, 2025. This increase in worldwide revenues was attributable to a $2.93 million increase in body armor sales, a $2.25 million increase in helmet sales and a $1.04 million increase in other products, parts and accessories sales, partially offset by a $0.11 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States increased from $4.29 million to $5.33 million for the quarter ended September 30, 2026. Revenues associated with international customers were $15.12 million and $10.06 million, or 74% and 70% of revenues for the quarters ended September 30, 2026 and 2025, respectively.

During the third quarter of 2026, sales to our global distributors increased by $4.94 million, or 52%, as international ordering patterns reflected strong sell-through. Dealer direct revenues increased by $0.85 million, or 24%, as our investments in selling capabilities and dealer outreach programs continued to grow our dealer base and in-store presence. Consumer demand for Leatt products remained strong and consumer direct sales increased by $0.32 million, or 25%, during the third quarter of 2026.

The following table sets forth our revenues by product line for the quarters ended September 30, 2026 and 2025:

	Three months ended September 30,
	2026	% of Revenues	2025	% of Revenues
Neck braces	$751,173	4%	$856,831	6%
Body armor	9,028,221	44%	6,094,778	43%
Helmets	5,579,514	27%	3,330,855	23%
Other products, parts and accessories	5,099,917	25%	4,061,528	28%
	$20,458,825	100%	$14,343,992	100%

Sales of our flagship neck brace accounted for $0.75 million and $0.86 million, or 4% and 6% of our revenues for the quarters ended September 30, 2026 and 2025, respectively. The 12% decrease in neck brace revenues was primarily attributable to a 22% decrease in the volume of neck braces sold when compared to the third quarter of 2025.

Our body armor products consist of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $9.03 million and $6.09 million, or 44% and 43% of our revenues for the quarters ended September 30, 2026 and 2025, respectively. The 48% increase in body armor revenues was primarily the result of a 33% increase in upper body and limb protection sales and an 88% increase in the volume of footwear, comprising MOTO and ADV boots and MTB shoes, sold during the third quarter of 2026.

Helmet sales accounted for $5.58 million and $3.33 million, or 27% and 23% of our revenues for the quarters ended September 30, 2026 and 2025, respectively. The 68% increase in helmet sales during the third quarter of 2026 was primarily attributable to a 93% increase in the volume of off-road MOTO, ADV and MTB helmets sold as global demand for these products continues to grow.

Our other products, parts and accessories are comprised of premium bike care products, goggles, hydration bags and apparel items including jerseys, pants, shorts, and jackets as well as bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $5.10 million and $4.06 million, or 25% and 28% of our revenues for the quarters ended September 30, 2026 and 2025, respectively. The 26% increase in revenues from the sale of other products, parts and accessories during the third quarter of 2026 was primarily due to a 16% increase in revenues generated on the sale of MTB, ADV and MOTO apparel when compared to the third quarter of 2025. Additionally, initial shipments of GRiTT by LEATT® premium bike care products exceeded our expectations.

Cost of Revenues and Gross Profit – Cost of revenues for the quarters ended September 30, 2026 and 2025 was $11.14 million and $8.03 million, respectively. Gross Profit for the quarters ended September 30, 2026 and 2025 was $9.32 million and $6.32 million, or 46% and 44% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues declined to 4% of revenues from 6% in the prior-year quarter, gross profit as a percentage of revenues increased by 2% for the quarter ended September 30, 2026, primarily due to the recoupment of global trade tariffs levied on the importation of goods into the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the quarters ended September 30, 2026 and 2025 were $204,397 and $51,300, respectively. The 298% increase in product royalty income was due to an increase in the sale of licensed products by licensees during the 2026 period.

Salaries and Wages – Salaries and wages for the quarters ended September 30, 2026 and 2025 were $2,146,365 and $1,890,062, respectively. The 14% increase in salaries and wages was primarily due to the hiring of additional sales, marketing and brand management professionals globally as the Company continues to build a multi-channel selling organization and global consumer facing brand.

Commissions and Consulting – During the quarters ended September 30, 2026 and 2025, commissions and consulting expenses were $208,700 and $205,300, respectively. The 2% increase in commissions and consulting expenses was primarily the result of an increase in commissions paid to employees and MTB external sales representatives in the United States in line with the increase in domestic selling activity when compared to the third quarter of 2025. This increase was partially offset by a decrease in consulting costs relating to the implementation of sales and income tax compliance processes.

Professional Fees – Professional fees consist of costs incurred for audit, tax and regulatory filings, corporate legal advice as well as patent protection and product liability litigation expenses as the Company continues to expand. Professional fees for the quarters ended September 30, 2026 and 2025 were $217,579 and $143,857, respectively. The 51% increase in professional fees was primarily due to an increase in corporate legal advice received as the Company transitioned to new corporate counsel.

Advertising and Marketing – The Company places paid advertising in various motorsport and bicycle magazines and online and digital media, and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the quarters ended September 30, 2026 and 2025 were $1,452,666 and $1,157,331, respectively. The 26% increase in advertising and marketing expenses was primarily related to costs associated with the production and implementation of global marketing campaigns that are designed to increase demand for the Company’s growing product categories and reach a much wider rider audience.

Office Lease and Expenses – Office lease and expenses for the quarters ended September 30, 2026 and 2025 were $258,550 and $244,197, respectively. The 6% increase in office lease and expenses was primarily due to the inclusion of consolidation warehousing costs incurred to facilitate global shipping during the 2026 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with the development of these products. Research and development costs for the quarters ended September 30, 2026 and 2025 were $742,050 and $688,223, respectively. The 8% increase in research and development costs during the third quarter of 2026 was primarily the result of an increase in product development costs incurred as the Company continues to add product categories and build a pipeline of new products.

Bad Debt Expense – Bad debt expense for the quarters ended September 30, 2026 and 2025 was $39,301 and $35,284, respectively. The 11% increase in bad debt expense was the result of an increase in amounts owing that were considered to be irrecoverable during the quarter ended September 30, 2026, when compared to the third quarter of 2025.

General and Administrative – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the quarters ended September 30, 2026 and 2025 were $1,227,059 and $1,029,429, respectively. The 19% increase in general and administrative expenses as primarily due to increased product liability insurance premiums incurred in line with the increase in global sales.

Depreciation – Depreciation expense for the quarters ended September 30, 2026 and 2025 was $290,319 and $343,565, respectively. The 15% decrease in depreciation during the third quarter of 2026 was primarily due to the lower carrying value of long-lived intangible web assets following the impairment and resultant useful life adjustment of these assets during the first quarter of 2026.

Total Operating Expenses – Total operating expenses increased by $0.85 million, or 15%, to $6.58 million for the quarter ended September 30, 2026, compared to $5.74 million for the quarter ended September 30, 2025. This increase was primarily due to increases in salaries, advertising and marketing and general and administrative costs, partially offset by a decrease in depreciation during the 2026 period.

Other Income – Other income for the quarters ended September 30, 2026 and 2025 was $83,907 and $100,756, respectively. The 17% decrease in other income was primarily due to a decrease in interest earned during the third quarter of 2026, when compared to the third quarter of 2025.

Income Taxes – Income taxes for the quarters ended September 30, 2026 and 2025 were $823,860 and $191,680, respectively. The 330% increase in income taxes was primarily due to the increase in income before income taxes when compared to the prior year period.

Net Income – Net income after income taxes for the quarter ended September 30, 2026 was $2.20 million, compared to $539,256 for the quarter ended September 30, 2025. This 309% increase in net income was primarily due to the increase in revenues and gross profit, partially offset by the increase in total operating expenses, discussed above.

Comparison of Nine-Month Periods Ended September 30, 2026 and 2025

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2026 and 2025, and provides information regarding the dollar and percentage increase or (decrease) in such periods:

	Nine Months Ended			Percentage
	September 30,		Increase	Increase
Item	2026	2025	(Decrease)	(Decrease)

REVENUES	$56,357,255	$45,888,195	$10,469,060	23%
COST OF REVENUES	31,025,539	25,961,861	$5,063,678	20%
GROSS PROFIT	25,331,716	19,926,334	$5,405,382	27%
PRODUCT ROYALTY INCOME	712,331	184,904	$527,427	285%
OPERATING EXPENSES
Salaries and Wages	6,471,245	5,593,679	$877,566	16%
Commissions and Consulting	664,154	550,456	$113,698	21%
Professional Fees	720,074	659,253	$60,821	9%
Advertising and Marketing	3,942,695	3,201,595	$741,100	23%
Office Lease and Expenses	698,318	589,493	$108,825	18%
Research and Development Costs	2,204,237	1,969,508	$234,729	12%
Bad Debt Expense (Recovery)	88,840	(59,375)	$148,215	250%
General and Administrative	3,750,774	3,144,070	$606,704	19%
Depreciation	1,089,179	1,003,179	$86,000	9%
Total Operating Expenses	19,629,516	16,651,858	$2,977,658	18%
INCOME FROM OPERATIONS	6,414,531	3,459,380	$2,955,151	85%
Other Income	234,671	300,640	$(65,969)	-22%
INCOME BEFORE INCOME TAXES	6,649,202	3,760,020	$2,889,182	77%
Provision for Income Taxes	1,765,617	960,906	$804,711	84%
NET INCOME	$4,883,585	$2,799,114	$2,084,471	74%

Revenues – We earn revenues from the sale of our protective gear comprising of neck braces, body armor, helmets and other products, parts and accessories both in the United States and internationally. Revenues for the nine months ended September 30, 2026 were $56.36 million, a 23% increase, compared to $45.89 million for the nine months ended September 30, 2025. This increase in worldwide revenue was attributable to a $5.12 million increase in body armor sales, a $4.69 million increase in helmet sales and a $0.87 million increase in other products, parts and accessory sales that were partially offset by a $0.22 million decrease in neck brace sales. Revenues generated from sales to our customers in the United States increased from $13.26 million to $16.19 million, for the nine months ended September 30, 2026. Revenues associated with international customers were $40.17 million and $32.63 million, or 71% and 71% of revenues, respectively, for the nine months ended September 30, 2026 and 2025.

During the nine-month period ending September 30, 2026, sales to our global distributors increased by $7.04 million, or 23%, as international shipments reflected strong sell-through. Dealer direct revenues increased by $1.72 million, or 15%, as our investments in selling capabilities and dealer outreach programs continued to fuel in-store presence. Consumer demand for Leatt products remained strong and consumer direct sales increased by $1.70 million, or 48%, during the nine-month period ending September 30, 2026.

The following table sets forth our revenues by product line for the nine months ended September 30, 2026 and 2025:

	Nine months ended September 30,
	2026	% of Revenues	2025	% of Revenues
Neck braces	$2,022,031	4%	$2,238,428	5%
Body armor	26,368,069	47%	21,248,757	46%
Helmets	14,527,627	25%	9,836,152	21%
Other products, parts and accessories	13,439,528	24%	12,564,858	28%
	$56,357,255	100%	$45,888,195	100%

Sales of our flagship neck brace accounted for $2.02 million and $2.24 million, or 4% and 5% of our revenues for the nine-month periods ended September 30, 2026 and 2025, respectively. This 10% decrease in neck brace revenues was primarily due to a 15% decrease in the volume of neck braces sold during the 2026 period.

Our body armor products consist of chest protectors, full upper body protectors, upper body protection vests, back protectors, knee braces, knee and elbow guards, off-road motorcycle boots and mountain biking shoes. Body armor sales accounted for $26.37 million and $21.25 million, or 47% and 46% of our revenues for the nine-month periods ended September 30, 2026 and 2025, respectively. The 24% increase in body armor revenues was primarily the result of a 67% increase in revenues generated from the sale of footwear, comprising off-road MOTO and ADV motorcycle boots and mountain biking shoes, during the 2026 period.

Helmet sales accounted for $14.53 million and $9.84 million, or 25% and 21% of our revenues for the nine-month periods ended September 30, 2026 and 2025, respectively. The 48% increase in helmet sales during the 2026 period was primarily attributable to a 48% increase in the sales volume of helmets designed for mountain biking, off-road motorcycle and adventure motorcycle riding, when compared to the first nine months of 2025.

Our other products, parts and accessories are comprised of premium bike care products, goggles, hydration bags and apparel items including jerseys, pants, shorts and jackets as well as bicycle components and aftermarket support items required primarily to replace worn or damaged parts through our global distribution network. Other products, parts and accessories sales accounted for $13.44 million and $12.56 million, or 24% and 28% of our revenues for the nine-month periods ended September 30, 2026 and 2025, respectively. The 7% increase in revenues from the sale of other products, parts and accessories was primarily due to a 14% increase in the global sales volume of MOTO apparel during the nine-month period ended September 30, 2026.

Cost of Revenues and Gross Profit – Cost of revenues for the nine-month periods ended September 30, 2026 and 2025 was $31.03 million and $25.96 million, respectively. Gross profit for the nine-month period ended September 30, 2026 and 2025 was $25.33 million and $19.93 million, or 45% and 43% of revenues, respectively. Our neck brace products continue to generate a higher gross profit margin than our other product categories. Although neck brace revenues declined to 4% of revenues from 5% in the prior nine-month period, gross profit as a percentage of revenues increased by 2% for the nine-month period ended September 30, 2026, primarily due to the recoupment of global trade tariffs levied on the importation of goods into the United States.

Product Royalty Income – Product royalty income is earned on sales to distributors that have royalty agreements in place, as well as on sales of licensed products by third parties that have licensing agreements in place. Product royalty income for the nine-month periods ended September 30, 2026 and 2025 was $712,331 and $184,904, respectively. The 285% increase in product royalty income was due to an increase in the sale of licensed products by licensees during the 2026 period.

Salaries and Wages – Salaries and wages for the nine-month periods ended September 30, 2026 and 2025 were $6,471,245 and $5,593,679, respectively. The 16% increase in salaries and wages during the 2026 period was primarily due to the hiring of additional sales, marketing and brand management professionals globally as the Company continues to build a diversified multi-channel selling organization and global consumer facing brand.

Commissions and Consulting – During the nine-month periods ended September 30, 2026 and 2025, commissions and consulting expenses were $664,154 and $550,456, respectively. This 21% increase in commissions and consulting expenses during the 2026 period was primarily due to an increase in commissions paid to sales professionals in the United States in line with the increase in domestic sales when compared to the first nine months of 2025.

Professional Fees – Professional fees consist of costs for audit, tax and regulatory filings, corporate legal advice as well as patent protection and product liability litigation expenses incurred as the Company continues to expand. Professional fees for the nine-month periods ended September 30, 2026 and 2025 were $720,074 and $659,253, respectively. This 9% increase in professional fees was primarily due to an increase in patent maintenance and litigation costs incurred during the 2026 period.

Advertising and Marketing – The Company places paid advertising in various motorsport and bicycle magazines and online and digital media, and sponsors a number of events, professional teams and individuals to increase product and brand visibility globally. Advertising and marketing expenses for the nine-month periods ended September 30, 2026 and 2025 were $3,942,695 and $3,201,595, respectively. The 23% increase in advertising and marketing expenses was primarily the result of costs associated with the production and implementation of targeted and coordinated global marketing campaigns that are designed to increase consumer demand for the Company’s growing product categories and brand.

Office Lease and Expenses – Office lease and expenses for the nine-month periods ended September 30, 2026 and 2025 were $698,318 and $589,493, respectively. The 18% increase in office lease and expenses was primarily due to the inclusion of consolidation warehousing costs incurred to facilitate global shipping during the 2026 period.

Research and Development Costs – These costs consist of the salaries of personnel who are directly involved in the research and development of innovative products, as well as the direct costs associated with the development of these products. Research and development costs for the nine-month periods ended September 30, 2026 and 2025 were $2,204,237 and $1,969,508, respectively. The 12% increase in research and development costs during the 2026 period was primarily due to increased product development, certification and homologation costs incurred as the Company continues to refine and grow its product categories and build a pipeline of innovative products.

Bad Debt Expense (Recovery) – Bad debt expense (recovery) for the nine-month periods ended September 30, 2026 and 2025 was $88,840 and ($59,375), respectively. This increase in bad debt expense during the 2026 period was primarily the result of an increase in amounts owing that were considered to be irrecoverable, compared to a net recovery of previously provided amounts during the nine-month period ended September 30, 2025.

General and Administrative – General and administrative expenses consist of insurance, travel, merchant fees, telephone, office and computer supplies. General and administrative expenses for the nine-month periods ended September 30, 2026 and 2025 were $3,750,774 and $3,144,070, respectively. The 19% increase in general and administrative expenses during the 2026 period was primarily due to an increase in product liability insurance premiums in line with increased global revenues. Additionally, global travel expenditures associated with product development, sales and branding activities increased when compared to the nine-month period ended September 30, 2025.

Depreciation – Depreciation expense for the nine-month periods ended September 30, 2026 and 2025 was $1,089,179 and $1,003,179, respectively. This 9% increase in depreciation during the 2026 period was primarily due to the accelerated depreciation of long-lived intangible web assets in connection with the impairment and resultant useful life adjustment of these assets.

Total Operating Expenses – Total operating expenses increased by $2.98 million to $19.63 million for the nine-month period ended September 30, 2026, or 18%, compared to $16.65 million for the nine-month period ended September 30, 2025. This increase in total operating expenses was primarily due to increases in salaries, general and administrative expenses and advertising and marketing costs during the 2026 period.

Other Income – Other income for the nine-month periods ended September 30, 2026 and 2025 was $234,671 and $300,640, respectively. The 22% decrease in other income was primarily due to a decrease in interest earned during the 2026 period, when compared to the nine-month period ended September 30, 2025.

Income Taxes – Income taxes for the nine-month periods ended September 30, 2026 and 2025 were $1,765,617 and $960,906, respectively. The 84% increase in income taxes was primarily due to the increase in income before income taxes when compared to the prior year period.

Net Income – Net income after taxes for the nine-month period ended September 30, 2026 was $4.88 million, compared to net income after taxes of $2.80 million for the nine-month period ended September 30, 2025. This 74% increase in net income was primarily due to the increase in revenues and gross profit, partially offset by the increase in total operating expenses, discussed above.

Liquidity and Capital Resources

At September 30, 2026, we had cash, cash equivalents and restricted cash of $15.50 million. The following table sets forth a summary of our cash flow for the periods indicated:

	September 30,
	2026	2025
Net cash provided by operating activities	$4,593,541	$1,446,927
Net cash used in investing activities	$(1,242,408)	$(751,948)
Net cash used in financing activities	$(977,251)	$(888,123)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	$(108,655)	$216,507
Net increase in cash, cash equivalents and restricted cash	$2,265,227	$23,363
Cash, cash equivalents and restricted cash at the beginning of period	$13,233,047	$12,368,100
Cash, cash equivalents and restricted cash at the end of period	$15,498,274	$12,391,463

Cash, cash equivalents and restricted cash increased by $2.27 million, or 17%, to $15.50 million at September 30, 2026, compared to $13.23 million at December 31, 2025. Net cash provided by operating activities was $4.59 million, partially offset by net cash used in investing activities of $1.24 million, net cash used in financing activities of $0.98 million and a $0.11 million negative effect of exchange rates. The primary sources of cash for the nine months ended September 30, 2026 were net income of $4,883,585, an increase in accounts payable and accrued expenses of $2,818,679 and a decrease in inventory of $1,253,382. The primary uses of cash for the nine months ended September 30, 2026 were an increase in accounts receivable of $5,811,835, an increase in prepaid expenses and other current assets of $1,218,544, capital expenditures of $1,243,151 and the repayment of a short-term loan amounting to $793,892.

The Company is currently meeting its working capital needs through cash on hand, a revolving line of credit with a bank, as well as internally generated cash from operations. Management believes that its current cash, cash equivalents and restricted cash balances, along with the net cash generated by operations, are sufficient to meet its anticipated operating cash requirements for at least the next twelve months. There are currently no plans for any major capital expenditures in the next twelve months. The Company’s long-term financing requirements depend on its growth strategy, which relates primarily to its desire to increase revenue both in the United States and internationally.

Pursuant to our Licensing Agreement with Xceed Holdings, a company controlled by Dr. Christopher Leatt, the Company’s founder, chairman and head of research and development, the Company pay Xceed Holdings 4% of all neck brace sales revenue billed and received by the Company on a quarterly basis on sales of the previous quarter. During the nine months ended September 30, 2026 and 2025, the Company paid an aggregate of $72,114 and $71,994, in licensing fees to Xceed Holdings. In addition, pursuant to a separate license agreement between the Company and Mr. J.P. De Villiers, a related individual who is a preferred shareholder, the Company is obligated to pay a royalty fee of 1% of all billed and received neck brace revenue, in quarterly installments, based on sales of the previous quarter, to a trust that is beneficially owned and controlled by Mr. De Villiers. During the nine months ended September 30, 2026 and 2025, the Company paid an aggregate of $18,028 and $17,998, in licensing fees to Mr. De Villiers.

Dr. Christopher Leatt is compensated in his capacity as our Research and Development consultant, pursuant to our Consulting Agreement, dated November 8, 2021, with Innovation Services Limited, or Innovation, a Jersey limited company in which, Dr. Leatt is an indirect beneficiary. Pursuant to the terms of the agreement, Innovation has agreed to serve as the Company’s exclusive research, development and marketing consultant, in exchange for a monthly fee; provided, however, that Dr. Leatt must remain an Innovation director and beneficiary of a majority of its ownership interests during the term of the agreement, and Dr. Leatt must remain the Company’s primary point of contact responsible for the oversight, review and delivery of the services to be performed by Innovation under the agreement. The monthly fee payable by the Company to Innovation was $48,437, and effective July 1, 2026, increased to $50,714. Innovation may increase its monthly fees, on an annual basis on written notice to the Company, by no greater than the lesser of: (a) five percent (5%) of the prior year’s annualized fee; or (b) a percentage equal to then-applicable annual percentage increase in the Consumer Price Index (CPI) published by the United States Department of Labor’s bureau of labor statistics, plus one-half percent (0.5%). The parties further agreed that all intellectual property generated in connection with the services provided under the consulting agreement will be the sole property of the Company. The term of the Consulting Agreement will continue unless terminated by either party in accordance with its terms. Either party may terminate the Consulting Agreement upon 6 months’ prior written notice, except that the Company may immediately terminate it without notice if the services to be performed by Innovation cease to be performed by Dr. Leatt, if beneficial ownership in Innovation by Dr. Leatt and his immediate family members decreases, or for any other material breach of the agreement. The parties have agreed to settle any dispute under the Consulting Agreement by submission to JAMS for final and binding arbitration pursuant to its Comprehensive Arbitration Rules and Procedures and in accordance with the Expedited Procedures in those Rules. During the nine-month periods ended September 30, 2026 and 2025, the Company recognized an aggregate of $442,766 and $427,746, respectively, in consulting fees to Innovation.

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

The Company is the holder of a $1,500,000 revolving line of credit initially available through March 1, 2026, pursuant to a line of credit agreement with a U.S. bank, dated November 19, 2018, as amended. Advances under the line of credit bear interest at the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread adjustment or an Index Floor of 1.25 percentage points, plus 2.5 percentage points. Effective February 12, 2026, the Company signed an Amended and Restated Loan Agreement to extend the revolving line of credit to March 1, 2027, the agreement adjusted the interest rate to the greater of the Secured Overnight Financing Rate Daily Floating rate plus spread SOFR adjustment or the index floor, plus 2.7 percentage points. Obligations under the line of credit are secured by the United States accounts receivable, inventory, and equipment and fixtures of the Company and its subsidiary, Two Eleven Distribution, LLC. As of September 30, 2026 and 2025, respectively there were no advances of the line of credit leaving $1,500,000 and $1,500,000, available for advances.

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

Revenue and Cost Recognition - The Company recognizes revenue in accordance with ASC 606 “Revenues from Contracts with Customers”. As such the Company has and will continue to review its performance obligations in terms of material customer contractual arrangements in order to verify that revenue is recognized when performance obligations are satisfied on a periodic basis.

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

Revenues from product sales are recognized when earned, net of applicable provisions for discounts and returns and allowances in the event of a product defect where no exchange of product is possible. Revenues are recognized when our performance obligations are satisfied as evidenced by transfer of control of promised goods to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Product royalty income, representing approximately 1% of total revenues, is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

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

Since the Company (through its wholly-owned subsidiary) serves as the distributor of Leatt products in the United States, the Company records its revenue and related cost of revenue for its product sales in the United States upon shipment of the merchandise to the dealer or to the ultimate consumer when there is no dealer in the geographic area or the consumer chooses to purchase directly from the Company’s e-commerce website and the sales order was received directly from, and paid by, the ultimate consumer. Since the Company (through its South African branch) serves as the distributor of Leatt products in South Africa, the Company records its revenue and related cost of revenue for its product sales in South Africa upon shipment of the merchandise from the branch to the dealer and upon shipment of products direct to end consumers, which have been sold through digital channels. The Company’s standard terms and conditions of sale for non-consumer direct sales do not allow for product returns other than under warranty. Web-based direct sales permit products to be returned or exchanged within 30 days of the purchase date.

International sales (other than in the United States and South Africa) are generally drop-shipped directly from our consolidation warehouse or our third-party manufacturing partner to Company’s international distributors. Revenue and related cost of revenue is recognized at the time of shipment from the manufacturer’s port when the shipping terms are Free On Board (“FOB”) shipping point, Cost and Freight (“CFR”) or Cost and Insurance to named place (“CIP”) as legal title and risk of loss to the product pass to the distributor. Sales to all customers (distributors, dealers and consumers) are generally final; however, in limited instances, product may be returned and exchanged due to product quality issues. Historically, returns due to product quality issues have not been material and there have been no distributor terminations that resulted in product returns. Cost of revenues also includes royalty fees associated with sales of Leatt-Brace products. Product royalty income is recorded as the underlying product sales occur, in accordance with the related licensing arrangements.

The Company, through its wholly-owned subsidiary, serves as the international distributor of GRiTT by LEATT® products. For sales in Poland, revenue and the related cost of revenue are recognized when control of the products transfers to the third-party distributor, which is determined by the Incoterms agreed for each sale. Where products are sold Ex Works (“EXW”), revenue is recognized when the products are made available for collection at the Company’s warehouse. Where products are sold Free On Board (“FOB”) named port of shipment, revenue is recognized when the products are loaded on board the vessel. Where products are sold Carriage and Insurance Paid To (“CIP”) named place of destination, revenue is recognized when the products are handed over to the first carrier. Where products are sold Delivered at Place (“DAP”), revenue is recognized only when the products arrive at the named place of destination and are made available to the distributor for unloading, as evidenced by proof of delivery. The Company’s standard terms and conditions of sale applicable to non-consumer direct sales generally do not permit product returns, other than under warranty or exchange arrangements.

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

Allowance for Credit Losses - Accounts receivable consist of amounts due to the Company from normal business activities. Credit is granted to distributors on an unsecured basis based on credit risk analysis assessments and procedures. The Company continuously monitors both credit reports and collections, communication and payments from customers and maintains an allowance for credit losses based upon the expected credit losses determined utilizing historical experience, the aging of funds outstanding and any specific customer collection issues that have been identified. In determining the amount of the allowance, the Company is required to make certain estimates and assumptions. Accounts receivable balances that are still outstanding after the Company has used reasonable collection efforts are written off as uncollectible. While such credit losses have historically been minimal, within the Company’s expectations and the provisions established, macro-economic conditions and customer financial positions are fluid, and the Company cannot guarantee that the Company will continue to experience the same credit loss rates that it has in the past. A significant change in the liquidity or financial position of any of the Company’s significant customers could have a material adverse effect on the collectability of the Company’s accounts receivable and the future operating results. The allowance for short-term credit losses at September 30, 2026 was $301,024 and at December 31, 2025 was $205,827.

Inventory Valuation - Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in first-out (FIFO) method. Inventory consists primarily of finished goods. Shipping and handling costs are included in the cost of inventory. In assessing the inventory value, we make estimates and judgments regarding reserves required for product obsolescence, aging of inventory and other issues potentially affecting the saleable condition of products. In performing such evaluations, we utilize historical experience as well as current market information. The reserve for obsolescence at September 30, 2026 and December 31, 2025 was $857,150 and $510,576, respectively.

Impairment of Long-Lived Assets - The Company reviews its intangible and tangible long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the expected future net cash flows to be generated by the assets. Based on these reviews the Company recognized an impairment charge of $0 and $234,224 to intangible capitalized website costs as at September 30, 2026 and December 31, 2025, respectively.

Operating Leases - The Company determines if an arrangement is a lease at contract inception. Operating leases are included in the right-of-use assets (“ROU’’), and lease liability obligations are included in the Company’s consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset of the lease term and lease liability obligations represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date, based on the present value of lease payments over the lease term. As the Company’s leases typically do not provide an implicit rate, the Company estimates its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company uses the implicit rate when readily determinable. The ROU asset also includes any lease payments made and excludes lease incentives and lease direct costs. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

Recent Accounting Pronouncements

See Note 14, “Summary of Significant Accounting Policies” in the Notes to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the respective dates of adoption, or expected adoption and effects on our consolidated financial position, results of operations and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

As of September 30, 2026, the Company’s management, under the direction of its Chief Executive Officer and the Chief Financial Officer, Mr. Sean Macdonald, carried out an evaluation of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures were deemed to be effective.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting during the period ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	On July 31, 2025, a lawsuit alleging patent infringement was filed against the Company in the Court of the Commissioner of Patents in South Africa. In August 2026, the Company settled the matter by entering into a confidential license agreement. Under the agreement, the Company pays a royalty on net sales of the licensed product, and neither party admitted liability. Royalties accrued as of September 30, 2026 were $69.

ITEM 1A. RISK FACTORS.

There are no material changes from the risk factors previously disclosed in Item 1A “Risk Factors” of our annual report on Form 10-K for the period ended December 31, 2025.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None.

Issuer Repurchase of Equity Securities

The following table sets forth information with respect to our repurchases of shares of common stock for each month during the quarter ended September 30, 2026.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
7/1/2026 - 7/31/2026	1,295	$12.07	1,295	$377,417
8/1/2026 - 8/31/2026	3,721	$12.63	3,721	$334,097
9/1/2026 - 9/30/2026	1,447	$11.79	1,447	$313,375

On May 11, 2026, the board of directors ratified and approved a share purchase plan (the “May 2026 Share Repurchase Plan”). The board of directors authorized the repurchase of the Company’s shares of common stock pursuant to a trading plan that qualifies for the safe harbor provisions of Rule 10b-18 and Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended. The May 2026 Share Repurchase Plan provides for an aggregate purchase of outstanding common stock in an aggregate dollar amount of up to $419,410 from May 18, 2026, through December 31, 2026.

Share repurchases may be made from time to time through open market purchases, privately negotiated transactions, or otherwise in compliance with Rule 10b-18 under the Securities Exchange Act of 1934, as amended. The May 2026 Share Repurchase Plan does not require the purchase of any minimum number of shares and may be suspended or discontinued at any time.

Payment for shares repurchased under the share purchase plan is funded using the Company’s cash on hand and cash flow from operations.

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

During the quarter ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Date: November 12, 2026	LEATT CORPORATION

	By:	/s/ Sean Macdonald
Sean Macdonald
Chief Executive Officer and Chief Financial Officer
(Principal Executive, Financial and Accounting Officer)